Form 10KSB
period 1996-06-30
VERMONT TEDDY BEAR CO INC
filed 1996-09-26
CIK 912960

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-KSB
Check the appropriate box:

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
      [Fee Required]
      For the fiscal year ended June 30, 1996
                                -------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
      [No Fee Required]

        Commission file number 1-12580
                               -------

                      THE VERMONT TEDDY BEAR CO., INC.
               (Name of small business issuer in its charter)

              New York                               03-0291679
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


                      2236 Shelburne Road  P.O. Box 965
                          Shelburne, Vermont  05482
                               (802) 985-3001
                  (Address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

Common Stock, par value               NASDAQ National Market &
- -----------------------               ------------------------
 $.05 per share                        The Pacific Stock Exchange
 --------------                        --------------------------

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.05 per share
                --------------------------------------------
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

Check if there is not disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended June 30, 1996 were $17,039,618.

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on September 20, 1996, as reported on NASDAQ, was $14,225,062.

As of September 18, 1996, there were 5,172,750 shares of the issuer's common stock issued and outstanding.

                      Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-KSB:

Proxy Statement for 1996 Annual Meeting of the issuer's stockholders:
Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one): Yes ___; No _X_




                      The Vermont Teddy Bear Co., Inc.
                       1996 Form 10-KSB Annual Report


                              Table of Contents
                              -----------------

                                                                        Page
                                                                        ----

Item 1.    Description of Business                                        1

Item 2.    Description of Property                                        6

Item 3.    Legal Proceedings                                              7

Item 4.    Submission of Matters
           to a Vote of Security Holders                                  7

Item 5.    Market for Common Equity
           and Related Stockholder Matters                                7

Item 6.    Management's Discussion
           and Analysis or Plan of Operation                              9

Item 7.    Financial Statements                                          13

Item 8.    Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure                        13

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act    13

Item 10.   Executive Compensation                                        13

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management                                                14

Item 12.   Certain Relationships and Related Transactions                14

Item 13.   Exhibits and Reports on Form 8-K                              14



Item 1.  Description of Business(1)

      Founded in 1981 and incorporated in 1984, The Vermont Teddy Bear Co., Inc. (the "Company"), with its principal offices at 2236 Shelburne Road, Shelburne, Vermont, is a designer, manufacturer, and direct marketer of teddy bears and related products.

- -------------------
<F1>  The Company owns the following trademarks or service marks mentioned in this Annual Report, which are registered or for which an application to register is pending: Teddy Bear-Gram[registered trademark], Bear Counselor[registered trademark], Racer Ted[registered trademark] and Bear-Gram[service trademark]. The Company also has applications pending to register the following trademarks or service marks: The Vermont Teddy Bear Company[trademark], the Company's logo, and Vermont Bear-Gram[service trademark], Acme Cartoon Company[trademark], The
      Acme Moving Picture Group[trademark], Teddy Treats[trademark], Teddy Togs[trademark], Bear Bottoms[trademark], Make A Friend For Life[trademark], The All-American Teddy Bear[trademark] and The Great American Teddy Bear[trademark].


                       Principal Distribution Methods

      The Company uses a variety of channels to market its products, of which the largest is Bear-Grams, comprising 77 percent of net revenues in the fiscal year ended June 30, 1996. Other principal avenues of distribution include direct mail catalogs, Company-owned retail stores, and licensing agreements. The Company's sales are heavily seasonal, with Valentine's Day, Christmas, and Mother's Day as the Company's largest sales seasons, respectively.

      Bear-Grams are personalized teddy bears which are delivered directly to recipients for special occasions such as birthdays, anniversaries, weddings, new births, and holidays. Orders for Bear-Grams are generally placed by calling a toll-free telephone number (1-800-829-BEAR), and speaking to Company sales representatives, called Bear Counselors. The Company offers teddy bears in a variety of sizes and colors, as well as approximately 100 different teddy bear outfits to further personalize the Bear-Gram. Orders placed by 4:00pm can be shipped the same day; packages are delivered primarily via United Parcel Service by next-day air, second-day air, or ground delivery service.

      The Bear-Gram has been the most significant factor in the historical growth of the Company. Although Bear-Grams were introduced on a small scale in 1985, the Company's marketing effort throughout the 1980's focused on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram product in New York City, offering listeners a toll-free number for customers to order Bear-Grams from the Company's facility in Vermont. This test proved to be successful, and primarily through Bear-Gram sales, the Company increased its total sales from approximately $351,000 in 1989 to a peak of $20,561,000 in 1994, before declining over the subsequent eighteen months. Total sales were $17,040,000 for the twelve months ended June 30, 1996.

      Since 1990, the Company has expanded its Bear-Gram radio marketing strategy beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States. During the twelve-month period ended June 30, 1996, the Company regularly placed advertising on a total of forty-nine radio stations in seven of the twenty largest market areas in the United States, as well as on two syndicated networks. For Valentine's Day, the Company's peak Bear-Gram sales season, the Company advertised on seventy-one radio stations in eleven different markets areas, as well as on three syndicated networks.

      The following table shows the Company's largest markets and most frequent reasons given by customers for purchasing the Company's products:


                         Percentage of orders
                         for the twelve months
                         ended June 30,
                         1996          1995
                         ----          ----
Markets
    New York City        35.5%         38.6%
    Boston                9.5%          9.5%
    Philadelphia          8.9%          7.3%
    Chicago               7.3%          8.5%
    Los Angeles           4.0%          3.8%

Reasons for Purchases
    Valentine's Day      20.8%         19.2%
    Birthdays            13.4%         15.0%
    New Births           12.8%          9.9%
    Get Wells            12.0%         10.4%
    Christmas             8.6%         10.4%


      In an effort to diversify the Company's distribution channels, the Company has placed a greater emphasis on other forms of marketing, including direct mail catalogs. For the fiscal year ended June 30, 1996, direct mail accounted for seven percent of net revenues. The Company introduced its first catalog for Christmas of 1992, and has come to accumulate an in-house mailing list of approximately 1,067,000 names. In the twelve months ended June 30, 1996, more than 14 million circulated pages were mailed to prospective customers, and the Company intends to increase the number of pages in circulation in the year ahead. For the Fall/Christmas 1996 edition, the Company has entered into agreements to rent or exchange additional catalog names from companies such as Saks Fifth Avenue, Hammacher-Schlemmer, FAO Schwartz, and The Walt Disney Company.

      The Company is also seeking to increase its revenues through Company-owned retail stores. The factory store, located ten miles south of Burlington, Vermont in the town of Shelburne, was second only to Bear-Grams in its contribution to sales in the fiscal year ended June 30, 1996, at 13 percent of net revenues. During this period, store sales grew 19 percent from the twelve-month period ended June 30, 1995. The Company has actively promoted family tours of its teddy bear factory and store in Shelburne, which drew over 130,000 visitors in the twelve-month period ended June 30, 1996, compared to 85,000 visitors for the twelve months ended June 30, 1995. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has invested over $100,000 in the renovation of its store, which included the implementation of Make A Friend For Life, where visitors can participate in the creation of their own teddy bear.

      On July 1, 1996, the Company opened a second retail store, located on Route 16 in North Conway, New Hampshire. The Company chose the North Conway location because of the summer, foliage, and ski-season traffic passing through the area. The Company also recently entered into a non-binding letter of intent to lease 6,000 square feet of retail space in Freeport, Maine, beginning August 1, 1997. The proposed location, currently the Bartol Library on Main Street, is proximate to L.L. Bean and other retailers. The Company intends to pursue leases in other locations in the year ahead.

      The Company views licensing as another potential source of revenue. For the fiscal year ended June 30, 1996, licensing contributed less than one percent of the Company's net revenues. On September 11, 1995, the Company entered into a licensing agreement with Tyco, Inc., under which Tyco has manufactured miniature bears bearing the Vermont Teddy Bear name, though no material royalties have yet been received. The agreement with Tyco, Inc. will continue through December 31, 1998. In addition, the Company has entered into a licensing agreement with the Theodore Roosevelt Association, though no products have been introduced at this date. The Company believes this partnership is worthwhile, as it links the Company to the history of the teddy bear, which was created in 1902 by Morris Michtom to honor President Roosevelt, who chose not to shoot a bear cub while on a hunting trip. The
Company intends to pursue additional licensing agreements in the year ahead.


                       Competitive Business Conditions

      The Company competes with a number of companies which sell teddy bears in the United States, including, but not limited to, Steiff of Germany, Dakin, North American Bear, and Gund. The Company also competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by phone for special occasions and delivered by express service in a manner similar to Bear-Grams. Many of these competitors have greater financial, sales, and marketing resources than the Company. On occasion, the Company has also become aware of competitors, seeking to market the sale of teddy bears in a manner similar to Bear-Grams. Although the Company believes that none of these companies have remained in business for extended periods, there are no material barriers to entry into this market. Accordingly, there can be no assurance that other companies, including those with greater resources and capital, will not seek to compete directly with the Company.


                             Principal Products

      From its inception, the Company's focus has been to design and manufacture the best teddy bears made in America, using quality American materials and labor. The Company believes that, apart from its own manufactured product, most of the teddy bears sold in the United States are manufactured in foreign countries. The Company has sought to respond to customer demand for American-made products by using American materials, with the exception of mohair and a "super plush" fabric on its premium bears, which are obtained from European suppliers, as well as one color of its standard plush, which is currently sourced from Canada. The Company produces many different sizes of bears, ranging from 11" to 72" tall, in six standard colors. Virtually all of the Company's teddy bears have moveable joints, a feature associated with traditional, high-quality teddy bears. Additionally, approximately 100 different bear outfits are manufactured, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. The Company believes that it is the largest manufacturer of teddy bears made exclusively in the United States.

      During the last fiscal year, the Company installed a new perpetual inventory system to better manage the production process and inventory levels.

      In addition to its own manufactured product, the Company sells items related to teddy bears, as well as merchandise featuring the logo of The Vermont Teddy Bear Company. Items such as apparel, jewelry, and ornaments are available primarily in the Company's retail stores and through the direct mail catalog. Recently, the Company has begun to sell stuffed toys which have been manufactured by other companies, such as Gund and Steiff of Germany. The Company believes that this trend will continue in the future, as the Company actively re-positions itself to merchandise all things related to teddy bears, including products from other stuffed toy manufacturers.


       Sources and Availability of Materials, Supplies, and Production

      Raw materials for the Company's bears (largely comprised of stuffing, plush fur, eyes, and joints) are obtained from several domestic suppliers. The Company presently purchases certain of its raw materials from single suppliers, but believes that alternate sources of supply at competitive prices are obtainable, should conditions warrant. Fabric for all teddy bears is cut at the Company's Shelburne factory, prior to sewing. Sewing of bear parts (arms, legs, bodies, and heads) is done by employees, as well as by homeworkers and subcontractors. Once individual parts are sewn, they are returned to the factory for mechanical stuffing. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, hand-stuffing the bodies, and hand-stitching the backs. The Company also produces outfits for the bears, which are then "dressed" to meet customer requests.


                      Patents, Trademarks, and Licenses

      The Company's name in combination with its original logo is a registered trademark in the United States. The Company also owns the registered service marks "Teddy Bear-Gram," "Bear Counselor," and "Racer Ted," and has applications pending to register the current Company logo, "The Vermont Teddy Bear Company," "Bear-Gram," "Vermont Bear-Gram," "Acme Cartoon Company," "The Acme Moving Picture Group," "Teddy Treats," "Teddy Togs," "Bear Bottoms," "Make A Friend For Life," "The All-American Teddy Bear," and "The Great American Teddy Bear."

      Although the Company has continuously used the mark "Bear-Gram" since April 1985, its initial application to register that mark, filed June 13, 1990, was rejected by the United States Patent and Trademark office due, among other things, to prior registration of the mark "Bear-A-Grams," which was issued to another company on June 7, 1988. Although the Company subsequently abandoned its initial "Bear-Gram" service mark application, it believes it is entitled to use "Bear-Gram" by virtue of its prior use of that mark. Accordingly, the Company has reapplied to register "Bear-Gram" and has applied to register the service mark "Vermont Bear-Gram."

      According to its trademark application, the registrant of "Bear-A-Gram" uses that mark to send greeting cards. To the Company's knowledge, the "Bear-A-Gram" mark is not presently used to compete with the Company's sending of personalized teddy bears. There can be no assurance, however, that the holder of "Bear-A-Gram" will not seek to use or license the use of that mark to sell products competing directly with the Company, or will not seek to prevent the Company from using "Bear-Gram" in the marketing of its products. The Company would vigorously respond to any such action. If, however, the Company is prohibited from using "Bear-Gram" or any of its other trademarks or service marks, or is required to obtain a license for such use, any of these developments could have a material adverse effect upon the Company's sales.

      In addition, a federal trademark application was filed in April 1992 by Donna L. Boyce, of Hyde Park, Massachusetts, for the mark "Teddygrams." Based on materials submitted with her application, Ms. Boyce is seeking trademark protection to sell personalized teddy bears. In response, the Company filed a notice of opposition, and, in November 1993, the U.S. Patent and Trademark Office instituted the opposition against Ms. Boyce's application to register "Teddygrams." On April 19, 1996, a Motion for Summary Judgement in favor of the Company was denied. The Company entered into a settlement agreement with Ms. Boyce as of August 1, 1996, which requires the Company to dismiss its opposition to the application to register "Teddygrams," and requires Ms. Boyce to dismiss her opposition to the Company's application to register "Bear-Gram" and "Teddy Bear-Gram." The Company has agreed to pay a total of $35,000 to reimburse Ms. Boyce's attorney's fees and other costs related to her opposition of the Company's trademarks, and to acquire the right of first refusal on Ms. Boyce's "Teddygrams" mark.

      The Company also claims copyright, service mark or trademark protection for its teddy bear designs, its marketing slogans, and its advertising copy and promotional literature. However, many aspects of the Company's marketing techniques and product line are not protected and could be replicated by competitors.


                                  Employees

      As of June 30, 1996, the Company employed 180 individuals, of whom 86 persons were employed in production-related functions, 66 persons were employed in sales and marketing positions, and 28 were employed in general and administrative positions. No employees are members of a union, and the Company believes it enjoys favorable relations with all employees.

      The Company supplements its regular in-house work force with homeworkers who perform production functions at their homes. The level of outsourced work fluctuates with Company production targets; at June 30, 1996, there were fifteen homeworkers producing product for the Company. Homeworkers are treated by the Company as independent contractors for all purposes, except for withholding of social security taxes. Being independent contractors, homeworkers are free to accept or reject work offered by the Company. This working relationship allows the Company to adapt to fluctuations in seasonal production demands.


Item 2.  Description of Property

      Prior to July 1995, the Company's principal offices and retail store occupied 29,000 square feet of space at The Commons, a village-style retail shopping complex in Shelburne, Vermont. The Company was also leasing approximately 20,000 square feet in a warehouse in nearby Williston, Vermont, used for inventory storage, manufacturing of outfits, and functions associated with the homeworker network, as well as an additional 19,000 square feet of inventory storage at a second location in Williston, Vermont.

      In July 1995, in an effort to consolidate the Company's disparate locations and improve manufacturing flow, the Company moved its principal offices, along with its retail store, manufacturing, sales, and fulfillment operations to its newly-constructed 62,000 square foot building, located on a 57-acre site along U.S. Route 7 in Shelburne, Vermont. The new site is two miles south of the Company's former location, and ten miles south of Burlington, Vermont. The Company purchased the site for approximately $817,000, and the cost of improving the site and constructing the new facility was approximately $7.1 million. On September 26, 1995, the Company entered into a $3.5 million commercial loan with the Vermont National Bank, secured by a first mortgage on the new facility, as well as general business assets. Repayment of the mortgage loan is based on a thirty-year fixed principal payment schedule with a balloon payment due on September 26, 1997.

      The Company has a three-year lease on 10,000 square feet of inventory space at a separate location in Shelburne, Vermont, one mile north of the factory, for $14,000 annually. The Company also entered into a five-year agreement to lease 6,000 square feet in North Conway, New Hampshire for $46,800 annually, and has entered into a non-binding letter of intent to lease 6,000 square feet in Freeport, Maine for ten years, beginning in August 1997, for $240,000 annually.


Item 3.  Legal Proceedings

      The Company is not a party to any material legal proceedings. On August 26, 1996, the Company and Ms. Boyce filed a Stipulation of Dismissal with the U.S. Patent and Trademark Office to cancel the proceedings related to the "Teddygrams" mark. (See Item 1 "Patents, Trademarks, and Licenses.")


Item 4.  Submission of Matters to a Vote of Security Holders

      There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Item 5.  Market for Common Equity and Related Stockholder Matters

                             Market Information

      At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November, 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. To date, NASDAQ has been the principal market for the exchange of the freely tradeable shares of the Company's Common Stock. Effective July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between the July 1, 1994 and June 30, 1996, the high and low sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:


Quarter Ended          High     Low
- -------------          ----     ---

June 30, 1996          $3.63    $2.38
March 31, 1996         $3.75    $2.75
December 31, 1995      $5.13    $3.13
September 30, 1995     $6.25    $3.25

June 30, 1995          $4.50    $3.00
March 31, 1995         $4.88    $2.75
December 31, 1994      $7.50    $4.50
September 31, 1994     $7.75    $4.50


                          Description of Securities

      Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of this 1,000,000 share initial public offering and the Underwriters' purchase of an additional 172,500 shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market, and continues to hold these shares as treasury stock. On March 1, 1996, 250 shares of the Company's Common Stock were issued pursuant to the exercise of an employee Incentive Stock Option. As a result of these activities, there were 5,160,750 shares of the Company's Common Stock outstanding, held of record by 1,380 shareholders as of June 30, 1996.

      There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share, and a cumulative dividend at a rate of eight percent per annum. There has been no change in the number of Series A preferred shares, and the original shareholder remains the sole shareholder of Series A Preferred Stock.

      Subsequent to the close of the fiscal year ended June 30, 1996, the Company privately placed $550,000 of Series B convertible Preferred Stock on July 12, 1996. The 204,912 Series B preferred shares, held of record by twelve shareholders, are not entitled to any dividends or voting rights, but each share is convertible into one share of the Company's Common Stock at any time on or after July 12, 1997. Accompanying the issuance of the Preferred Stock were warrants to purchase 204,912 shares of the Company's Common Stock, subject to certain anti-dilution rights, at an exercise price of $2.434 per share, which are exercisable between July 12, 1997 and July 12, 1999. In addition, finder's warrants for 10,245 common shares were issued with the same terms and conditions. Common shares issued as the result of the conversion of the Series B Preferred Stock and/or the exercise of the warrant shall be considered "restricted securities" and shall be subject to certain registration rights.
On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.


                                  Dividends

      The Company has never paid cash dividends on any shares of its Common Stock, and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. The Company's ability to pay dividends on its Common Stock is limited by the preferences of the outstanding Preferred Stock of the Company and may be further limited by the terms of Preferred Stock issued or indebtedness incurred by the Company in the future. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock is not entitled to receive dividends.


Item 6.  Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report.

      In June 1995, the Company changed its year end from December 31 to June
30. The financial analysis in this section compares (i) the twelve months ended June 30, 1996 to the twelve months ended June 30, 1995 (unaudited), (ii) the twelve months ended June 30, 1996, to the six-month Transition Period ended June 30, 1995, and (iii) the six-month Transition Period ended June 30, 1995 to the twelve months ended December 31, 1994. Comparisons including the Transition Period are presented to highlight significant one-time charges and other material changes in financial condition.


                            Results of Operations

Comparison of Fiscal Year 1996 and the twelve month period ended June 30, 1995 (unaudited)

      Net revenues for the fiscal year ended June 30, 1996 totalled $17,040,000, a decrease of $3,005,000 from net revenues of $20,045,000 in the comparable twelve-month period ended June 30, 1995. Focused on improving profitability during the last fiscal year, management chose to eliminate unprofitable marketing initiatives and resist price discounting, which contributed to a fifteen percent decrease in total net revenues. By business segment, retail store net revenues improved by $346,000, wholesale net revenues rose $130,000, and licensing revenues increased $106,000 in the fiscal year just completed, compared to the twelve-month period ended June 30, 1995. Radio Bear-Gram revenues decreased $2,559,000, while direct mail net revenues declined by $547,000. The European test market, which generated $162,000 in net revenues for the twelve months ended June 30, 1995, was closed in that year, and accordingly, no revenue was generated in the fiscal year ended June 30, 1996.

      Gross margin decreased by $1,213,000 to $9,731,000 for the fiscal year ended June 30, 1996, from $10,944,000 for the twelve months ended June 30, 1995. As a percentage of net revenues, gross margin increased to 57.1 percent from 54.6 percent. The Company's move to its new facilities in July 1995 resulted in improved manufacturing flow and efficiency. During the last fiscal year, the Company installed a new perpetual inventory system to better manage the production process and inventory levels.

      Marketing and selling expenses totalled $6,287,000, or 36.9 percent of net revenues, for the fiscal year ended June 30, 1996, a decline from $9,121,000, or 45.5 percent of net revenues, for the comparable period ending June 30, 1995. This $2,834,000 decrease largely resulted from elimination of unprofitable marketing initiatives, such as NASCAR sponsorship, television advertising, and European expansion, as well as a curtailment of certain unprofitable radio advertising. Reduction in sales and marketing personnel also contributed.

      General and administrative expenses were $2,955,000 for the fiscal year ended June 30, 1996, compared to $4,343,000 for the twelve-month period ended June 30, 1995. As a percentage of net revenues, general and administrative expenses fell to 17.3 percent from 21.7 percent. The largest factor in this $1,388,000 decrease is related to the separation agreement with the Company's former Chief Executive Officer amounting to approximately $620,000, which was fully accrued and expensed in June 1995. Workforce reductions, reduced travel and entertainment expenses, the elimination of administrative rent, cutbacks in consulting, and the end of expenses related to the Europe test market also contributed to the decrease.

      The Company experienced an operating profit of $489,000 for the fiscal year ended June 30, 1996, compared to a $2,520,000 operating loss for the twelve months ended June 30, 1995. Improved operating results, despite lower net revenues, resulted from increased gross margins, decreased marketing and selling expenses, and reduced general and administrative expenses, as discussed above.

      Net interest income decreased to $41,000 for the year ended June 30, 1996, from $192,000 last year, principally as a result of lower cash balances. Interest expense totalled $441,000 and $35,000 for the twelve month periods ended June 30, 1996, and 1995, respectively. This increase was primarily due to interest costs associated with the mortgage loan on the Company's new facility.

      Despite posting positive earnings for the fiscal year ended June 30, 1996, no tax provision was recorded for the period, due to the Company's utilization of NOL carryforwards. For the twelve months ended June 30, 1995, the Company recorded a tax provision of $61,000.

      As a result of the foregoing factors, the net income to Common Stockholders for the fiscal year ended June 30, 1996 was $152,000, compared to a net loss to Common Stockholders of $2,494,000 for the twelve months ended June 30, 1995. By an agreement dated April 12, 1996, the sole holder of the Series A Preferred Stock waived her right to receive $72,000 in dividends which would have accumulated and accrued during the fiscal year ended June 30, 1996, as well as $54,000 worth of dividends accrued in the nine months ending June 30, 1995, in exchange for a five-year warrant to purchase 43,826 shares of Common Stock at an exercise price of $2.875 per share. Preferred Stock dividends totalling $72,000 were declared during the twelve-month period ended June 30, 1995.


Comparison of Fiscal Year 1996 and the Transition Period ended June 30, 1995

      On June 19, 1995, John Sortino stepped down as President and CEO of the Company. As part of this separation agreement, Mr. Sortino was awarded a bonus, and the forgiveness of outstanding amounts due to the Company. The entire amount due to Mr. Sortino under the separation agreement was accrued and expensed within the Transition Period based upon the fact that the Company will not seek services from him in the future. This accrual resulted in a charge to general and administrative expenses of approximately $620,000.

      For the six months ended June 30, 1995, the Company recorded income tax expense of $216,000, due to the establishment of a valuation allowance of $1,026,000 to fully reserve the Company's net deferred tax assets resulting form net operating loss carryforwards and temporary differences at June 30, 1995.


Comparison of the Transition Period ended June 30, 1995 to Fiscal Year 1994

      Other than the information presented in "Comparison of The Fiscal Year 1996 and the Transition Period ended June 30, 1995," the Company believes there were no additional significant one-time charges or material changes in financial condition.


                                Income Taxes

      At June 30, 1996, the Company's tax and book reporting year end, net operating loss carryforwards ("NOLs") amounted to approximately $2,360,000 for Federal income tax purposes. In the absence of an "ownership change" of the Company, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, the Company's NOLs are available to reduce the Federal income taxes of the Company in future taxable periods. In the event of a change of ownership, the utilization of NOLs by the Company would be subject to an annual limitation. The limitation would be equal to the product of a prescribed rate (which is published each month by the Internal Revenue Service) and the fair market value of the Company's Common Stock immediately prior to such ownership change. The NOLs expire in varying amounts through 2007. In addition, as a result of the change in the tax reporting year end to June 30, 1995, certain amounts of the NOLs (approximately $1,700,000) are deductible ratably over a six-year period beginning June 30, 1996.


                       Liquidity and Capital Resources

      As of June 30, 1996, the Company's cash position increased to $1,122,000, from $1,071,000 at June 30, 1995. Of the $1,122,000, $365,000 is classified as restricted cash; there was $100,000 of restricted cash at June 30, 1995. The largest component of the restricted cash is $300,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Vermont National Bank. Reduced inventory levels and an increase in debt financing more than offset reductions in accounts payable, lower accrued expenses, and purchases of property, plant, and equipment.

      Inventory levels of materials and finished goods and work-in-process totalled $1,975,000 at June 30, 1996, compared to $3,042,000 at June 30, 1995.
The Company undertook an internal initiative to reduce its inventory levels in the fiscal year by better utilizing existing raw material inventories in the manufacture of new product, and by accelerating efforts to sell finished goods already held in inventory.

      Accounts payable totalled $1,354,000 at June 30, 1996, compared to $2,513,000 at June 30, 1995. This decrease is largely reflected by reduced purchases of inventoried items and a contraction in marketing and selling expenses. Accrued expenses were $473,000 at June 30, 1996, compared to $860,000 at June 30, 1995. The largest reduction in this category was in accrued severance payable, related to the separation agreement with the Company's former Chief Executive Officer, who resigned on June 19, 1995.

      The Company has available a $1,000,000 revolving line of credit from Vermont National Bank. The line of credit, established September 26, 1995, bears interest at a variable rate of 2 percent above the prime rate, is secured by all assets of the Company, and has a one-year maturity. There was no borrowing under the line at June 30, 1996. The Company is currently in the process of securing a new line of credit.

      On December 26, 1995, Green Mountain Capital L.P. agreed to lend the company up to $500,000 in the form of five-year term notes. At June 30, 1996, there was $180,000 in principal outstanding. The original amount of the note was $200,000, the minimum borrowing required by the terms of the agreement.
The notes bear interest at 12 percent per annum, are repaid in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In addition, Green Mountain Capital is entitled to receive warrants to purchase 4,000 shares of Vermont Teddy Bear Company Common Stock, at an exercise price of $3.375 per share, for each $100,000 advanced to the Company. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2002 or five years after full repayment of the loan. Accordingly, warrants to purchase a total of 8,000 shares of the Company's Common Stock have been granted to Green Mountain Capital as of June 30, 1996.

      Subsequent to the close of the fiscal year, the Company privately placed $550,000 of Series B convertible Preferred Stock on July 12, 1996. The 204,912 newly-issued preferred shares are not entitled to any dividends or voting rights, but are convertible into 204,912 shares of the Company's Common Stock, subject to certain anti-dilution rights, at any time on or after July 12, 1997. Accompanying the issuance of the Preferred Stock were warrants to purchase 204,912 shares of the Company's Common Stock at an exercise price of $2.434 per share, and are exercisable between July 12, 1997 and July 12, 1999. In addition, finder's warrants for 10,245 common shares were issued with the same terms and conditions. Common shares issued as the result of the conversion of the Series B Preferred Stock and/or the exercise of the warrants shall be considered "restricted securities" and shall be subject to certain registration rights.

      Management believes that the amount and structure of financing available to the Company, as well as cash flows from operations, will be sufficient to meet the Company's working capital needs and planned capital expenditures for the next twelve months.


Item 7.  Financial Statements

      The list of financial statements set forth under the caption "Index to Financial Statements" on page F-1 below is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      Information concerning the directors and executive officers of the company, their terms of office, the periods during which they have served, their personal business experiences is included in the Company's definitive Proxy Statement for its 1996 Annual Meeting and is specifically incorporated herein by reference.


Item 10. Executive Compensation

      Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 1996 Annual Meeting and is specifically incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by: (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 1996 Annual Meeting and is specifically incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

      Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 1996 Annual Meeting and is specifically incorporated herein by reference.


Item 13. Exhibits and Reports on Form 8-K

                                  Exhibits

      The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.   Description
- -----------   -----------

3.3 Restated Certificate of Incorporation of the Company, (filed herein)

4.1           Representative's Warrant issued to Barington Capital Group, L.P.
              upon the consummation of the initial public offering of the Company's Common Stock in November, 1993 (filed with the Securities and Exchange Commission as exhibit 4.1 to the Company's 1993 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

4.2 Form of Common Stock Certificate (filed with the Securities and Exchange Commission as exhibit 4.2 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

4.3 Form of Warrant, issued in connection with the private placement of 204,912 shares of the Company's Series B Convertible Preferred Stock (filed herein)

4.4 Form of Subscription Agreement issued in connection with the private placement of 204,912 shares of the Company's Series B Convertible Preferred Stock (filed herein)

4.5 Waiver of Joan H. Martin, dated April 12, 1996, issued in connection with waiver of accrued dividends on Series A Preferred Stock (filed herein)

4.6 Warrant to purchase 43,826.087 shares of the Company's Common Stock, dated April 12, 1996, issued in connection with Joan H. Martin's waiver of accrued dividends on Series A Preferred Stock (filed herein)

10.2 Stock warrants issued to Edmund H. Shea, Jr. IRA, Allan Lyons and William Maines in connection with the bridge financing prior to the initial public offering of the Company's Common Stock in November, 1993 (a form of which was filed with the Securities and Exchange Commission as exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

10.10 Incentive Stock Option Plan adopted by the Company on August 16, 1993, with form of Incentive Stock Option Agreement (filed with the Securities and Exchange Commission as exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

10.11 Securities Purchase Agreement, dated June 10, 1987 between the Company and VTB Investment Group and Joan Hixon Martin (filed with the Securities and Exchange Commission as exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

10.12 Agreement, dated as of June 19, 1995, between the Company and John N. Sortino, providing the terms of Mr. Sortino's separation agreement with the Company (filed with the Securities and Exchange Commission as exhibit 10.12 to the Company's 10-KSB for the transition period ending June 30, 1995 and incorporated herein by reference)

10.13 Employment Agreement and Loan Arrangement, dated July 31, 1995, between the Company and R. Patrick Burns providing the terms of Mr. Burns' employment with the Company as Chief Executive Officer (filed with the Securities and Exchange Commission as exhibit
              10.13 to the Company's 10-KSB for the transition period ending June 30, 1995 and incorporated herein by reference)

10.14 Employment Agreement, dated November 1, 1993, between the Company and Spencer C. Putnam (filed with the Securities and Exchange Commission as exhibit 10.14 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

10.17 Commitment Letter issued by Vermont National Bank, Burlington, Vermont, dated September 18, 1995, in connection with a commercial mortgage loan and a line of credit loan (filed with the Securities and Exchange Commission as exhibit 10.17 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

10.18 Loan Agreement, dated September 26, 1995, between the Company and Vermont National Bank regarding $3,500,000 Term Loan and $1,000,000 Line of Credit Loan (filed with the Securities and Exchange Commission as exhibit 10.18 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

10.19 Commercial Term Note, dated September 26, 1995, issued in connection with the $3,500,000 Term Loan of Vermont National Bank (filed with the Securities and Exchange Commission as exhibit
              10.19 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

10.20 Commercial Time Note, dated September 26, 1995, issued in connection with the $1,000,000 Line of Credit Loan of Vermont National Bank (filed with the Securities and Exchange Commission as exhibit 10.20 to the Company's 10-KSB for the transition period ended June 30, 1996 and incorporated herein by reference)

10.24 Amended 1993 Incentive Stock Option Plan of the Company, amended as of November 28, 1995 (filed with the Securities and Exchange Commission as exhibit 10.24 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.25 Loan Agreement, dated December 26, 1995, between Green Mountain Capital, L.P. and the Company in connection with a $500,000 Term Loan (filed with the Securities and Exchange Commission as exhibit 10.25 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.26 Convertible Note, dated December 26, 1995, in the principal amount of $200,000, issued in connection with the $500,000 Term Loan of Green Mountain Capital (filed with the Securities and Exchange Commission as exhibit 10.26 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.27 Stock Purchase Warrant Agreement, dated December 26, 1995, in connection with the $500,000 Term Loan of Green Mountain Capital (filed with the Securities and Exchange Commission as exhibit
              10.27 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.28 Employment and Loan Agreements, dated June 30, 1996, between the Company and R. Patrick Burns (filed herein)

10.29 Employment Agreement, dated July 1, 1996, between the Company and Elisabeth B. Robert (filed herein)

23.1 Consent of KPMG Peat Marwick, LLP, dated September 26, 1995 (filed with the Securities and Exchange Commission as exhibit
              23.1 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

23.2 Consent of Arthur Andersen, dated September 26, 1996 (filed herein)

23.3          Consent of KPMG Peat Marwick, LLP, dated September 26, 1996
              (filed herein)

24 Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference.

27            Financial Data Schedule (filed herein)


                             Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1996.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE VERMONT TEDDY BEAR CO., INC.


Dated:  September 19, 1996      By:  /s/ R. Patrick Burns
                                     ----------------------------------------
                                     R. Patrick Burns, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated:  September 20, 1996      By:  /s/ R. Patrick Burns
                                     ------------------------------------------
                                     R. Patrick Burns, Director, President, and
                                     Chief Executive Officer


Dated:  September 20, 1996      By:  /s/ David W. Garrett
                                     ------------------------------------------
                                     David W. Garrett, Director


Dated:  September 23, 1996      By:  /s/ Fred Marks
                                     ------------------------------------------
                                     Fred Marks, Director, and Chairman of
                                     the Board


Dated:  __________________      By:
                                     ------------------------------------------
                                     Joan Hixon Martin, Director


Dated:  September 20, 1996      By:  /s/ Spencer C. Putnam
                                     ------------------------------------------
                                     Spencer C. Putnam, Director,
                                     Secretary and Chief Operating Officer


Dated:  September 23, 1996      By:  /s/ Elisabeth B. Robert
                                     ------------------------------------------
                                     Elisabeth B. Robert, Director, Treasurer,
                                     and Chief Financial Officer




                      The Vermont Teddy Bear Co., Inc.

                            FINANCIAL STATEMENTS
                        AS OF JUNE 30, 1996 AND 1995
                       TOGETHER WITH AUDITORS' REPORT


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying balance sheet of The Vermont Teddy Bear Co., Inc. (a New York corporation) as of June 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. as of June 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 30, 1996


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying balance sheet of The Vermont Teddy Bear Co., Inc. as of June 30, 1995, and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1995 and for the twelve months ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. as of June 30, 1995, and the results of its operations and its cash flows for the six months ended June 30, 1995 and for the twelve months ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
September 6, 1995, except as to the first two paragraphs in Note 5 which is as of September 26, 1995


                      The Vermont Teddy Bear Co., Inc.

                               BALANCE SHEETS
                           JUNE 30, 1996 AND 1995

                                   ASSETS


                                                     1996            1995
- --------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents (includes restricted
   cash of $365,000 and $100,000 at June 30, 1996
   and 1995, respectively)                           $ 1,121,500     $ 1,070,862
  Accounts receivable, trade                             131,550         122,679
  Inventories                                          1,974,731       3,042,484
  Prepaid expenses and other current assets              277,502         213,236
  Deferred income taxes                                  240,585         126,393
                                                     ---------------------------
      Total current assets                             3,745,868       4,575,654
Property And Equipment, Net                           10,300,318      10,493,214
Deposits And Other Assets                                 98,086         102,676
Note Receivable                                           95,000         190,000
                                                     ---------------------------
      Total assets                                   $14,239,272     $15,361,544
                                                     ===========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of-
    Long-term debt                                   $   187,095     $    27,805
    Capital lease obligations                            104,146         126,306
  Accounts payable                                     1,353,698       2,513,468
  Accrued expenses                                       449,048         860,440
  Income taxes payable                                    37,365          90,889
                                                     ---------------------------
      Total current liabilities                        2,131,352       3,618,908
                                                     ---------------------------
Long-Term Debt, net of current portion                 3,505,812       3,252,379
Other Liabilities                                         84,430         204,430
Capital Lease Obligations, net of current portion        312,814         347,874
Deferred Income Taxes                                    240,585         126,393
                                                     ---------------------------
      Total liabilities                                6,274,993       7,549,984
                                                     ---------------------------
Stockholders' Equity:
  Preferred stock, $.05 par value-
    Authorized--1,000,000 shares Series A
    Issued and outstanding--90 shares                    900,000         900,000
Common stock, $.05 par value-
  Authorized--20,000,000 shares
  Issued--5,172,750  shares
  Outstanding--5,160,750 and 5,160,500 shares at
   June 30, 1996 and 1995, respectively                  258,638         258,625
  Additional paid-in capital                          10,074,595      10,073,842
  Treasury stock, at cost, 12,000 shares                (106,824)       (106,824)
  Accumulated deficit                                 (3,162,130)     (3,314,083)
                                                     ---------------------------
      Total stockholders' equity                       7,964,279       7,811,560
                                                     ---------------------------
      Total liabilities and stockholders' equity     $14,239,272     $15,361,544
                                                     ===========================

The accompanying notes are an integral part of these financial statements.


                      The Vermont Teddy Bear Co., Inc.

                          Statements of Operations
       for the Twelve Months Ended June 30, 1996 and 1995 (Unaudited),
                 for the Six Months Ended June 30, 1995 and
                for the Twelve Months Ended December 31, 1994

                                                                                           Twelve
                                           Twelve          Twelve          Six Months      Months Ended
                                           Months Ended    Months Ended    Ended           December 31,
                                           June 30, 1996   June 30, 1995   June 30, 1995   1994
- -------------------------------------------------------------------------------------------------------
                                                           (Unaudited)

Net Revenues                               $17,039,618     $20,044,796     $11,082,596     $20,560,566

Cost of Goods Sold                           7,309,038       9,101,028       5,169,178       8,619,580
                                           -----------------------------------------------------------

      Gross profit                           9,730,580      10,943,768       5,913,418      11,940,986
                                           -----------------------------------------------------------

Selling, General and Administrative
 Expenses:
  Selling expenses                           6,287,208       9,121,023       5,192,346       8,907,440
  General and administrative expenses        2,954,601       4,342,608       2,849,723       3,311,306
                                           -----------------------------------------------------------
                                             9,241,809      13,463,631       8,042,069      12,218,746
                                           -----------------------------------------------------------

      Operating income (loss)                  488,771      (2,519,863)     (2,128,651)       (277,760)

Interest Income                                 41,092         192,156          67,214         248,987

Interest Expense                              (441,146)        (35,002)        (24,517)        (24,848)

Other Income                                    63,236           1,620               -           1,620
                                           -----------------------------------------------------------

      Income (loss) before income taxes        151,953      (2,361,089)     (2,085,954)        (52,001)

Income Tax (Provision) Benefit                       -         (61,388)       (216,114)         69,524
                                           -----------------------------------------------------------

      Net income (loss)                        151,953      (2,422,477)     (2,302,068)         17,523

Preferred Stock Dividends                            -         (72,000)        (36,000)        (72,000)
                                           -----------------------------------------------------------

      Net income (loss), common
       stockholders                        $   151,953     $(2,494,477)    $(2,338,068)    $   (54,477)
                                           ===========================================================

Net Income (Loss) Per Common Share         $      0.03     $     (0.48)    $     (0.45)    $     (0.01)
                                           ===========================================================

Weighted Average Number of Shares
 Outstanding                                 5,160,583       5,160,500       5,160,500       5,164,057
                                           ===========================================================

The accompanying notes are an integral part of these financial statements.


                      The Vermont Teddy Bear Co., Inc.

                     Statements of Stockholders' Equity
               for the Twelve Months Ended December 31, 1994,
                   the Six Months Ended June 30, 1995 and
                    the Twelve Months Ended June 30, 1996


                              Preferred Stock     Common Stock             Additional
                              ----------------    ---------------------    Paid-in        Treasury     Accumulated    Stockholders'
                              Shares  Amount      Shares       Amount      Capital        Stock        Deficit        Equity
- -----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993    90      $900,000    5,172,500    $258,625    $10,073,842    $       -    $  (921,538)   $10,310,929

  Net income                   -             -            -           -              -            -         17,523         17,523

  Treasury stock               -             -            -           -              -     (106,824)             -       (106,824)

  Preferred stock dividends    -             -            -           -              -            -        (72,000)       (72,000)
                              ---------------------------------------------------------------------------------------------------

Balance, December 31, 1994    90       900,000    5,172,500     258,625     10,073,842     (106,824)      (976,015)    10,149,628

  Net loss                     -             -            -           -              -            -     (2,302,068)    (2,302,068)

  Preferred stock dividend     -             -            -           -              -            -        (36,000)       (36,000)
                              ---------------------------------------------------------------------------------------------------

Balance, June 30, 1995        90       900,000    5,172,500     258,625     10,073,842     (106,824)    (3,314,083)     7,811,560

  Common stock issued          -             -          250          13            753            -              -            766

  Net income                   -             -            -           -              -            -        151,953        151,953
                              ---------------------------------------------------------------------------------------------------

Balance, June 30, 1996        90      $900,000    5,172,750    $258,638    $10,074,595    $(106,824)   $(3,162,130)    $7,964,279
                              ===================================================================================================

The accompanying notes are an integral part of these financial statements.


                      The Vermont Teddy Bear Co., Inc.

                          Statements of Cash Flows
       for the Twelve Months Ended June 30, 1996 and 1995 (Unaudited),
                 for the Six Months Ended June 30, 1995 and
                for the Twelve Months Ended December 31, 1994


                                                                                                Twelve
                                             Twelve           Twelve            Six Months      Months Ended
                                             Months Ended     Months Ended      Ended           December 31,
                                             June 30, 1996    June 30, 1995     June 30, 1995   1994
- ------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)

Cash Flows from Operating Activities:
  Net income (loss)                          $   151,953      $(2,422,477)      $(2,302,068)    $    17,523
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used for) operating activities-
    Depreciation and amortization                818,024          473,143           294,467         316,416
    Loss on sale of fixed assets                   4,610                -                 -               -
    Changes in assets and liabilities-
      Accounts receivable, trade                  (8,871)         (46,417)           19,350         (38,267)
      Inventories                              1,067,753         (502,173)          981,763      (1,599,014)
      Prepaid and other current assets           (64,266)          40,916           355,444        (444,794)
      Deposits and other assets                    4,590          129,589            18,964         (24,240)
      Accounts payable                        (1,159,770)         216,642          (823,090)      2,017,059
      Accrued expenses and other
       liabilities                              (531,390)         526,342           622,403          61,321
      Income taxes payable                       (53,524)        (111,504)          (26,921)              -
      Deferred income taxes                            -          146,590           216,114         (69,524)
                                             --------------------------------------------------------------

        Net cash provided by (used for)
         operating activities                    229,109       (1,549,349)         (643,574)        236,480
                                             --------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment         (605,970)      (2,290,852)         (641,326)     (2,075,937)
  Proceeds from sale of fixed assets              40,455                -                 -           4,286
  Note receivable                                 95,000          643,722                 -        (190,000)
  Due from officer                                     -                -           693,722        (565,714)
  Proceeds from sale of marketable
   securities                                          -        3,000,000                 -       4,000,000
  Construction in progress                             -       (7,094,354)       (3,818,827)     (3,275,527)
                                             --------------------------------------------------------------
        Net cash used for investing
         activities                             (470,515)      (5,741,484)       (3,766,431)     (2,102,892)
                                             --------------------------------------------------------------
Cash Flows from Financing Activities:
  Borrowings of long-term debt                 3,724,150           65,011            65,011               -
  Borrowings of short-term debt                1,616,572        3,153,638         3,153,638               -
  Payments of short-term debt                 (4,771,602)         (72,748)          (36,748)        (72,000)
  Payments of long-term debt                    (156,397)         (32,638)          (20,854)        (22,815)
  Principal payments on capital lease
   obligations                                  (121,445)         (44,863)          (23,940)        (42,100)
  Dividends paid                                       -          (36,000)          (36,000)        (71,614)
  Acquisition of treasury stock                        -                -                 -        (106,824)
  Issuance of common stock, exercise of
   stock options                                     766                -                 -               -
                                             --------------------------------------------------------------

         Net cash provided by (used for)
          financing activities                   292,044        3,032,400         3,101,107        (315,353)
                                             --------------------------------------------------------------
Increase (Decrease) in Cash and Cash
 Equivalents                                      50,638       (4,258,433)       (1,308,898)     (2,181,765)
Cash and Cash Equivalents, beginning
 of period                                     1,070,862        5,329,295         2,379,760       4,561,525
                                             --------------------------------------------------------------
Cash and Cash Equivalents, end
 of period                                   $ 1,121,500       $1,070,862        $1,070,862      $2,379,760
                                             ==============================================================

Supplemental Disclosures of Cash Flow
 Information:
  Cash paid for interest                     $   473,154       $   34,243        $   23,758      $   24,848
                                             ==============================================================
  Cash paid for taxes                        $     2,890       $   32,761        $   24,968      $    8,709
                                             ==============================================================
  Noncash financing, capital lease           $    64,223       $  435,743        $        -      $  435,473
                                             ==============================================================

The accompanying notes are an integral part of these financial statements.


                      The Vermont Teddy Bear Co., Inc.

                        Notes to Financial Statements
                                June 30, 1996

(1)   Summary of Significant Accounting Policies

Description of Business

The Vermont Teddy Bear Co., Inc. (the Company), which was incorporated under the laws of the State of New York in 1984, is a designer, manufacturer and direct marketer of Vermont-made teddy bears and related products. Principal geographic markets include New York, Philadelphia, Chicago and Boston. The Company's sales are heavily seasonal, with Valentine's Day, Christmas and Mother's Day as the Company's largest sales seasons.

Year-End Change

Effective June 30, 1995, the Company changed its fiscal year-end from December 31 to June 30. Accordingly, the financial statements include the results of operations and cash flows for the twelve months ended June 30, 1996 and 1995 (unaudited), the six months ended June 30, 1995 and the year ended December 31, 1994.

Comparative amounts for the twelve months ended June 30, 1995 are unaudited. In the opinion of management, the information presented in the unaudited twelve-month statements reflects all adjustments necessary for a fair presentation of the Company's results of operations and cash flows.

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 1996 and 1995, approximately $365,000 and $100,000, respectively, of the Company's cash was restricted (Note 5).

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Equipment acquired under capital leases is stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease.

Depreciation, including amortization of assets covered by capital leases, is provided on both the straight-line and accelerated methods over the estimated useful lives of the assets, as follows:


            Building                          39 years
            Equipment                        5-7 years
            Furniture and fixtures           3-7 years
            Vehicles                           5 years

Amortization of leasehold improvements is provided over their estimated useful lives or the remaining lease term, whichever is shorter. Renewals and improvements that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Earnings Per Share

Net earnings per common share is determined by dividing the net earnings available to common stockholders by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding.

Advertising

The Company expenses the production costs of radio and print advertising the first time the advertising takes place. Direct-response advertising is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of catalogs for the Company's products. The capitalized costs are amortized over the four-month period following the initial mailing of the catalog. The Company also capitalized the costs of its sponsorship of a 1995 season NASCAR Busch Grand National Series stock car which the Company considered a form of advertising, as the car was painted with the Company's logo. Capitalized sponsorship costs were amortized over the course of the 1995 NASCAR season.

At June 30, 1995, capitalized costs for advertising amounted to approximately $100,000, consisting principally of unamortized NASCAR sponsorship costs, and the remaining amounts relating to prepaid costs. At June 30, 1996, capitalized advertising costs of approximately $50,000 consisted primarily of unamortized direct-response catalogs. Advertising expenses were $4,336,337, $3,392,862 and $5,874,540 for the twelve months ended June 30, 1996, the six months ended June 30, 1995 and the twelve months ended December 31, 1994, respectively.

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at June 30, 1996.

Statement of Financial Accounting Standards No. 123--Accounting for Stock-Based Compensation

SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, requires pro forma disclosure but only encourages companies to change their accounting for stock-based compensation. Adoption of this standard is required during the Company's next fiscal year. The Company is currently in the process of determining how it will implement the standard.

Reclassifications

Certain prior-year balances have been reclassified to conform with the current year's presentation.

(2)   Inventories

Inventories consist of the following at June 30, 1996 and 1995:


                                      1996           1995
       --------------------------------------------------------

       Raw materials                  $  645,763     $  674,234
       Work-in-process                    28,711        313,966
       Finished goods                  1,300,257      2,054,284
                                      -------------------------

                                      $1,974,731     $3,042,484
                                      =========================

(3)   Property and Equipment

Property and equipment consist of the following at June 30, 1996 and 1995:


                                              1996            1995
       ------------------------------------------------------------------

       Land and land improvements             $ 1,398,528     $   817,187
       Building                                 6,668,134               -
       Equipment                                3,456,837       3,026,497
       Furniture and fixtures                     291,250         248,804
       Vehicles                                   122,159         174,992
       Leasehold improvements                      15,136         126,007
       Construction-in-process                          -       7,094,354
                                              ---------------------------
                                               11,952,044      11,487,841
       Less--Accumulated depreciation and
        amortization                            1,651,726         994,627
                                              ---------------------------

                                              $10,300,318     $10,493,214
                                              ===========================

Depreciation and amortization expense for the twelve months ended June 30, 1996, the six months ended June 30, 1995 and the twelve months ended December 31, 1994 was $818,024, $294,467 and $316,416, respectively.

(4)   Related Party Transactions

On June 19, 1995, John N. Sortino resigned as the Chief Executive Officer and President of the Company. The Company entered into a separation agreement with Mr. Sortino on June 19, 1995. Under the separation agreement, Mr. Sortino is entitled to receive: (1) cash compensation of $100,000 in calendar 1995 (including compensation totaling $40,430 already paid to Mr. Sortino as Chief Executive Officer of the Company), $120,000 in calendar 1996 and $150,000 in calendar 1997; (2) a bonus of $100,000; (3)
the forgiveness of amounts outstanding to the Company, which include approximately $128,000 in principal and $64,000 in accrued interest; and (4) health insurance benefits generally available to employees of the Company. The Company accrued and expensed the entire amount due to Mr. Sortino under this agreement during the six-month period ended June 30, 1995 and will not seek any services from him in the future.

The total accrued severance as of June 30, 1996 and June 30, 1995 was approximately $205,000 and $324,000, respectively. The current amounts have been included as components of accrued expenses in the accompanying balance sheets.

(5)   Indebtedness

The Company has available a $1,000,000 revolving line of credit from Vermont National Bank. The line of credit, established September 26, 1995, bears interest at a variable rate of 2% above the prime rate, is secured by all assets of the Company and has a one-year maturity. There were no borrowings outstanding under the line at June 30, 1996. In addition, on September 26, 1995, the Company executed a financing agreement with Vermont National Bank. The agreement consists of a $3.5 million commercial mortgage loan, the majority of which was used to repay its Construction Loan, and is secured by a first mortgage on the Company's Shelburne, Vermont, facility as well as business assets. The loan bears interest at a variable rate of 2% above the prime rate. Payments under the loan are based on a 30-year amortization and are due in monthly installments through September 1997 when the outstanding balance will become due. The terms of the agreements also restrict $300,000 of the Company's cash.

On December 26, 1995, Green Mountain Capital L.P. agreed to lend the Company up to $500,000 in the form of five-year term notes. At June 30, 1996, there was $180,000 in principal outstanding. The original amount of the note was $200,000, the minimum borrowing required by the terms of the agreement. The notes bear interest at 12% per annum and are repayable in monthly installments through December 2000. The notes are secured by a subordinated
security interest in the Company's personal property.   A commitment fee on
the undrawn portion of the facility of 2% per annum is due monthly. In addition, Green Mountain Capital is entitled to receive warrants to purchase 4,000 shares of Vermont Teddy Bear Company Common Stock, at an exercise price of $3.375 per share, for each $100,000 advanced to the Company. The right to exercise these warrants begins December 26, 1997 and expires the earlier of December 26, 2002 or five years after full repayment of the loan. Accordingly, warrants to purchase a total of 8,000 shares of the Company's Common Stock have been granted to Green Mountain Capital as of June 30, 1996.

The Company's long-term debt consists of the following at June 30, 1996 and 1995:


                                                 1996            1995
- --------------------------------------------------------------------------

Variable rate (10.25% at June 30, 1996)
 Vermont National Bank building loan
 (see detailed discussion above)                 $3,411,114     $        -

Variable rate construction loan
 (see detailed discussion above)                          -      3,153,638

12.0% Green Mountain Capital L.P.
 note payable (see detailed discussion above)       180,000              -

7% Job Development Authority notes,
 due in monthly installments through
 April 1999, secured by inventory,
 equipment and trade accounts receivable             41,205         54,538

7.9% Note payable to bank, due in monthly
 installments through December 1997,
 secured by a vehicle                                 4,119          6,607

9.0% Note payable to Vermont National
 Bank, due in monthly installments
 through December 2001, secured by
 a vehicle                                           22,187              -

17.2% Note payable to financing service,
 due in monthly installments through
 January 2000, secured by a vehicle                       -         23,398

9.8% Note payable to financing services,
 due in monthly installments through
 December 1999, secured by a vehicle                 30,768         37,057

13% Unsecured note payable to bank,
 due in monthly installments through
 February 1998                                        3,514          4,946
                                                 -------------------------
                                                  3,692,907      3,280,184

Less--Current installments                          187,095         27,805
                                                 -------------------------

      Long-term debt, excluding current
       installments                              $3,505,812     $3,252,379
                                                 =========================

Certain debt agreements contain covenants that restrict certain activities and require the periodic submission of financial information. The Company was in compliance with the covenants as of June 30, 1996.

Scheduled future maturities of debt including the Company's mortgage loan for the next five years are as follows:


       Period Ending June 30,
         1997                               $  187,095
         1998                                3,365,621
         1999                                   66,050
         2000                                   51,265
         2001                                   22,876
                                            ----------

                                            $3,692,907
                                            ==========

As of June 30, 1996 and 1995, the Company had outstanding letters of credit of $49,505 and $432,116, respectively.

(6)   Series A Preferred Stock

The Company has issued 90 shares, $.05 par value, of Cumulative Preferred Stock to one individual.

The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears.

As of June 30, 1996, the Series A stockholder had agreed to waive any and all claims on accrued dividends in exchange for a five-year warrant to purchase 43,826 shares of the Company's Common Stock at a price of $2.875 per share.

The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

(7)   Commitments and Contingencies

Leases

During fiscal 1996, the Company relocated its operations to its newly constructed facility in Shelburne, Vermont. The Company leases additional warehouse space in Shelburne, Vermont, for additional inventory storage under a lease which expires on June 30, 1999. On May 30, 1996, the Company entered into a five-year operating lease for a retail location in North Conway, New Hampshire. In addition, the Company leases various equipment under noncancelable capital lease agreements which expire through 2001 and have interest rates from 8.69% to 10.12%. Capital leases and noncancelable operating leases at June 30, 1996 require the following annual minimum lease payments:


                                             Capital       Operating
                                             Leases        Leases
      --------------------------------------------------------------

      1997                                   $141,317      $109,163
      1998                                    131,071       110,567
      1999                                    127,655       106,672
      2000                                     97,058        51,012
      2001                                      4,827        52,416
                                             ----------------------

            Total minimum lease payments      501,928      $429,830
                                                           ========

      Less--Amounts representing interest      84,968
                                             --------

            Present value of lease payments   416,960

      Less--Current installments              104,146
                                             --------

            Long-term portion                $312,814
                                             ========

The original cost and net book value of equipment under capital leases at June 30, 1996 and 1995 were $505,698 and $331,903 and $628,336 and $469,132, respectively. Rental expense under operating leases for the twelve months ended June 30, 1996, the six-month period ended June 30, 1995 and the 12-month period ended December 31, 1994 was $106,550, $318,673 and $379,142, respectively.

Contingencies

The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

In September 1994, the Company filed a notice of opposition with the U.S. Patent and Trademark Office against an individual who is seeking trademark protection to sell personalized teddy bears under the trademark Teddygrams. On December 14, 1993, the individual filed an answer to the Company's opposition, and a counterclaim seeking cancellation of the Company's registration of the service mark Teddy Bear-Gram. On July 26, 1994, the individual also filed a notice of opposition with the U.S. Patent and Trademark Office in connection with the Company's registration of the trademark Bear-Gram. On August 26, 1996, the Company and the opposing party filed a Stipulation of Dismissal with the U.S. Patent and Trademark Office to cancel the proceedings related to the Teddygrams, Teddy Bear-Gram and Bear-Gram marks.

(8)   Income Taxes

The provision for income taxes for the twelve months ended June 30, 1996, the six months ended June 30, 1995 and the twelve months ended December 31, 1994 is comprised of the following:


                                                                  Twelve
                                    Twelve          Six Months    Months
                                    Months          Ended         Ended
                                    Ended           June 30,      December 31,
                                    June 30, 1996   1995          1994
- ------------------------------------------------------------------------------

Current-
  Federal                           $   -           $      -      $      -
  State                                 -                  -             -
                                    --------------------------------------
                                        -                  -             -
                                    --------------------------------------
Deferred-
  Federal                               -            184,641       (66,913)
  State                                 -             31,473        (2,611)
                                    --------------------------------------
                                        -            216,114       (69,524)
                                    --------------------------------------

Income tax provision (benefit)      $   -           $216,114      $(69,524)
                                    ======================================

The components of the net deferred tax asset as of June 30, 1996 and 1995 are presented below:


                                             1996           1995
- -----------------------------------------------------------------------

Deferred tax assets-
  Vacation accrual                           $  20,868      $    24,086
  Net operating loss carryforwards             920,395          858,487
  Inventories                                   48,892           70,969
  Severance accrual                             81,772          127,267
  Contribution carryforwards                    47,966           51,253
  Other                                         53,869           20,498
  Valuation allowance                         (933,177)      (1,026,167)
                                             --------------------------

      Total deferred tax assets                240,585          126,393

Deferred tax liabilities-
  Property and equipment                      (240,585)        (126,393)
                                             --------------------------

       Net deferred tax asset                $       -      $         -
                                             ==========================

Based on the Company's recent losses, a valuation allowance has been provided to fully reserve the deferred tax assets. If the Company is able to achieve sufficient profitability to realize all or a portion of its deferred tax assets, the valuation allowance will be reduced through a credit to income in future periods.

The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the twelve months ended June 30, 1996, the six months ended June 30, 1995 and the twelve months ended December 31, 1994:


                                          Twelve    Six       Twelve
                                          Months    Months    Months
                                          Ended     Ended     Ended
                                          June 30,  June 30,  December 31,
                                          1996      1995      1994
- --------------------------------------------------------------------------

Computed expected tax expense (benefit)    34.0 %   (34.0)%    (34.0)%
Increase (reduction) resulting from-
  Tax-exempt interest income                  -      (0.3)    (109.6)
  Valuation allowance for deferred tax
   assets                                 (34.0)     49.2          -
  State taxes, net of federal benefits        -      (5.2)      (3.3)
  Meals                                       -       0.4        9.7
  Penalties and other                         -       0.3        2.9
                                          --------------------------

       Income tax provision (benefit)         - %    10.4 %   (134.3)%
                                          ==========================

At June 30, 1996, the Company has federal income tax net operating loss
(NOL) carryforwards of approximately $2,360,000. The NOL carryforwards expire in varying amounts through 2007. In addition, as a result of the change in tax reporting year-end to June 30, 1995, certain amounts of the NOL carryforwards (approximately $1,700,000) are available for use ratably over a six-year period beginning June 30, 1996. The Tax Reform Act of 1986 included certain provisions relating to changes in stock ownership which, if triggered, could result in future annual limitations on the utilization of the NOLs.

(9)   Capital Stock

Stock Option Plan

On August 16, 1993, the stockholders approved a 1993 incentive stock option plan (the 1993 Plan), which provides for the granting of 200,000 stock options to employees. Options granted may be either incentive stock options within the meaning of Section 422 A of the Internal Revenue Code, or nonqualified options. Options under the 1993 Plan vest ratably over a five-year period. The stock options expire ten years after the date they are granted.

On November 28, 1995, the stockholders ratified a change to the 1993 Plan which increased the number of shares to 1.0 million from 200,000.

To date, all options have been issued at a price equal to at least the fair market value of the shares of the Common Stock on the date of grant.


                                    Number     Exercise
                                    of Shares  Price Range
- -------------------------------------------------------------

Outstanding, December 31, 1993        183,200    $6.50-$10.00
  Granted                                 200        12.00
  Exercised                                 -               -
  Canceled                            (20,200)        6.50
                                    -------------------------

Outstanding, December 31, 1994        163,200     6.50- 12.00
  Granted                                   -               -
  Exercised                                 -               -
  Canceled                            (12,200)        6.50
                                    -------------------------

Outstanding, June 30, 1995            151,000     6.50- 12.00
  Granted                           1,324,956     2.63-  3.06
  Exercised                              (250)        3.06
  Canceled                           (673,050)    3.00- 12.00
                                    -------------------------

Outstanding, June 30, 1996            802,656    $2.63-$ 3.06
                                    =========================

As of June 30, 1996, options to purchase 89,852 shares of the Company's Common Stock were exercisable under the 1993 Plan, and options to purchase 197,344 shares of the Company's Common Stock were available for grant under the 1993 Plan.

Warrants

At June 30, 1996, there were several warrants outstanding for shares of the Company's Common Stock. The following table summarizes the Company's outstanding warrants at June 30, 1996:


           Warrant        Exercise
           Shares         Price          Expiration Date
           -----------------------------------------------

           115,000        $15.500        November 23, 1998
            60,000          6.500        August 3, 1998
            43,826          2.875        April 12, 2001
             8,000          3.375        December 26, 2002

(10)   Unaudited June 30, 1994 Financial Data

Unaudited financial data for the six months ended June 30, 1994 is as follows:


       Net sales                              $11,598,366
       Gross margin                             6,910,636
       Income tax provision                        85,202
       Net income                                 137,932
       Preferred stock dividends                   36,000
       Net earnings, common stockholders          101,932
       Net earnings, per common share                0.02

(11)   Subsequent Events

Subsequent to the close of the fiscal year, the Company privately placed $550,000 of Series B Convertible Preferred Stock on July 15, 1996. The 204,912 newly issued preferred shares are not entitled to any dividends or voting rights, but are convertible into 204,912 shares of the Company's Common Stock at any time after July 14, 1997. Accompanying the issuance of the Preferred Stock were warrants to purchase 204,912 shares of the Company's Common Stock, subject to certain anti-dilution rights, at an exercise price of $2.434 per share, exercisable between July 15, 1997 and July 15, 1999. In addition, finder's warrants for 10,245 common shares were issued with the same terms and conditions. Common shares issued as the result of the preferred conversion and/or the warrant exercise shall be considered restricted securities and shall be subject to certain registration rights.

The Company entered into employment agreements with two key executives in September 1996. These agreements stipulate salary levels and provide for bonuses if certain operating targets are met.