Form 10-Q
period 1996-09-30
VERMONT TEDDY BEAR CO INC
filed 1996-11-14
CIK 912960

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549
                                Form 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 1996.

Commission file number 1-12580.

                      THE VERMONT TEDDY BEAR CO., INC.
       (Exact name of small business issuer as specified in its charter)

                 New York                        03-0291679
         (State of incorporation)   (I.R.S. Employer Identification No.)


                  2236 Shelburne Road, Post Office Box 965
                        Shelburne, Vermont 05482
                  (Address of principal executive offices)

                            (802) 985-3001
                     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X ; No     .


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,160,750 shares of Common Stock, $.05 par value per share, as of November 13, 1996.

Traditional Small Business Disclosure Format (check one):

                    Yes     ; No  X .

                    The Vermont Teddy Bear Co., Inc.
                         Index to Form 10-QSB
                          September 30, 1996


                                                                Page No.

PART I - FINANCIAL INFORMATION

    Financial Statements

          Statement of Operations for the Three Months
          ended September 30, 1996 and 1995                            2

          Balance Sheet as of September 30, 1996                       3

          Statement of Cash Flows for the Three Months
          ended September 30, 1996                                     4

          Notes to Financial Statements                                5

    Management's Discussion and Analysis                               7

PART II - OTHER INFORMATION

    Legal Proceedings                                                 10

    Changes In Securities                                             10

    Submission of Matters to a Vote of Security Holders               10

SIGNATURES                                                            11

                     THE VERMONT TEDDY BEAR CO., INC.
                          Statements of Operations
            For the Three Months Ended September 30, 1996 and 1995
                                (Unaudited)

                                                    1996             1995
                                                 -----------      -----------
Net Revenues                                     $2,924,256       $3,518,303
Cost of Goods Sold                                1,175,283        1,705,338
                                                 -----------      -----------
    Gross Profit                                  1,748,973        1,812,965

Selling, General and Administrative Expenses:
    Selling Expenses                              1,207,084        1,346,297
    General and Administrative Expenses             648,303          769,491
                                                 -----------      -----------
                                                  1,855,387        2,115,788
                                                 -----------      -----------
    Operating Loss                                 (106,414)        (302,823)
Interest Income                                      15,512           13,225
Interest Expense                                   (109,906)         (93,111)
Other Income(Expense)                               (14,622)           8,499
                                                 -----------      -----------
    Loss Before Income Taxes                       (215,430)        (374,210)
Income Tax (Provision)Benefit                        86,172                0
                                                 -----------      -----------
    Net Loss                                       (129,258)        (374,210)
Preferred Stock Dividends                           (18,000)         (18,000)
                                                 -----------      -----------
Net Loss-Common Stockholders                       (147,258)        (392,210)
                                                 ===========      ===========

Net Loss Per Common Share                            ($0.03)          ($0.08)
                                                 ===========      ===========

Weighted Average Number of Shares Outstanding     5,160,750        5,160,500
                                                 ===========      ===========

                     THE VERMONT TEDDY BEAR CO., INC.
                              Balance Sheet
                            September 30, 1996
                               (Unaudited)

              ASSETS
Cash, cash equivalents(includes restricted                     $822,049
     cash of $365,000)
Accounts receivable, trade                                       97,170
Inventories                                                   2,434,554
Prepaid expenses and other current assets                       504,317
Prepaid income taxes                                             48,807
Deferred income taxes                                           240,585
                                                          --------------
              Total Current Assets                            4,147,482

Property and equipment, net                                  10,215,236
Deposits and other assets                                       172,851
Note receivable                                                  95,000
                                                          --------------
              Total Assets                                  $14,630,569
                                                          ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of:
     Long-term debt                                           3,486,600
     Capital lease obligations                                   90,421
Accounts payable                                              1,314,534
Accrued expenses                                                595,791
                                                          --------------
              Total Current Liabilities                       5,487,346

Long-term debt,  net of current portion                         245,514
Other liabilities                                                37,500
Capital lease obligations, net of current portion               301,471
Deferred income taxes                                           240,585
                                                          --------------
              Total Liabilities                              $6,312,416

Stockholders' Equity:
Preferred stock, $.05 par value:
     Authorized 1,000,000 shares Series A; issued and
     outstanding, 90 shares.                                    900,000
     Authorized    375,000 shares Series B; issued and
     outstanding, 204,912 shares.                                10,245
Common stock, $.05 par value:
     Authorized 20,000,000 shares: issued 5,172,750 shares,
     outstanding 5,160,750 shares                               258,638
Additional paid-in capital                                   10,565,482
Treasury stock at cost: 12,000 shares                          (106,824)
Accumulated deficit                                          (3,309,388)
                                                          --------------
              Total Stockholders' Equity                      8,318,153

              Total Liabilities and Stockholders' Equity    $14,630,569
                                                          ==============

                     THE VERMONT TEDDY BEAR CO., INC.
                         Statements of Cash Flows
           For the Three Months Ended September 30, 1996 and 199
                              (Unaudited)

                                                         1996          1995
                                                      -----------   -----------
Cash flows from operating activities
   Net loss                                            ($129,258)    ($374,210)
   Adjustments to reconcile net loss to net cash
     provided by(used for) operating activities:
         Depreciation and amortization                   227,562       187,026
         Loss on disposal of fixed assets                 18,191           684
         Changes in assets and liabilities:
           Accounts receivable,trade                      34,380       (76,877)
           Inventories                                  (459,823)      479,045
           Prepaid and other current assets             (226,815)       52,570
           Deposits and other assets                     (74,765)       39,432
           Accounts payable                              (39,164)     (416,783)
           Accrued expenses                               81,813      (217,639)
           Income taxes                                  (86,172)       24,537
           Deferred income taxes
                                                      -----------   -----------
Net cash provided by(used for) operating activities     (654,051)     (302,215)

Cash flows from investing activities:
     Acquisition of property and equipment              (160,671)     (341,969)
     Proceeds from sale of fixed assets                        0        19,900
                                                      -----------   -----------
Net cash used for investing activities                  (160,671)     (322,069)

Cash flows from financing activities:
     Borrowings of long-term debt                         57,104     3,500,000
     Borrowings of short-term debt                        40,617       558,572
     Payments of short-term debt                         (10,585)   (3,499,173)
     Payments of long-term debt                          (47,929)       (8,018)
     Principal payments on capital lease obligations     (25,068)      (36,655)
     Dividends Paid
     Issuance of stock                                   501,132
                                                      -----------   -----------
Net cash provided by financing activities                515,271       514,726
                                                      -----------   -----------
Net decrease in cash and cash equivalents               (299,451)     (109,558)

Cash and cash equivalents, beginning of period         1,121,500     1,070,862
                                                      -----------   -----------
Cash and cash equivalents, end of period                $822,049      $961,304
                                                      ===========   ===========

Cash paid for interest                                   109,564       119,277

Cash paid for taxes                                            0         3,166

Non-cash financing - capital lease                             0        42,933


NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1996, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and therefore the results for these interim periods are not necessarily indicative of the results for the respective years.


(2)  Net Earnings Per Share

Net earnings per common share is determined by dividing the net earnings available to common stockholders by the weighted number of shares of Common Stock and Common Stock equivalents outstanding.


(3) Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for income taxes," which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the basis of tax assets and liabilities, given the provisions of the enacted tax laws. Based upon the Company's recent losses, a valuation allowance has been provided to fully reserve its deferred tax assets. If the Company is able to achieve sufficient profitability to realize all or a portion of its deferred assets, the valuation allowance will be reduced through a credit to income in future periods.


(4) Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

(5) Debt and Borrowings

Effective September 26, 1996, the Company extended its $1,000,000 line of credit agreement with the Vermont National Bank through December 30, 1996. The line of credit, originally established September 26, 1995, bears interest at a variable rate of two percent above the prime rate and is secured by all assets of the Company. There was no borrowing on the line at September 30, 1996.

On September 26, 1995, the Company executed a financing agreement with the Vermont National Bank, consisting of a $3.5 million commercial mortgage loan secured by a first mortgage on the Company's Shelburne, Vermont facility, as well as business assets. Repayment of the mortgage is based on a thirty-year amortization schedule, with a balloon payment due on September 26, 1997. The Company is currently negotiating with several parties to replace this mortgage loan financing, and management believes it will be successful in securing an alternative financing source to replace its mortgage loan with the Vermont National Bank.

On December 26, 1995, Green Mountain Capital L.P. agreed to lend the Company up to $500,000 over a twelve-month period commencing upon the date of agreement, in the form of five-year term notes. As of September 30, 1996, a total of $200,000 had been borrowed, the minimum borrowing required by the terms of the agreement. The notes, which bear interest at twelve percent per annum, are repaid in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In addition, Green Mountain Capital is entitled to receive warrants to purchase 4,000 shares of Common Stock, at an exercise price of $3.375 per share, for each $100,000 advanced to the Company. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2000, or five years after full repayment of the notes. Accordingly, warrants to purchase a total of 8,000 shares of the Company's Common Stock have been granted to Green Mountain Capital as of September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 1996.

RESULTS OF OPERATIONS

Comparison of the three-month period ended September 30, 1996, and the three-month period ended September 30, 1995.

Net revenues for the Company for the three-month period ended September 30, 1996 totaled $2,924,000, a 16.9 percent decrease from net revenues of $3,518,000 for the three-month period ended September 30, 1995. By business segment, retail store revenues increased $31,000, supported by the opening of the Company's new store in North Conway, New Hampshire. Wholesale sales decreased $355,000, primarily as the Company did not have an appearance on the QVC television network in the recently-completed quarter, as it had in the comparable period of 1995. Bear-Gram revenues declined by $254,000, and Direct Mail revenues increased $9,000.

Gross margin decreased to $1,749,000 for the quarter ended September 30, 1996, compared to $1,813,000 for the quarter ended September 30, 1995. As a percentage of net revenues, gross margin increased to 59.8 percent from 51.5 percent, for the three months ended September 30, 1996, and 1995, respectively. The Company's move to its new production facility in July 1995 caused production downtime and required the re-establishment and re-configuration of production processes, which decreased the number of units produced in the period and led to a lower gross margin percentage for the quarter ended September 30, 1995.

Marketing and selling expenses decreased to $1,207,000 for the three-month period ended September 30, 1996, from $1,346,000 for the three-month period ended September 30, 1995. This $139,000 reduction was attributable primarily to the termination of the Company's NASCAR sponsorship, as well as decreased wages in marketing and selling functions. As a percentage of net revenues, marketing and selling expenses were 41.3 percent and 38.3 percent for the three months ended September 30, 1996, and 1995, respectively.

General and administrative expenses were $648,000 for the quarter ended September 30, 1996, compared to $769,000 for the quarter ended September 30, 1995. This decrease of $121,000 was the result of expense reductions in several areas, including wages, legal fees, consulting, recruitment expense, and other outside services. As a percentage of net revenues, general and administrative expenses were 22.2 percent and 21.9 percent for the three months ended September 30, 1996, and 1995, respectively.

The Company experienced an operating loss of $106,000 for the three months ended September 30, 1996, compared to an operating loss of $303,000 for the three months ended September 30, 1995. Improved operating results, despite lower net revenues, resulted from improved gross margin and reductions in selling, general and administrative expenses.

Other expense totaled $15,000 for the quarter ended September 30, 1996, due to an $18,000 loss recognized on the sale of a fixed asset. Other income of $8,000 was realized in the quarter ending September 30, 1995, all of which was rental income for a structure on the Company's site which is no longer rented.

The Company recorded an income tax benefit of $86,000 for the quarter ended September 30, 1996. For the comparable quarter of 1995, no tax provision was recorded for the period. The Company had $2,360,000 in Net Operating Loss Carryforwards ("NOLs") at June 30, 1996.

As a result of the foregoing factors, net loss to common stockholders improved to a loss of $147,000, or three cents per common share, for the quarter ended September 30, 1996, from a loss of $392,000, or eight cents per common share, for the quarter ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company's cash position decreased to $822,000, from $1,122,000 at June 30, 1996. Each of these amounts include $365,000 classified as restricted cash, the largest component of which is a $300,000 certificate of deposit required as part of the Company's loan agreement with the Vermont National Bank. Proceeds from a preferred stock issuance were more than offset by increases in inventory, prepaid, and other current assets, as well as a reduction in accounts payable.

Inventory levels of materials, work-in-process, and finished goods totaled $2,435,000 at September 30, 1996, compared to $1,975,000 at June 30, 1996. In conjunction with the Company's Fall/Holiday catalog, which began mailing on September 19, 1996, and in preparation for the upcoming Christmas selling season, the Company increased its purchases of materials to manufacture bears, as well as items for direct resale during the three month period.

On December 26, 1995, Green Mountain Capital L.P. agreed to lend the Company up to $500,000 over a twelve-month period commencing upon the date of agreement, in the form of five-year term notes. As of September 30, 1996, a total of $200,000 had been borrowed, the minimum borrowing required by the terms of the agreement. The notes, which bear interest at twelve percent per annum, are repaid in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In addition, Green Mountain Capital is entitled to receive warrants to purchase 4,000 shares of Common Stock, at an exercise price of $3.375 per share, for each $100,000 advanced to the Company. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2000, or five years after full repayment of the notes. Accordingly, warrants to purchase a total of 8,000 shares of the Company's Common Stock have been granted to Green Mountain Capital as of September 30, 1996.

Effective September 26, 1996, the Company extended its $1,000,000 line of credit agreement with the Vermont National Bank through December 30, 1996. The line of credit, originally established September 26, 1995, bears interest at a variable rate of two percent above the prime rate and is secured by all assets of the Company. There was no borrowing on the line at September 30, 1996, or at June 30, 1996.

The Company has a commercial mortgage loan of $3.5 million with the Vermont National Bank which is due on September 26, 1997. As this date is within twelve months of the date of the financial statements contained herein (September 30, 1996), the remaining principal amount under the agreement has been reclassified as short-term debt. The Company is in the process of exploring other financing alternatives to replace its mortgage loan with the Vermont National Bank, and management believes it will be successful in securing an alternative to its mortgage loan financing with the Vermont National Bank.

On July 12, 1996, the Company privately placed $550,000 of Series B Convertible Preferred Stock. The 204,912 preferred shares are not entitled to any dividends or voting rights, but are convertible on a share-for-share basis into the Company's Common Stock, subject to certain anti-dilution rights, at any time on or after July 12, 1997. Accompanying the issuance of the Preferred Stock were warrants to purchase 204,912 shares of the Company's Common Stock exercisable between July 12, 1997, and July 12, 1999 at an exercise price of $2.434 per share. In addition, finder's warrants for 10,245 shares of Common Stock were issued with the same terms and conditions. Common shares issued as the result of the conversion of the Series B Convertible Preferred Stock and/or the exercise of the aforementioned warrants shall be considered "restricted securities" and shall be subject to certain registration rights.

Management believes that the amount and structure of financing available to the Company, as well as cash flows from operations, will be sufficient to meet the Company's working capital needs and planned capital expenditures for the next twelve months, provided the Company is successful in securing an alternative to its mortgage loan financing with the Vermont National Bank prior to September 26, 1997.

LEGAL PROCEEDINGS

A federal trademark application was filed in April 1992 by Donna L. Boyce, of Hyde Park, Massachusetts, for the mark "Teddygrams." Based on materials submitted with her application, Ms. Boyce is seeking trademark protection to sell personalized teddy bears. In response, the Company filed a notice of opposition, and, in November 1993, the United States Patent and Trademark Office instituted the opposition against Ms. Boyce's application to register "Teddygrams." On April 19, 1996, a Motion for Summary Judgment in favor of the Company was denied. The Company entered into a settlement agreement with Ms. Boyce as of August 1, 1996, which requires the Company to dismiss its opposition to the application to register "Teddygrams," and requires Ms. Boyce to dismiss her opposition to the Company's application to register "Bear-Gram" and her counterclaim to cancel the Company's trademark "Teddy Bear-Gram." The Company has agreed to pay a total of $35,000 to reimburse Ms. Boyce's attorney's fees and other costs related to her opposition of the Company's trademarks, and to acquire the right of first refusal on Ms. Boyce's "Teddygrams" mark.


CHANGES IN SECURITIES

On July 12, 1996, the Company privately placed $550,000 of Series B Convertible Preferred Stock. The 204,912 preferred shares are not entitled to any dividends or voting rights, but do have a liquidation preference on a pari passu basis with the Company's previously issued Series A Preferred Stock. The Series B Preferred Stock is convertible on a share-for-share basis into the Company's Common Stock, subject to certain anti-dilution rights, at any time on or after July 12, 1997. Common shares issued as the result of the conversion of the Series B Convertible Preferred Stock shall be considered "restricted securities" and shall be subject to certain registration rights.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three-month period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Vermont Teddy Bear Co., Inc.

Date: November 14, 1996                 /s/ R. Patrick Burns,
                                        R. Patrick Burns,
                                        Chief Executive Officer