Form 10QSB
period 1996-12-31
VERMONT TEDDY BEAR CO INC
filed 1997-02-12
CIK 912960

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549
                             Form 10-QSB



(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     December 31, 1996   .

[    ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _______________ to _______________.

Commission file number   1-12580.



                   THE VERMONT TEDDY BEAR CO., INC.
  (Exact name of small business issuer as specified in its charter)



              New York                           03-0291679
   (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)           Identification No.)

               2236 Shelburne Road, Post Office Box 965
                       Shelburne, Vermont 05482
               (Address of principal executive offices)

                            (802) 985-3001
                     (Issuer's telephone number)

                            Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X ; No     .





                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,160,750 shares of Common Stock, $.05 par value per share, as of February 1, 1997.

Traditional Small Business Disclosure Format (check one):
Yes     ; No  X .

                   The Vermont Teddy Bear Co., Inc.
                         Index to Form 10-QSB
                          December 31, 1996


                                                         Page No.

Part I - Financial Information

     Financial Statements

       Balance Sheet as of December 31, 1996                      3

       Statements of Operations for the Three and Six
       Months ended December 31, 1996 and 1995                    4

       Statements of Cash Flows for the Six Months
       ended December 31, 1996 and 1995                           5

       Notes to Financial Statements                              6

       Management's Discussion and Analysis                       9


Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Stockholders    12

     Item 6.  Exhibits and Reports on Form 8-K                   13


Signature                                                        16


                    THE VERMONT TEDDY BEAR CO., INC.
                             Balance Sheet
                           December 31, 1996
                              (Unaudited)

                        ASSETS
Cash, cash equivalents(includes restricted                     $722,774
  cash of $365,000)
Accounts receivable, trade                                      207,796
Inventories                                                   3,112,472
Prepaid expenses and other current assets                       522,387
Prepaid income taxes                                            266,886
Deferred income taxes                                           240,585
                                                            ------------
     Total Current Assets                                     5,072,900

Property and equipment, net                                  10,259,491
Deposits and other assets                                       377,393
Note receivable                                                  95,000
                                                            ------------
Total Assets                                                $15,804,784
                                                            ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable, bank line of credit                             $367,902
Current portion of:
  Long-term debt                                              3,513,904
  Capital lease obligations                                     105,323
Accounts payable                                              2,255,814
Accrued expenses                                                661,852
                                                            ------------
     Total Current Liabilities                                6,904,795

Long-term debt, net of current portion                          446,943
Other liabilities                                                     0
Capital lease obligations, net of current portion               260,867
Deferred income taxes                                           240,585
                                                            ------------
     Total Liabilities                                       $7,853,190

Stockholders' Equity:
Preferred stock, $.05 par value:
  Authorized 1,000,000 shares Series A; issued and
  outstanding, 90 shares.                                       900,000
  Authorized 375,000 shares Series B; issued and
  outstanding, 204,912 shares.                                   10,245
Common stock, $.05 par value:
  Authorized 20,000,000 shares: issued 5,172,750 shares,
  outstanding 5,160,750 shares                                  258,638
Additional paid-in capital                                   10,565,482
Treasury stock at cost, 12,000 shares                          (106,824)
Accumulated deficit                                          (3,675,947)
                                                            ------------
     Total Stockholders' Equity                               7,951,594

     Total Liabilities and Stockholders' Equity             $15,804,784
                                                            ============

                                         THE VERMONT TEDDY BEAR CO., INC.
                                            Statements of Operations
                         For the Three Months and Six Months Ended December 31, 1996 and 1995
                                                   (Unaudited)

                                                       Three Months Ended                     Six Months Ended
                                                  Dec 31, 1996    Dec 31, 1995          Dec 31, 1996   Dec 31, 1995
                                                 -------------   -------------        -------------   -------------

Net Revenues                                       $4,484,977      $4,208,772            $7,409,233     $7,727,075
Cost of Goods Sold                                  1,889,777       1,823,355             3,065,060      3,528,693
                                                 ------------    ------------          ------------   ------------
     Gross Profit                                   2,595,200       2,385,417             4,344,173      4,198,382

Selling, General and Administrative Expenses:
     Selling Expenses                               2,360,006       1,757,878             3,567,090      3,104,175
     General and Administrative Expenses              716,146         690,499             1,364,449      1,459,991
                                                  ------------    ------------          ------------   ------------
                                                    3,076,152       2,448,377             4,931,539      4,564,166
                                                  ------------    ------------          ------------   ------------
     Operating Loss                                  (480,952)        (62,960)             (587,366)      (365,784)
Interest Income                                        15,416           9,274                30,928         22,499
Interest Expense                                     (116,985)       (121,669)             (226,891)      (214,780)
Other Income(Expense)                                   1,591          (1,654)              (13,031)         6,845
                                                  ------------    ------------          ------------   ------------
     Loss Before Income Taxes                        (580,930)       (177,009)             (796,360)      (551,220)
Income Tax Benefit                                    232,372               0               318,544              0
                                                  ------------    ------------          ------------   ------------
     Net Loss                                        (348,558)       (177,009)             (477,816)      (551,220)
Preferred Stock Dividends                             (18,000)        (18,000)              (36,000)       (36,000)
                                                  ------------    ------------          ------------   ------------
Net Loss-Common Stockholders                        ($366,558)      ($195,009)            ($513,816)     ($587,220)
                                                  ============    ============          ============   ============

Net Loss Per Common Share                              ($0.07)         ($0.04)               ($0.10)        ($0.11)
                                                  ============    ============          ============   ============

Weighted Average Number of Shares Outstanding       5,160,750       5,160,500             5,160,750      5,160,500
                                                  ============    ============          ============   ============

                       THE VERMONT TEDDY BEAR CO., INC.
                           Statements of Cash Flows
             For the Six Months Ended December 31, 1996 and 1995
                                 (Unaudited)
                                                       1996            1995
                                                    -----------     -----------
Cash flows from operating activities
Net loss                                             ($477,816)      ($551,220)
Adjustments to reconcile net loss to net cash
 provided by(used for) operating activities:
   Depreciation and amortization                       461,652         392,566
   Loss on disposal of fixed assets                     18,191           4,150
   Changes in assets and liabilities:
      Accounts receivable, trade                       (76,246)       (235,080)
      Inventories                                   (1,137,741)        585,710
      Prepaid and other current assets                (244,885)          2,437
      Deposits and other assets                       (279,307)         12,046
      Accounts payable                                 902,116        (285,978)
      Accrued expenses and other liabilities            92,374        (522,511)
      Income taxes                                    (304,251)         24,537
      Deferred income taxes
                                                    -----------     -----------
Net cash used for operating activities              (1,045,913)       (573,343)

Cash flows from investing activities:
   Acquisition of property and equipment              (439,016)       (480,523)
   Proceeds from sale of fixed assets                        0          38,255
                                                    -----------     -----------
Net cash used for investing activities                (439,016)       (442,268)

Cash flows from financing activities:
   Borrowings of short-term debt                       809,760         998,572
   Borrowings of long-term debt                        357,104       3,724,150
   Payments of short-term debt                        (457,991)     (4,154,905)
   Payments of long-term debt                          (73,031)        (62,545)
   Principal payments on capital lease obligations     (50,771)        (73,098)
   Dividends paid
   Issuance of stock                                   501,132
                                                    -----------     -----------
Net cash provided by financing activities            1,086,203         432,174

Net decrease in cash and cash equivalents             (398,726)       (583,437)

Cash and cash equivalents, beginning of period       1,121,500       1,070,862
                                                    -----------     -----------
Cash and cash equivalents, end of period              $722,774        $487,425
                                                    ===========     ===========

Cash paid for interest                                 225,788         240,946

Cash paid for taxes                                      1,218           3,166

Non-cash financing - capital lease                           0          42,933


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


(2) Use of Estimates

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


(3) Net Earnings Per Share

Net earnings per common share is determined by dividing the net earnings available to common stockholders by the weighted number of shares of Common Stock and Common Stock equivalents, where dilutive, outstanding during the period.


(4) Income Taxes

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


(5) Inventories

Inventories are stated at the lower of cost or market using the first-
in, first-out  method.   Inventories  consisted  of the  following  at
December 31, 1996:




                              1996                1995
Raw materials               $547,862            $713,577
Work in process              205,295             168,362
Finished goods             1,703,617           2,230,532


(6) Debt and Borrowings

Effective December 31, 1996, the Company extended its $1,000,000 line of credit agreement with the Vermont National Bank through March 31, 1996. The line of credit, originally established September 26, 1995, bears interest at a variable rate of two percent above the prime rate and is secured by all assets of the Company. A total of approximately $368,000 was borrowed against the line at December 31, 1996.

On September 26, 1995, the Company executed a financing agreement with the Vermont National Bank, consisting of a $3.5 million commercial mortgage loan secured by a first mortgage on the Company's Shelburne, Vermont facility, as well as business assets. Repayment of the mortgage is based on a thirty-year amortization schedule, with a balloon payment due on September 26, 1997. The Company is currently negotiating with several parties to replace this mortgage loan and related line of credit financing, and management believes it will be successful in securing an alternative financing source or sources to replace its current mortgage loan and line of credit with the Vermont National Bank.

On December 26, 1995, Green Mountain Capital L.P. agreed to lend the Company up to $500,000 over a twelve-month period commencing upon the date of agreement. As of December 31, 1996, the entire $500,000 had been borrowed. The notes bear interest at twelve percent per annum, are repayable in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In conjunction with the issuance of the notes, Green Mountain Capital has received warrants to purchase 20,000 shares of Common Stock, at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2000, or five years after full repayment of the notes.

(7) Statement of Financial Accounting Standards No. 123

In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management intends to continue to account for employee-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provision for employee stock-based compensation under SFAS No. 123, but will include the additional required disclosures on the Company's Form 10-KSB filing for the fiscal year ending June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ended June 30, 1996.


RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 1996 and 1995.

Net revenues for the three-month period ended December 31, 1996 totaled $4,485,000, a 6.6 percent increase from net revenues of $4,209,000 for the three-month period ended December 31, 1995. By business segment, direct mail revenues rose $966,000 in the quarter, as the number of circulated pages for the 1996 Holiday catalog was substantially larger than the catalog mailed in the same quarter of last year. Retail store revenues increased $218,000, principally the result of the Company's new retail location on Madison Avenue in New York City, which opened in November. Wholesale sales decreased $149,000; the Company did not have an appearance on the QVC television network in the recently-completed quarter, as it had had in the comparable period of 1995. Bear-Gram revenues declined by $759,000.

Gross margin increased to $2,595,000 for the quarter ended December 31, 1996, from $2,385,000 for the quarter ended December 31, 1995. As a percentage of net revenues, gross margin increased to 57.9 percent from 56.7 percent, for the three months ended December 31, 1996, and 1995, respectively.

Selling expenses increased to $2,360,000 for the three-month period ended December 31, 1996, from $1,758,000 for the three-month period ended December 31, 1995. This $602,000 increase was attributable primarily to additional costs associated with the production of the larger 1996 Holiday catalog, as well as expenses related to the Company's recently-opened stores in North Conway, New Hampshire and New York City, New York. As a percentage of net revenues, selling expenses were 52.6 percent and 41.8 percent for the three months ended December 31, 1996, and 1995, respectively.

General and administrative expenses were $716,000 for the quarter ended December 31, 1996, compared to $690,000 for the quarter ended December 31, 1995. As a percentage of net revenues, general and administrative expenses were 16.0 percent and 16.4 percent for the three months ended December 31, 1996, and 1995, respectively.

The Company experienced an operating loss of $481,000 for the three months ended December 31, 1996, compared to an operating loss of $63,000 for the three months ended December 31, 1995. Higher net revenues in the quarter were offset by increased selling expenses.

The Company recorded an income tax benefit of $232,000 for the quarter ended December 31, 1996. For the comparable quarter of 1995, no tax provision was recorded for the period. The Company had $2,360,000 in Net Operating Loss Carryforwards ("NOLs") at June 30, 1996.

As a result of the foregoing factors, net loss to common stockholders increased to a loss of $366,000, or seven cents per common share, for the quarter ended December 31, 1996, from a loss of $195,000, or four cents per common share, for the quarter ended December 31, 1995.


COMPARISON OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995.

Net revenues for the six-month period ended December 31, 1996 totaled $7,409,000, a 4.1 percent decrease from net revenues of $7,727,000 for the six-month period ended December 31, 1995. By business segment, direct mail revenues increased $945,000, as the circulation for this year's Holiday catalog was significantly larger than last year's comparable catalog. Retail store revenues increased $249,000, with new locations of North Conway, New Hampshire and New York City, New York providing new sources of revenue. Wholesale sales decreased $504,000; the Company did not have an appearance on the QVC television network in the six-month period, as it had had in the comparable period of 1995. Bear-Gram revenues declined by $1,038,000.

Gross margin increased to $4,344,000 for the six months ended December 31, 1996, compared to $4,198,000 for the six months ended December 31, 1995. As a percentage of net revenues, gross margin increased to 58.6 percent from 54.3 percent, for the six months ended December 31, 1996, and 1995, respectively.

Selling expenses  increased to  $3,567,000  for the  six-month  period ended December  31, 1996,  from $3,104,000  for the  six-month  period ended December 31, 1995. This $463,000 increase was attributable primarily to additional costs associated with the production of the larger 1996 Holiday catalog, and expenses related to the Company's recently-opened stores in North Conway, New Hampshire and New York City, New York. As a percentage of net revenues, selling expenses were 48.1 percent and 40.2 percent for the six months ended December 31, 1996, and 1995, respectively.

General and administrative expenses were $1,364,000 for the six months ended December 31, 1996, compared to $1,460,000 for the six months ended December 31, 1995. As a percentage of net revenues, general and administrative expenses were 18.4 percent and 18.9 percent for the six months ended December 31, 1996, and 1995, respectively.

The Company experienced an operating loss of $587,000 for the six months ended December 31, 1996, compared to an operating loss of $366,000 for the six months ended December 31, 1995. The larger operating loss resulted principally from a decrease in net revenues and an increase in selling expenses.

The Company recorded an income tax benefit of $319,000 for the six months ended December 31, 1996. For the comparable six months of 1995, no tax provision was recorded for the period. The Company had $2,360,000 in Net Operating Loss Carryforwards ("NOLs") at June 30, 1996.

As a result of the foregoing factors, net loss to common stockholders improved to a loss of $514,000, or ten cents per common share, for the six months ended December 31, 1996, from a loss of $587,000, or eleven cents per common share, for the six months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company's cash position decreased to $723,000, from $1,122,000 at June 30, 1996. Each of these amounts include $365,000 classified as restricted cash, the largest component of which is a $300,000 certificate of deposit required as part of the Company's loan agreement with the Vermont National Bank. Debt borrowings and proceeds from a preferred stock issuance in July were more than offset by increases in inventory, deposits, prepaid, and other current and long-term assets.

Inventory levels of materials, work-in-process, and finished goods increased to $3,112,000 at December 31, 1996, from $1,975,000 at June 30, 1996, as the Company prepares for the upcoming Valentine's Day selling season. Accounts payable totaled $2,256,000 at December 31, 1996, compared to $1,354,000 at June 30, 1996. Accounts payable increased, as purchases of inventory were made for the upcoming Valentine's Day season, and advertising costs were incurred for the Christmas selling season.

Effective December 31, 1996, the Company extended its $1,000,000 line of credit agreement with the Vermont National Bank through March 31, 1996. The line of credit, originally established September 26, 1995, bears interest at a variable rate of two percent above the prime rate and is secured by all assets of the Company. A total of $368,000 was borrowed against the line at December 31, 1996

On September 26, 1995, the Company executed a financing agreement with the Vermont National Bank, consisting of a $3.5 million commercial mortgage loan secured by a first mortgage on the Company's Shelburne, Vermont facility, as well as business assets. Repayment of the mortgage is based on a thirty-year amortization schedule, with a balloon payment due on September 26, 1997. The Company is currently negotiating with several parties to replace this mortgage loan and related line of credit financing, and management believes it will be successful in securing an alternative financing source or sources to replace its current mortgage loan and line of credit with the Vermont National Bank.

On December 26, 1995, Green Mountain Capital L.P. agreed to lend the Company up to $500,000 over a twelve-month period commencing upon the date of agreement. As of December 31, 1996, the entire $500,000 had been borrowed. The notes bear interest at twelve percent per annum, are repayable in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In conjunction with the issuance of the notes, Green Mountain Capital has received warrants to purchase 20,000 shares of Common Stock, at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2000, or five years after full repayment of the notes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 1996, the Company held its 1996 Annual Meeting of Shareholders, at which eight matters were discussed and voted upon. The issues and the voting results were as follows:

1. Election of six individuals to the Company's Board of Directors for the ensuing year.
                            For      Withheld
R. Patrick Burns         4,723,489    161,729
David W. Garrett         4,723,129    162,089
Fred Marks               4,718,059    167,159
Joan H. Martin           4,715,047    170,171
Spencer C. Putnam        4,717,086    168,132
Elisabeth B. Robert      4,719,289    165,929

2. Ratification of   the selection  of Arthur Andersen  L.L.P. as  the
Company's independent public accountants for the 1997 fiscal year.
For: 4,788,975   Against: 10,170   Abstentions: 86,073.

3. Approval of Amendment No. 2 to The Vermont Teddy Bear Co., Inc. 1993 Incentive Stock Option plan, authorizing an increase in the number of shares for which options to purchase the Company's Common Stock may be issued from 1,000,000 shares to 2,000,000 shares.
For: 3,623,448   Against: 286,644   Abstentions: 25,246   Broker  Non-
Votes: 949,880.

4. Approval of  Amendment No. 3  to The Vermont  Teddy Bear Co.,  Inc.
1993 Incentive  Stock  Option  plan, authorizing  the  grant  of  non-
qualified stock options with an exercise price less than the fair market value per share of the Company's Common Stock on the date of the grant.
For: 3,611,161   Against: 300,396   Abstentions: 23,781   Broker  Non-
Votes: 949,880.

5. Approval of an amendment of the Company's Bylaws, authorizing compensation of the Company's directors upon prior approval of the Company's Stockholders.
For: 3,765,495   Against: 191,851   Abstentions: 19,137   Broker  Non-
Votes: 908,735.

6. Approval of the adoption of the Company's Non-Employee Directors Stock Option Plan.
For: 3,686,989   Against: 234,499   Abstentions: 13,850   Broker  Non-
Votes: 949,880.

7. Approval of the grant of an option to David W. Garrett to purchase 30,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Company's Common Stock as of the date of the Annual Meeting.
For: 3,875,160   Against: 154,030   Abstentions: 10,386    Broker Non-
Votes: 845,642.

8. Approval of the grant of an option to Joan H. Martin to purchase 30,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Company's Common Stock as of the date of the Annual Meeting.
For: 3,870,796   Against: 158,375   Abstentions: 10,406    Broker Non-
Votes: 845,641.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(6a) Exhibits

3.3 Restated Certificate of Incorporation of the Company, (filed with the Securities and Exchange Commission as exhibit 4.1 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

3.4   Amended  and Restated By-Laws of the Company (filed herein)

4.1 Representative's Warrant issued to Barington Capital Group, L.P. upon the consummation of the initial public offering of the
      Company's  Common  Stock  in  November,  1993  (filed  with   the
      Securities and Exchange Commission as exhibit 4.1 to the Company's 1993 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

4.2 Form of Common Stock Certificate (filed with the Securities and Exchange Commission as exhibit 4.2 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

4.3 Form of Warrant, issued in connection with the private placement of 204,912 shares of the Company's Series B Convertible Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.3 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

4.4 Form of Subscription Agreement issued in connection with the private placement of 204,912 shares of the Company's Series B
      Convertible    Preferred Stock  (filed  with the  Securities  and
      Exchange Commission as exhibit 4.4 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

4.5 Waiver of Joan H. Martin, dated April 12, 1996, issued in connection with waiver of accrued dividends on Series A Preferred stock (filed with the Securities and Exchange Commission as exhibit 4.5 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

4.6 Warrant to purchase 43,826.087 shares of the Company's Common Stock, dated April 12, 1996, issued in connection with Joan H. Martin's waiver of accrued dividends on Series A Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.6 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

10.2 Stock warrants issued to Edmund H. Shea, Jr. IRA, Allan Lyons and William Maines in connection with the bridge financing prior to the initial public offering of the Company's Common Stock in November, 1993 (a form of which was filed with the Securities
      and Exchange Commission  as  exhibit  10.2   to  the  Company's
      Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

10.10 Incentive Stock Option Plan adopted by the Company on August 16, 1993, with form of Incentive Stock Option Agreement filed with the Securities and Exchange Commission as exhibit
      10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference)

10.11 Securities Purchase Agreement, dated June 10, 1987 between the Company and VTB Investment Group and Joan Hixon Martin (filed with the Securities and Exchange Commission as exhibit
      10.11 to the Company's Registration Statement on Form SB-2 (File No. 33- 69898) and incorporated herein by reference)

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

10.17 Commitment Letter issued by Vermont National Bank, Burlington, Vermont, dated September 18, 1995, in connection with a commercial mortgage loan and a line of credit loan (filed with the Securities and Exchange Commission as exhibit 10.17 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

10.18 Loan Agreement, dated September 26, 1995, between the Company and Vermont National Bank regarding $3,500,000 Term Loan and $1,000,000 Line of Credit Loan (filed with the Securities and Exchange Commission as exhibit 10.18 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

10.19 Commercial Term Note, dated September 26, 1995, issued in connection with the $3,500,000 Term Loan of Vermont National Bank (filed with the Securities and Exchange Commission as exhibit 10.19 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

10.20 Commercial Time Note, dated September 26, 1995, issued in connection with the $1,000,000 Line of Credit Loan of Vermont National Bank (filed with the Securities and Exchange Commission as exhibit 10.20 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference)

10.24 Amended 1993 Incentive Stock Option Plan of the Company, amended as of November 28, 1995 (filed with the Securities and Exchange Commission as exhibit 10.24 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.25 Loan Agreement, dated December 26, 1995, between Green Mountain Capital, L.P. and the Company in connection with a $500,000 Term Loan (filed with the Securities and Exchange Commission as exhibit 10.25 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.26 Convertible Note, dated December 26, 1995, in the principal amount of $200,000, issued in connection with the $500,000
      Term Loan of Green Mountain Capital (filed with the Securities and Exchange Commission as exhibit 10.26 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.27 Stock Purchase Warrant Agreement, dated December 26, 1995, in connection with the $500,000 Term Loan of Green Mountain Capital (filed with the Securities and Exchange Commission as exhibit
      10.27 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference)

10.28 Employment and Loan Agreements, dated June 30, 1996, between the Company and R. Patrick Burns (filed with the Securities and Exchange Commission as exhibit 10.28 to the Company's 1996
      Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference)

10.29 Employment Agreement, dated July 1, 1996, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as exhibit 10.29 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33-69898)and incorporated herein by reference)

10.30 Amended 1993 Incentive Stock Option Plan of the Company, amended as of November 22, 1996 (filed herein)

10.31 Non-Employee Directors Stock Option Plan adopted by the Company on November 22, 1996 (filed herein)

10.32 Employment Agreement, dated as of July 1, 1996, between the
      Company and Spencer C. Putnam (filed herein)

10.33 Convertible Note, dated November 19, 1996, in the principal amount of $300,000, issued in connection with the $500,000
      Term Loan of Green Mountain Capital (filed herein)


(6b) Reports

There were no reports filed on Form 8-K during the quarter ended December 31, 1997.


Signature

In  accordance  with  the  requirements  of  the  Exchange  Act,   the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     The Vermont Teddy Bear Co., Inc.

Date: February 12, 1997              /s/Elisabeth B. Robert
                                     --------------------------------
                                     Elisabeth B. Robert,
                                     Chief Financial Officer

                                                           EXHIBIT 3.4

                         AMENDED BY-LAWS
                               of
                THE VERMONT TEDDY BEAR CO., INC.
                 (as amended November 22, 1996)

                       ARTICLE I - OFFICES

     The principal office of the corporation shall be in the City of Burlington, County of Chittenden, State of Vermont. The corporation may also have offices at such other places within or without the State of Vermont as the Board may from time to time determine or the business of the corporation may require.

                     ARTICLE II SHAREHOLDERS

1.   PLACE OF MEETINGS.

     Meetings of the shareholders shall be held at the principal office of the corporation or at such place within or without the State of Vermont as the Board shall authorize.

2.   ANNUAL MEETING.

     The annual meeting of the shareholders shall be held each year at such date, time and place as may be specified by the Directors at which meeting the shareholders shall elect a Board and transact such other business as may properly come before the meeting.

3.   SPECIAL MEETINGS.

     Special meetings of the shareholders may be called by the Board or by the president and shall be called by the president or the secretary at the request in writing of a majority of the Board or at the request in writing by shareholders owning a majority in amount of the shares issued and outstanding. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at a special meeting shall be confined to the purposes stated in the notice.

4.   FIXING RECORD DATE.

     For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board shall fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than fifty nor less than ten days before the date of such meeting, nor more than fifty days prior to any other action. If no record date is fixed it shall be determined in accordance with the provisions of law.

5.   NOTICE OF MEETINGS OF SHAREHOLDERS.

     Written notice of each meeting of shareholders shall state the purpose or purposes for which the meeting is called, the place, date and hour of the meeting and unless it is the annual meeting, shall indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice shall be given either personally or by mail to each shareholder entitled to vote at such meeting, not less than ten nor more than fifty days before the date of the meeting. If action is proposed to be taken that might entitle shareholders to payment for their shares, the notice shall include a statement of that purpose and to that effect. If mailed, the notice is given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders, or, if he shall have filed with the secretary a written request that notices to him be mailed to some other address, then directed to him at such other address.

6.   WAIVERS.

     Notice of meeting need not be given to any shareholder who signs a waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

7.   QUORUM OF SHAREHOLDERS.

     Except as otherwise provided by law or in the Certificate of Incorporation or these By-laws, the holders of a majority of the issued and outstanding shares of common stock of the corporation, present and voting, shall constitute a quorum at a meeting of shareholders for the transaction of any business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. The shareholders present may adjourn the meeting despite the absence of a quorum.

8.   PROXIES.

     Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy.

     Every proxy must be signed by the shareholder or his attorney-in-fact. No proxy shall be valid after expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by law.

9.   QUALIFICATION OF VOTERS.

     Every shareholder of record shall be entitled at every meeting of shareholders to one vote for every share standing in his name on the record of shareholders.

10.  VOTE OF SHAREHOLDERS.

     Except as otherwise provided by law or in the Certificate of Incorporation or these By-Laws and except for the election of directors, at any meeting duly called and held at which a quorum is present, a majority of the votes cast at such meeting upon a given question by the holders of outstanding shares of stock of all classes of stock of the Corporation entitled to vote thereon who are present in person or by proxy shall decide such question. At any meeting duly called and held for the election of directors at which a quorum is present, directors shall be elected by a plurality of the votes cast by the holders (acting as such) of shares of stock of the Corporation entitled to elect such directors.

11.  WRITTEN CONSENT OF SHAREHOLDERS.

     Any action that may be taken by vote may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all the outstanding shares entitled to vote thereon.

                     ARTICLE III - DIRECTORS

1.   BOARD OF DIRECTORS.

     The business of the corporation shall be managed by its Board of Directors, each of whom shall be at least 18 years of age.

2.   NUMBER OF DIRECTORS.

     The number of directors shall be nine; provided, however, that the number of directors may be increased or decreased by a resolution adopted by the vote of a majority of the entire Board. A minimum of two of the directors shall neither be an officer nor employee of the Corporation and shall have no other relationship with the Corporation which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The directors shall be elected by the holders of shares entitled to vote thereon at the annual meeting of shareholders, and each shall serve (subject to the provisions of Article III.5) until the next succeeding annual meeting of shareholders and until his or her respective successor has been elected and qualified.

3.   ELECTION AND TERM OF DIRECTORS.

     At each annual meeting of shareholders, the shareholders shall elect directors to hold office until the next annual meeting. Each director shall hold office until the expiration of the term for which he is elected and until his successor has been elected and qualified, or until his prior resignation or removal.

4.   NEWLY CREATED DIRECTORSHIPS AND VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any reason except the removal of directors without cause may be filled by a vote of a majority of the directors then in office, although less than a quorum exists, unless otherwise provided in the Certificate of Incorporation. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the shareholders unless otherwise provided in the Certificate of Incorporation. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

5.   REMOVAL OF DIRECTORS.

     Directors may be removed or replaced only by the vote of the holders of at least a majority of the issued and outstanding common stock of the corporation.

6.   RESIGNATION.

     A director may resign at any time by giving written notice to the Board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the Board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

7.   QUORUM OF DIRECTORS.

     A majority of the Board of Directors, present in person or by proxy, shall constitute a quorum for the transaction of business or of any specified item of business.

     At the discretion of the Chairman or other members of the Board of Directors, any director may participate in any meeting of the Board of Directors by means of a conference telephone or similar communications equipment such that all persons participating in the meeting can hear each other, and participation in a meeting in such manner shall constitute presence in person at such meeting.

8.   ACTION OF THE BOARD.

     Except as otherwise provided by law or in the Certificate of Incorporation or by these By-laws, action of the Board of Directors of any meeting shall require the affirmative vote of a majority of all of the Directors, not simply a majority of those present at the meeting. Additionally, any action consented to in writing by each and every director shall be as valid as if the Board of Directors had adopted such action at a duly held meeting thereof, provided such written consent is inserted in the minute book of the corporation.

9.   PLACE AND TIME OF BOARD MEETINGS.

     The Board may hold its meetings at the office of the corporation or at such other places, either within or without the State of Vermont, as it may from time to time determine.

10.  ANNUAL MEETING.

     A regular annual meeting of the Board shall be held immediately following the annual meeting of shareholders at the place of such annual meeting of shareholders.

11.  NOTICE OF MEETINGS OF THE BOARD, ADJOURNMENT.

     (a) Regular meetings of the Board may be held without notice at such time and place as the Board shall from time to time determine. Special meetings may be called by the Chairman or by the secretary on written request of two directors. Notice of special meetings of the directors shall be given in writing to each director either personally or by mail or facsimile transmission at least 3 days in advance of the meeting, and shall include a written agenda of the meeting. No business shall be conducted at a special meeting except as set forth in the agenda. Notice of a meeting need not be given to any director who submits a waiver of notice whether before or after the meeting or who attends the meeting without protesting prior thereto or at its commencement, the lack of notice to him.

     (b) A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. Notice of the adjournment shall be given all directors who were absent at the time of the adjournment and, unless such time and place are announced at the meeting, to the other directors.

12.  CHAIRMAN.

     At all meetings of the Board the Chairman, or in his absence, a chairman chosen by the Board shall preside.

13.  EXECUTIVE AND OTHER COMMITTEES.

     a. The Board of Directors shall designate and appoint an executive committee, consisting of the President of the Corporation, the Chairman of the Board, and one of the other directors. The executive committee shall have and may exercise such powers of the Board of Directors in the management of the business and affairs of the Corporation as the Board may from time to time confer upon the executive committee. This committee shall constitute a standing committee of the Corporation, and a majority of its members may determine its action and fix the time and place of its meetings unless the Board of Directors shall otherwise provide.

     b. The Board of Directors shall designate and appoint an audit committee consisting of three directors. The Chief Executive Officer and two additional members who shall be directors who are neither officers nor employees of the Corporation and are free from all other relationships that, in the opinion of the Board of Directors, would interfere with their exercise of independent judgment as committee members. It shall be the duty of the audit committee to act on behalf of the Board in meeting and reviewing with the Corporation's independent auditors, internal auditor and appropriate corporate officers matters relating to corporate financial reporting and accounting procedures and policies, adequacy of financial, accounting and operating controls and the scope of the respective audits of the independent auditors and the internal auditor. The committee shall review the results of such audits with the respective auditors and shall promptly report thereon to the Board of Directors. The committee shall additionally submit to the Board any recommendations it may have from time to time with respect to the independent auditors, financial reporting and accounting practices and policies and financial, accounting, and operation controls and safeguards.

     c. The Board of Directors may also, by resolution adopted by a majority of the entire Board, designate from among its members one or more other committees, each consisting of three or more directors, and each of which, to the extent provided in such resolution, shall have all the authority of the Board except as otherwise provided by law or in the Certificate of Incorporation or these By-Laws. No such committee shall have authority as to any of the following matters:


     (a) the submission to shareholders of any action as to which shareholders' authorization or approval is required by law, the Certificate of Incorporation, or these By-Laws;

     (b) the filling of vacancies in the Board of Directors or in any committee;

     (c) the fixing of compensation of the directors for serving on the Board or on any committee;

     (d) the amendment or repeal of these By-Laws, or the adoption of new By-Laws; or

     (e) the amendment or repeal of any resolution of the Board of Directors which by its terms shall not be so amendable or repealable.

     The Board may designate one or more directors as alternate members of any such committee, who may replace any absent member or members at any meeting of such committee.

     Each such committee shall serve at the pleasure of and be responsible to the Board. It shall keep minutes of its meetings and report the same to the Board.

14.  COMPENSATION.

     Directors shall be entitled to compensation for their services, as approved by the Company's Shareholders, including, but not limited to, a fixed sum and expenses for actual attendance at each regular or special meeting of the Board or any committee meeting thereof. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

                      ARTICLE IV - OFFICERS

1.   OFFICES, ELECTION, TERM.

     (a) Unless otherwise provided for in the Certificate of In-corporation, the Board may elect or appoint a president, one or more vice-presidents, a secretary and a treasurer, and such other officers as it may determine, who shall have such duties, powers and functions as hereinafter provided.

     (b) All officers shall be elected or appointed to hold office until the meeting of the Board following the annual meeting of shareholders.

     (c) Each officer shall hold office for the term for which he is elected or appointed and until his successor has been elected or appointed and qualified.

2.   REMOVAL, RESIGNATION, SALARY, ETC.

     (a) Any officer elected or appointed by the Board may be removed by the Board without cause.

     (b) In the event of the death, resignation or removal of an officer, the Board in its discretion may elect or appoint a successor to fill the unexpired term.

     (c) Any two or more offices may be held by the same person, except the offices of president and secretary. When all of the issued and outstanding stock of the corporation is owned by one person, such person may hold all or any combination of offices.

     (d)  The salaries of all officers shall be fixed by the Board.

     (e) The directors may require any officer to give security for the faithful performance of his duties.

3.   PRESIDENT.

     The president shall be the chief executive officer of the corporation; he shall preside at all meetings of the shareholders: he shall have the management of the business of the corporation and shall see that all orders and resolutions of the Board are carried into effect.

4.   VICE-PRESIDENTS.

     During  the  absence   or  disability  of   the  president,   the
vice-president, or if there are more than one, the executive vice-president, shall have all the powers and functions of the presi-dent. Each vice-president shall perform such other duties as the Board shall prescribe.

5.   SECRETARY.

     The secretary shall:

     (a)  attend all meetings of the Board and of the shareholders;

     (b) record all votes and minutes of all proceedings in a book to be kept for that purpose;

     (c) give or cause to be given notice of all meetings of shareholders and of special meetings of the Board;

     (d) keep in safe custody the seal of the corporation and affix it to any instrument when authorized by the Board;

     (e) when required, prepare or cause to be prepared and available at each meeting of shareholders a certified list in alphabetical order of the names of shareholders entitled to vote thereat, indicating the number of shares of each respective class held by each;

     (f) keep all the documents and records of the corporation as required by law or otherwise in a proper and safe manner;

     (g)  perform such other duties as may be prescribed by the Board.

6.   ASSISTANT-SECRETARIES.

     During the absence or disability of the secretary, the assistant-secretary, or if there are more than one, the one so designated by the secretary or by the Board, shall have all the powers and functions of the secretary.

7.   TREASURER.

     The treasurer shall:

     (a)  have the custody of the corporate funds and securities;

     (b) keep full and accurate accounts of receipts and dis-bursements in the corporate books;

     (c) deposit all money and other valuables in the name and to the credit of the corporation in such depositories as may be designated by the Board;

     (d) disburse the funds of the corporation as may be ordered or authorized by the Board and preserve proper vouchers for such disbursements;

     (e) render to the Chairman, the president and Board at the regular meetings of the Board, or whenever they require it, an account of all his transactions as treasurer and of the financial condition of the corporation;

     (f) render a full financial report at the annual meeting of the shareholders if so requested;

     (g) be furnished by all corporate officers and agents at his request, with such reports and statements as he may require as to all financial transactions of the corporation;

     (h) perform such other duties as are given to him by these By-Laws or as from time to time are assigned to him by the Board, the Chairman or the president.

8.   ASSISTANT-TREASURER.

     During the absence or disability of the treasurer, the assistant-treasurer, or if there are more than one, the one so designated by the secretary or by the Board, shall have all the powers and functions of the treasurer.

9.   SURETIES AND BONDS.

     In case the Board shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sum and with such surety or sureties as the Board may direct, conditioned upon the faithful performance of his duties to the corporation and including responsibility for negligence and for the accounting for all property, funds or securities of the corporation which may come into his hands.

               ARTICLE V - CERTIFICATES FOR SHARES

1.   CERTIFICATES.

     The shares of the corporation shall be represented by cer-tificates. They shall be numbered and entered in the books of the corporation as they are issued. They shall exhibit the holder's name and the number of shares and shall be signed by the president or a vice-president and the treasurer or the secretary and shall bear the corporate seal.

2.   LOST OR DESTROYED CERTIFICATES.

     The Board may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation, alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost of destroyed.

3.   TRANSFER OF SHARES.

     (a) Shares of capital stock of the Corporation may be transferred on the books for the Corporation only by the holder of such shares or by his duly authorized attorney, upon the surrender to the Corporation or its transfer agent of the certificate representing such stock properly endorsed.

     (b) Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the corporation which shall be kept at its principal office. No transfer shall be made within ten days next preceding the annual meeting of shareholders.

     (c) The corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of New York.

4.   CLOSING TRANSFER BOOKS.

     The Board shall have the power to close the share transfer books of the corporation for a period of not more than ten days during the thirty-day period immediately preceding (1) any shareholders' meeting, or (2) any date fixed for the payment of a dividend or any other form of distribution, and only those shareholders of record at the time the transfer books are closed, shall be recognized as such for the purpose of (i) receiving notice of or voting at such meeting, or (ii) allowing them to take appropriate action, or (iii) entitling them to receive any dividend or other form of distribution.

                     ARTICLE VI - DIVIDENDS

     Subject to the provisions of the Certificate of Incorporation and to applicable law, dividends on the outstanding shares of the corporation may be declared in such amounts and at such time or times as the Board may determine. Before payment of any dividend, there may be set aside out of the net profits of the corporation available for dividends such sum or sums as the Board from time to time in its absolute discretion deems proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the Board shall think conducive to the interests of the corporation, and the Board may modify or abolish any such reserve.

                  ARTICLE VII - CORPORATE SEAL

     The seal of the corporation shall be circular in form and bear the name of the corporation, the year of its organization and the words "Corporate Seal, New York." The seal may be used by causing it to be impressed directly on the instrument or writing to be sealed, or upon adhesive substance affixed thereto. The seal on the certificates for shares or on any corporate obligation for the payment of money may be a facsimile, engraved or printed.

             ARTICLE VIII - EXECUTION OF INSTRUMENTS

     All corporate instruments and documents shall be signed or counter-signed, executed, verified or acknowledged by such officer of officers or other person or persons as the Board may from time to time designate.

                    ARTICLE IX - FISCAL YEAR

     The fiscal year shall begin the first day of July in each year.

     ARTICLE X - REFERENCES TO CERTIFICATE OF INCORPORATION

     Reference to the Certificate of Incorporation in these By-Laws shall include all amendments thereto or changes thereof unless specifically excepted.

                  ARTICLE XI - INDEMNIFICATION

     Except to the extent expressly prohibited by the New York Business Corporation Law, the Corporation may indemnify each person made or threatened to be made a party to any action or proceeding, whether civil or criminal, by reason of the fact that such person or such person's testator or intestate is or was a director, officer, incorporator, employee or agent of the Corporation, or serves or served at the request of the Corporation, any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, penalties, amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred in connection with such action or proceeding, or any appeal therein; provided, however, that no such indemnification shall be made if a judgment or other final adjudication adverse to such person establishes that his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled, and provided further that no such indemnification shall be required with respect to any settlement or other non-adjudicated disposition of any threatened or pending action or proceeding unless the Corporation has given its prior consent to such settlement or other disposition.

     The Corporation shall advance or promptly reimburse upon request any person entitled to indemnification hereunder for all expenses, including attorneys' fees, reasonably incurred in defending any action or proceeding in advance of the final disposition thereof upon receipt of an undertaking by or on behalf of such person to repay such amount if such person is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced or reimbursed exceed the amount to which such person is entitled; provided, however, that such person shall cooperate in good faith with any request by the Corporation that common counsel be utilized by the parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

     Nothing herein shall limit or affect any right of any person, otherwise than hereunder, to indemnification or expenses, including attorneys' fees, under any statute, rule, regulation, certificate of incorporation, by-law, insurance policy, contract or otherwise.

     Anything in these By-Laws to the contrary notwithstanding, no elimination of this By-Law, and no amendment of this By-Law adversely affecting the right of any person to indemnification or advancement of expenses hereunder shall be effective until the 60th day following notice to such person of such action, and no elimination of or amendment to this By-Law shall deprive any person of his or her rights hereunder arising out of alleged or actual occurrences, acts or failures to act prior to such 60th day.

     The Corporation shall not, except by elimination or amendment of this By-law in a manner consistent with the preceding paragraph, take any corporate action or enter into any agreement which prohibits, or otherwise limits the rights of any person to, indemnification in accordance with the provisions of this By-Law. The indemnification of any person provided by this By-Law shall continue after such person has ceased to be a director, officer, incorporator, employee or agent of the Corporation and shall inure to the benefit of such person's heirs, executors, administrators and legal representatives.

     The Corporation is authorized to enter into agreements with any of its directors, officers, incorporators, employees or agents extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to this By-Law, it being expressly recognized hereby that all directors, officers, incorporators, employees and agents of the Corporation, by serving as such after the adoption hereof, are acting in reliance hereon and that the Corporation is estopped to contend otherwise.

     In case any provision in this By-Law shall be determined at any time to be unenforceable in any respect, the other provisions shall not in any way be affected or impaired thereby, and the affected provision shall be given the fullest possible enforcement in the circumstances, it being the intention of the Corporation to afford indemnification and advancement of expenses to its directors, officers, incorporators, employees or agents acting in such capacities or in the other capacities mentioned herein, to the fullest extent permitted by law.

     For purposes of this By-Law, the Corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his or her duties to the Corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan, and excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered indemnifiable expenses. For purposes of this By-Law, the term "Corporation" shall include any legal successor to the Corporation, including any corporation which acquires all or substantially all of the assets of the Corporation in one or more transactions.

     A person who has been wholly successful, on the merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in the first paragraph of this By-Law shall be entitled to indemnification as authorized in such paragraph. Except as provided in the preceding sentence and unless ordered by a court, any indemnification under this By-Law shall be made by the Corporation if, and only if, authorized in the specific case:

          1. By the Board of Directors acting by a quorum consisting of directors who are not parties to such action or proceeding upon a finding that the director, officer or employee has met the standard of conduct set forth in the first paragraph of this By-Law, or,

          2. If such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs:

               a.   By the Board of Directors upon the opinion in
          writing of independent legal counsel that indemnification is proper in the circumstances because the standard of conduct set forth in the first paragraph of this By-Law has been met by such director, officer or employee, or

               b. By the shareholders upon a finding that the director, officer or employee has met the applicable standard of conduct set forth in such paragraph.

     If any action with respect to indemnification of directors and officers is taken by way of amendment of these By-Laws, resolution of directors or by agreement, then the Corporation shall, not later than the next annual meeting of shareholders, unless such meeting is held within three months from the date of such action, and, in any event, within fifteen months from the date of such action, mail to its shareholders of recorded at the time entitled to vote for the election of directors a statement specifying the action taken.

                    ARTICLE VIII - AMENDMENTS

     The holders of shares entitled at the time to vote for the election of directors shall have power to adopt, amend, or repeal the By-Laws of the Corporation by vote of not less than a majority of such shares, and the Board of Directors by vote of not less than a majority of the entire Board shall have power equal in all respects to that of the shareholders to adopt, amend or repeal the By-Laws; provided, however, that any By-Law adopted by the Board may be amended or repealed by vote of the holders of a majority of the shares entitled at the time to vote for the election of directors.

     If any By-Law regulating an impending election of directors is adopted, amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors the By-Law or By-Laws so adopted, amended or repealed, together with a concise statement of the changes made.

                                                         EXHIBIT 10.30

                   THE VERMONT TEDDY BEAR CO., INC.
                     INCENTIVE STOCK OPTION PLAN
                    (as amended November 22, 1996)


     1. PURPOSE. The purpose of the Plan is to provide Employees with a proprietary interest in the Company through the granting of options.

     2. ADMINISTRATION. The Plan will be administered by the Option Committee of the Board of Directors of the Company which shall be comprised of independent, outside directors.

     3. PARTICIPANTS. The Board of Directors shall, from time to time, select the particular Employees of the Company and its Subsidiaries to whom options are to be granted, and who will, upon such grant, become participants in the Plan.

     4. STOCK OWNERSHIP LIMITATION. No option may be granted to an Employee who owns more than 10% of the voting power of all classes of stock of the Company or its Parent or Subsidiaries. This limitation will not apply (a) to any Non-Qualified Option or (b) if the option price is at least 110% of the fair market value of the stock at the time the option is granted and the option is not exercisable more than five years from the date it is granted.

     5. SHARES SUBJECT TO PLAN. The Board may not grant options under the Plan for more than 2,000,000 shares of Common Stock of the Company, but this number may be adjusted to reflect, if deemed appropriate by the Board, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be re-offered under the Plan.

     6. LIMITATION ON AMOUNT. The aggregate fair market value (determined at the time of grant) of the shares of Common Stock which any Employee is first eligible to purchase in any calendar year by exercise of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) granted under this Plan and all incentive stock option plans of the Company or its Parent or Subsidiaries shall not exceed $100,000. For this purpose, the fair market value (determined at the respective date of grant of each option) of the stock purchasable by exercise of an incentive stock option (or an installment thereof) shall be counted against the $100,000 annual limitation for an Employee only for the calendar year such stock is first purchasable under the terms of the Option.

     7. ALLOTMENT OF SHARES. The Board shall determine the number of shares of Common Stock to be offered from time to time by grant of options to members of management of the Company. The grant of an option to an Employee shall not be deemed either to entitle the Employee to, or to disqualify the Employee from, participation in any other grant of options under the Plan.

     8. GRANT OF OPTIONS. The Board is authorized to grant Incentive Options and Non-Qualified Options under the Plan. All options under the Plan shall be granted by the Board. The grant of options shall be evidenced by stock option agreements containing such terms and provisions as are approved by the Board, but not inconsistent with the Plan, including provisions that may be necessary to assure that the option is an incentive stock option under the Internal Revenue Code. The Company sh all execute stock option agreements upon instruments from the Board. The Plan shall be submitted to the Company's stockholders for approval. The Board may grant options under the Plan prior to the time of stockholder approval, which options will be effective when granted, but if for any reason the stockholders of the Company do not approve the Plan prior to one year from the date of adoption of the Plan by the Board, all options granted under the Plan will be terminated and of no effect, and no option may be exercised in whole or in part prior to such stockholder approval.

     9. OPTION PRICE. The option price shall be determined by the Board on the date of grant. The Board shall set forth the option price determination in its minutes, using any reasonable valuation method. The Board may grant non-qualified stock options at an exercise price less than the fair market value of the Common Stock on the date of grant.

     10. OPTION PERIOD. The Option Period will begin on the date the option is granted, which will be the date the Board authorizes the option unless the Board specifies a later date. No option may terminate later than 10 years from the date the option is granted. The Board may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. The Board may provide for termination of the option in the case of termination of employment or any other reason.

     11. RIGHTS IN EVENT OF DEATH OR DISABILITY. If a participant dies or becomes disabled (within the meaning of Section 22(e)(3) of the Internal Revenue Code) while in the employ of the Company, but prior to termination of his right to exercise an option in accordance with the provisions of his stock option agreement without having totally exercised the option, the option agreement may provide that it may be exercised, to the extent of the shares with respect to which the option could have been exercised by the participant on the date of the participant's death or disability, by (i) the participant's estate or by the person who acquired the right to exercise the option by bequest or inheritance or by reason of the death of the participant in the event of the participant's death, or (ii) the participant or his personal representative in the event of the participant's disability, provided the option is exercised prior to the date of its expiration or not more than one year from the date of the participant's death or disability, whichever occurs first. The date of disability of a participant shall be determined by the Company.

     12. PAYMENT. Full payment for shares purchased upon exercising an option shall be made in cash or by check at the time of exercise, or on such other terms as are set forth in the applicable option agreement. No shares may be issued until full payment of the purchase price therefor has been made, and a participant will have none of the rights of a stockholder until shares are issued to him.

     13. EXERCISE OF OPTION. Options granted under the Plan may be exercised during the Option Period, at such times, in such amounts, in accordance with such terms and subject to such restrictions as are set forth in the applicable stock option agreements. In no event may an option be exercised or shares be issued pursuant to an option if any requisite action, approval or consent of any governmental authority of any kind having jurisdiction over the exercise of options shall not have been taken or secured.

     14. CAPITAL ADJUSTMENTS AND REORGANIZATIONS. The number of shares of Common Stock covered by each outstanding option granted under the Plan and the option price may be adjusted to reflect, as deemed appropriate by the Board, any stock dividend, stock split, share combination, exchange of shares, recapitalization, merger, consolidation, separation, reorganization, liquidation or the like, of or by the Company.

     15. NON-ASSIGNABILITY. Options may not be transferred other than by will or by the laws of descent and distribution. During a participant's lifetime, options granted to a participant may be exercised only by the participant.

     16.  INTERPRETATION.   The Board  shall  interpret the  Plan  and
shall prescribe such rules and regulations in connection with the operation of the Plan as it determines to be advisable for the administration of the Plan. The Board may rescind and amend its rules and regulations.

     17. AMENDMENT OR DISCONTINUANCE. The Plan may be amended or discontinued by the Board without the approval of the stockholders of the Company, except that any amendment that would (a) materially increase the benefits accruing to participants under the Plan, (b) materially increase the number of securities that may be issued under the Plan, or (c) materially modify the requirements of eligibility for participation in the Plan must be approved by the stockholders of the Company.

     18. EFFECT OF PLAN. Neither the adoption of the Plan nor any action of the Board shall be deemed to give any officer or Employee any right to be granted an option to purchase Common Stock of the Company or any other rights except as may be evidenced by the stock option agreement, or any amendment thereto, duly authorized by the Board and executed on behalf of the Company and then only to the extent and on the terms and conditions expressly set forth therein.

     19. TERM. Unless sooner terminated by action of the Board, the Plan will terminate on the date ten years after the date hereof. The Board may not grant options under the Plan after that date, but options granted before that date will continue to be effective in accordance with their terms.

     20.  DEFINITIONS.   For  the purpose  of  this Plan,  unless  the
context requires otherwise, the following terms shall have the meanings indicated:

          (a) "Plan" means this Incentive Stock Option Plan as amended from time to time.

          (b)  "Board" means the Board of Directors of the Company.

          (c) "Common Stock" means the Common Stock which the Company is currently authorized to issue or may in the future be authorized to issue (as long as the common stock varies from that currently authorized, if at all, only in amount of par value).

          (d) "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of the granting of the option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain, and "Subsidiaries" means more than one of any such corporations.

          (e) "Parent" means any corporation in an unbroken chain of corporations ending with the Company if, at the time of granting of the option, each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

          (f) "Option Period" means the period during which an option may be exercised.

          (g) "Incentive Option" means an option granted under the Plan which meets the requirements of Section 422A of the Internal Revenue Code.

          (h) "Non-qualified Option" means an option granted under the Plan which is not intended to be an Incentive Option.

          (i)  "Employee" means any full-time employee of the Company.

                                                         EXHIBIT 10.31

                THE VERMONT TEDDY BEAR CO., INC.

         1996 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN


     The purposes  of the  1996 Non-employee  Directors' Stock  Option
Plan (the "Plan") are to further align the non-employee directors' interests with those of the shareholders, to provide an additional inducement for such directors to remain with the Company, and to provide a means by which the Company may attract qualified persons to serve as directors of the Company.


                            SECTION 1
                         ADMINISTRATION

     The Plan shall be administered by a committee (the "Committee") to consist of not less than two of the Company's directors who are not eligible to participate in the Plan. A majority of the Committee shall constitute a quorum at every meeting and the acts of the majority of the members at any meeting at which a quorum is present, or acts approved in writing by all the members of the Committee, shall be the acts of the Committee. The Committee shall interpret the Plan and prescribe such rules, regulations and procedures in connection with the operations of the Plan as it shall be deemed to be necessary and advisable for the administration of the Plan consistent with the purposes of the Plan. All questions of interpretation and application of the Plan, or as to stock options granted under the Plan, shall be subject to the determination of the Committee, which shall be final and binding.

     Notwithstanding the above, the selection of the Directors to whom stock options are to be granted, the timing of such grants, the number of shares subject to the stock option, the exercise price of any stock option, the periods during which any stock option may be exercised and the term of any stock option shall be as hereinafter provided and the Committee shall have no discretion as to such matters.


                            SECTION 2
                 SHARES AVAILABLE UNDER THE PLAN

     The aggregate number of shares which may be issued and as to which grants of stock options may be made under the plan is 400,000 shares of the Company's Common Stock, par value $.05 per share, (the "Common Stock"), but this number of shares may be adjusted to reflect, if deemed appropriate by the Committee, any stock dividend, any stock split, share combination, recapitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be re-offered under the Plan.


                            SECTION 3
                      ELIGIBLE PARTICIPANTS

     Each person who is a member of the Company's Board of Directors and who is not, at the time of grant, an employee of the Company or any of its subsidiaries (a "Participant") shall automatically be an eligible participant under the Plan.


                            SECTION 4
                     GRANT OF STOCK OPTIONS

     a. Annual Retainer. On the third day following the day of the Company's Annual Meeting of Stockholders, each Participant shall automatically and without further action by the Board or the Committee be granted a "non-qualified stock option" (i.e., a stock option which does not qualify under Sections 422 or 423 of the Internal Revenue Code of 1986, as amended (the "Code")) to purchase 2,000 shares of common stock, subject to adjustment as set forth in Section 6. If the number of shares then remaining available for the grant of stock options under the Plan is not sufficient for each Participant to be granted an option for 2,000 shares (or the number of adjusted or substituted shares pursuant to Section 6), then each such Participant shall be granted an option for a number of whole shares equal to the number of shares then remaining available divided by the number of such Participants, disregarding any fractions of a share.

     b. Regular and Special Meetings of the Board of Directors. On the third business day following the day of each regular quarterly meeting or special meeting of the Board of Directors at which a Participant is present in person or by telephone, such Participant shall automatically and without further action by the Board or the Committee be granted a "non-qualified stock option" to purchase 1,500 shares of Common Stock, subject to adjustment as set forth in Section
6. Additionally, on the third business day following the day of each regular quarterly meeting of the Board of Directors the Chairman of the Company's Board of Directors (the "Chairman") shall automatically and without further action by the Board or the Committee be granted an additional "non-qualified stock option" to purchase 2,000 shares of Common Stock, subject to adjustment as set forth in Section 6. If the number of shares then remaining available for the grant of stock options under the Plan is not sufficient for each Participant to be granted an option for 1,500 shares and the Chairman to be granted an option for 2,000 shares (or the number of adjusted or substituted shares pursuant to Section 6) then each such Participant and the Chairman shall be granted an option for a number of whole shares equal to the number of shares then remaining available divided by the number of such Participants plus the Chairman, disregarding any fractions of a share.

     c. Committee Meetings. On the third business day following the day of each regular quarterly meeting or special meeting of any committee of the Board of Directors on which a Participant serves and at which such Participant is present in person or by telephone, such Participant shall automatically and without further action by the Board or the Committee be granted a "non-qualified stock option" to purchase 1,000 shares of Common Stock, subject to adjustment as set forth in Section 6. If the number of shares then remaining available for the grant of stock options under the Plan is not sufficient for each such Participant to be granted an option for 1,000 shares (or the number of adjusted or substituted shares pursuant to Section 6) then each participant shall be granted an option for a number of whole shares equal to the number of shares then remaining available divided by the number of such Participants, disregarding any fractions of a share.

     d. Special Assignments. In the event that any Participant shall be engaged by the Company or the Board of Directors in a consulting or similar capacity to provide services above and beyond the duties of the Participant as a Board or Committee member, then, upon approval by a majority of the other members of the full Board of Directors, such Participant shall be granted a "non-qualified stock option" as of the "date of completion" of the service to purchase the number of shares equal to the "value of the service" provided by such Participant divided by the fair market value per share of the Common Stock as of the "date of completion." For purposes of this section, the "date of completion" shall be the date on which the service is completed, as determined by a majority of the other members of the full Board, and the "value of the service" shall be the cash value of such services as determined by a majority of the other members of the full Board.


                            SECTION 5
              TERMS AND CONDITIONS OF STOCK OPTIONS

     Stock options granted under the Plan shall be subject to the following terms and conditions:

     a. Exercise Price. The purchase price at which each stock option may be exercised (the "Exercise Price") shall be equal to the fair market value per share of the Common Stock on the date of grant. The fair market value of the Common Stock shall be the price per share of the Common Stock for the last reported sale on such date on the National Association of Securities Dealers Automated Quotation system or any successor system then in use ("NASDAQ").

     b. Payment of Exercise Price. The Exercise Price for each stock option shall be paid in full upon exercise and shall be payable in cash in United States dollars (including check, bank draft or money order). No shares of Common Stock will be issued by the Company upon exercise of the stock option until the company has received payment of the Exercise Price in full. The date of exercise of a stock option shall be the date on which the Company has received payment of the option price in full and, as of the date of exercise, the person exercising the stock option shall be considered, for all purposes, to be the owner of the shares with respect to which the stock option has been exercised.

     c. Option Period. The option period will begin on the date that the option is granted. Each stock option shall be exercisable for ten years from the date of grant and not thereafter. A stock option to the extent exercisable at any time may be exercised in whole or in part.

     d. Termination of Board Membership. If a grantee ceases to be a director of the corporation for any reason, any outstanding stock options held by the grantee shall be exercisable according to the following provisions:

          (i) if a grantee ceases to be a director of the corporation for any reason other than removal for cause or death, any outstanding stock option held by such grantee shall be exercisable by the grantee at any time prior to the expiration date of such stock option;

          (ii) if a grantee is removed from office for cause, any outstanding stock option held by the grantee which is not exercisable by the grantee immediately prior to resignation or removal shall terminate as of the date of resignation or removal, and any outstanding stock option held by the grantee which is exercisable by the grantee immediately prior to the removal shall be exercisable by the grantee at any time prior to the expiration date of such stock option or within one month after the date of resignation or removal of the grantee, whichever is the shorter period; and

          (iii) following the death of a grantee, any outstanding stock option held by the grantee at the time of death (whether or not exercisable by the grantee immediately prior to death) shall be exercisable by the person entitled to do so under the will of the grantee, or, if the grantee shall fail to make testamentary disposition of the stock option or shall die intestate, by the legal representative of the grantee at any time prior to the expiration of such stock option.

     e. Option Agreement. All stock options shall be confirmed by an agreement, or an amendment thereto, which shall be executed on behalf of the Company by the President or the Chief Financial Officer and by the grantee.

     Subject to the foregoing provisions of this Section 5 and of the other provisions of the Plan, any stock option granted under the Plan shall be subject to such restrictions and other terms and conditions, if any, and shall be determined in its discretion, by the Committee and set forth in the agreement referred to in Section 5(e) or an amendment thereto.


                            SECTION 6
              ADJUSTMENT AND SUBSTITUTION OF SHARES

     If a dividend or other distribution shall be declared upon the Common Stock payable in shares of the Common Stock set forth in
Section 4, the number of shares of the Common Stock then subject to any outstanding stock options or the number of shares of the Common Stock which may be issued under the Plan, but are not then subject to outstanding stock options on the date fixed for determining the stockholders entitled to receive such stock dividend or distribution shall be adjusted by adding thereto the numbers of shares of the Common Stock which would have been distributable thereon if such shares had been outstanding on such date.

     If the outstanding shares of the Common Stock shall be changed into or exchangeable for a different number or kind of shares of stock or other securities of the Company or another corporation, whether through reorganization, reclassification, recapitalization, stock split-up, combination of shares, merger or consolidation, then there shall be substituted for each share of the Common Stock set forth in
Section 4, for each share of the Common Stock subject to any then outstanding stock option and for each share of the Common Stock which may be issued under the Plan, but which has not been subject to any outstanding stock option, the number and kind of shares of stock or other securities into which each outstanding share of the Common Stock shall be so changed or for which each such share shall be exchangeable.

     In case of any adjustment or substitution as provided for in the first two paragraphs of this Section 6, the aggregate option price for all shares subject to each then outstanding stock option prior to such adjustment or substitution shall be the aggregate option price for all shares of stock or other securities (including any fraction) to which such shares shall have been adjusted or shall have been substituted for such shares. Any new option price per share shall be carried to at least three decimal places with the last decimal place rounded upwards to the nearest whole number.

     If the outstanding shares of the Common Stock shall be changed in value by reason of any spin-off, split-off or split-up, or dividend in partial liquidation, dividend in property other than cash or extraordinary distribution to holders of the Common Stock, the Committee shall make any adjustments to any outstanding stock option which it determines are equitably required to prevent dilution or enlargements of the rights of grantees which would otherwise result from any such transaction.

     No adjustment or substitution provided for in this Section 6 shall require the Company to issue or sell a fraction of a share or other security. Accordingly, all fractional shares or other securities which result from any such adjustment or substitution shall be eliminated and not carried forward to any subsequent adjustment or substitution.

     Except as provided in this Section 6, a grantee shall have no rights by reason of any issue by the Company of stock of any class or securities convertible into stock with any class, any subdivision or consolidation of any shares of stock of any class, the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class.


                            SECTION 7
               EFFECT OF THE PLAN ON THE RIGHTS OF
                  THE COMPANY AND STOCKHOLDERS

     Nothing in the Plan, in any stock option granted under the Plan, or any stock option agreement shall confer any right to any person to continue as a director of the Company or interfere in any way with the rights of the stockholders of the Company or the Board of Directors to elect and remove directors.


                            SECTION 8
                    AMENDMENT AND TERMINATION

     The Plan may be amended or terminated by the Board without the approval of the stockholders of the Company, except that any amendment that would (a) materially increase the benefits accruing to Participants in the Plan, (b) materially increase the number of securities that may be issued under the Plan, or (c) materially modify the requirements of eligibility for participation in the Plan must be approved by the stockholders of the Company.


                            SECTION 9
             EFFECTIVE DATE AND DURATION OF THE PLAN

     The Plan shall become effective upon approval by the affirmative vote of the holders of a majority of the common stock present in person or by proxy and entitled to vote at a duly called and convened meeting of such holders. If such approval is obtained at the 1996 Annual Meeting of Stockholders, the Plan shall be effective on the date of such meeting.

                                                         EXHIBIT 10.32

                The Vermont Teddy Bear Co., Inc.
                    Shelburne, Vermont 05482

                          July 1, 1996


Mr. Spencer C. Putnam
Shelburne, VT  05482

Dear Spence:

     This letter is to follow up on our recent discussions and confirm our agreement concerning the terms of your continued employment by The Vermont Teddy Bear Co., Inc. (the "Company"). Except as specifically set forth in this letter, this agreement is intended to amend and supersede your existing Employment Agreement, dated November 1, 1993 (the "Prior Agreement"). Our agreement is as follows:

     1. Position. You shall to be employed as Secretary and Vice President of the Company and you shall continue to devote all of your business time, attention, skill and efforts to the business and affairs of the Company, with such duties as shall be assigned to you by the Board of Directors. You shall be based at the Company's Shelburne, Vermont offices.

     2.   Term.   Your employment  shall continue  for a  term  ending
October 31, 1998, unless earlier terminated in accordance with this agreement.

     3.   Base Salary.   For the year  commencing July  1, 1996,  your
base salary shall be $86,000.   Thereafter, your base salary shall  be
renegotiated.

     4. Annual Bonus. In addition to your base salary, you will be entitled to a bonus for each fiscal year during the term, based upon the Company's net operating profit, determined by the Company's Executive Administrative Group.

     5. Stock Options. You shall be eligible to participate in the Company's Incentive Stock Option Plan.

     6. Benefits. You shall continue to participate in all of the benefit plans generally available to employees of the Company in accordance with the policies and procedures currently, or then in effect, as the case may be, and in addition, you shall have the use of a company car and life insurance policies totaling $15,000.

     7. Indemnification. The Company shall indemnify you (and your estate) in accordance with the Company's by-laws as in effect from time to time. This indemnification by the Company shall survive termination or expiration of this Agreement.

     8. Termination. This Agreement may be terminated by either you or by the Company at any time. If your employment is terminated by
(a) you for "Good Reason" or (b) the Company, for any reason other than for "Cause" at any time, (i) you shall receive, in lieu of any other payment or benefit except as set forth in this paragraph, and in a lump sum, an amount equal to six months base salary, plus bonus for the year in which your employment was terminated pro rated for the period you were employed, and (ii) all your outstanding stock options which were subject to vesting on or prior to the end of the fiscal year in which your employment was terminated shall immediately vest and all your stock options shall continue to be exercisable for a period of ten years after the date of their grant. Upon a termination of employment by the Company at any time (other than for "Cause") the Company shall provide you with reasonable outplacement services. Upon a termination by the Company for "Cause" or by you without "Good Reason", you shall not be entitled to receive any further payments or benefits following the date of your termination.

     If your employment is terminated on account of your death or your disability which lasts (or is likely, based on reasonable medical evidence, to last) for more than six consecutive months and renders you unable to perform your duties under this Agreement, all outstanding stock options which were subject to vesting on or prior to the end of the fiscal year in which your employment was terminated shall immediately vest and all your stock options shall continue to be exercisable for a period of ten years after the date of their grant. Upon such termination for your death or disability, neither you nor your estate shall be entitled to receive the salary continuation referred to in clause (i) with respect to a termination by the Company for any reason other than "Cause".

     In the event that your employment is terminated within ninety days prior to, or six months after, a "Change in Control", in addition to the other benefits to which you would be entitled in the event of a termination by the Company for any reason other than "Cause", all your stock options shall continue to be exercisable for a period of ten years after the date of their grant.

     For purposes of this Agreement the terms "Good Reason", "Cause" and "Change in Control" shall be defined as follows:

          "Good Reason" means (a) the breach or contravention by the Company of any provision of this agreement, (b) the assignment to you of any duties inconsistent your status as a senior officer of the Company or a substantial adverse alteration in the nature or status of your responsibilities from those in effect on the Commencement Date, (c) a reduction in your annual base salary as set forth herein or as the same may be increased from time to time and (d) the failure of the company to provide you with the benefits contemplated herein. Your continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

          "Cause" means (a) your conviction for, or guilty plea to, any felony, (b) your commission of an act of personal dishonesty or breach of fiduciary duty which involves personal profit in connection with employment by the Company or (c) your material breach or contravention of any material provision of this agreement or your commission of an act of gross negligence or willful misconduct in the conduct of your duties to the Company; provided, however, that in that cases of clauses (b) and
          (c), the Company shall have given you ten business days' notice thereof, a reasonable opportunity to be heard by the Board of Directors and, during such ten business day period, an opportunity to cure.

          "Change of Control" means (a) the Company is merged or consolidated with another corporation or entity, (b) one person (together with its affiliates) becomes the beneficial owner of 50% or more of the issued and outstanding equity securities of the Company or (c) all or substantially all of the assets of the Company are acquired by another corporation or entity.

     9. Covenant Not To Compete. During the term and for a period of six (6) months following termination of your employment with the Company, you shall not, directly or indirectly, whether as stockholder, officer, director, employee, consultant or otherwise (except as a beneficiary of less than 5% of the number of shares of any publicly traded securities) engage in any business that, with respect to 5% or more of its sales, competes with the Company in the business of marketing and selling stuffed teddy bears.

If the foregoing correctly sets forth your understanding of our Agreement, please sign and return the enclosed copy of this letter to me.

                              Sincerely,

                              THE VERMONT TEDDY BEAR CO., INC.



                              By: ___________________________________
                                   R. Patrick Burns, President
ACKNOWLEDGED AND AGREED TO:


______________________________
Spencer  C. Putnam

                                                         EXHIBIT 10.33

Subject to the terms and conditions of a Subordination Agreement between the Vermont Teddy Bear Company, Inc., Green Mountain Capital, L.P. and Vermont National Bank dated 12/22/1995.

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1993 AND MAY NOT BE SOLD, ASSIGNED, OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS THE COMPANY HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY TO THE EFFECT THAT SUCH SALE, ASSIGNMENT, OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.

                           CONVERTIBLE NOTE
Principal Amount: $300,000                    Dated: November 19, 1996

FOR VALUE RECEIVED, The Vermont Teddy Bear Company, Inc., with principal place of business in Shelburne, Vermont (the "Borrower"), promises to pay to the order of Green Mountain Capital, L.P., a Vermont limited partnership with an office in Waterbury, Vermont, or order (the "Lender" or the "Holder"), the principal sum of Three Hundred Thousand Dollars ($300,000.00) with interest as hereinafter set forth.

Section 1.     The Note.

1.1 This note is for a term of four (4) years and one (1) month, more or less, with interest at the rate of twelve percent (12%) per annum (365 day year) on the outstanding balance, payable monthly in arrears on the last day of each month. Payment of principal shall be made in equal consecutive monthly payments sufficient to amortize the loan over the loan term (see attached payment schedule on Appendix A). All principal and interest, if any, outstanding on December 26, 2000, shall be due and payable in full.

1.2 In the event any payment or principal or interest hereunder is not paid within fifteen (15) days of the date on which said payment is due, the whole remaining balance shall become due and payable at the option of the holder of this note if payment is not made within thirty
(30) days' written notice of default. Borrower shall pay a late charge of five percent (5%) of each payment not received by Lender within fifteen (15) days of the scheduled due date not to exceed $50.00.

Section 2.     Prepayment.

2.1 The Borrower may prepay this Note in whole or in part on any payment date upon payment of a fee based on one percent (1%) for each year, or part thereof, on the amount prepaid as set out below. The penalty shall be waived where ninety (90) days' prior notice in writing of the planned prepayment is furnished to the Lender after twelve (12) months from the date hereof. In the event any such prepayment is made by the Borrower, the amount thereof will be applied first to accrued interest and delinquency charges and thereafter to principal.

     TWELVE MONTHS ENDED      PERCENTAGE

     1996                     105.00
     1997                     104.00
     1998                     103.00
     1999                     102.00
     2000                     101.00

2.2 Prior written notice of each of each prepayment, if any, pursuant to Section 2.1 hereof shall be given not less than thirty (30) or more than ninety (90) days prior to each prepayment date. Such notice shall state:

     (1) The prepayment date; and

     (2) The amount of principal and/or accrued interest to be paid on the Notes to be prepaid.

Such notice, and any other notice given to a Holder of this Note, shall be mailed, postage prepaid, by registered or certified mail to the payee named herein, irrespective of whether the payee is the Holder of this Note; provided, however, that any subsequent Holder of this Note having presented it to the Company for inspection at the office of the Company and having delivered to the Company at such an office a written notice of the acquisition by such Holder of this Note and designated in writing an address to which notices shall be mailed to such Holder at such designated address instead of to the payee herein named, unless and until any subsequent Holder of this Note shall comply with the provisions of this Section 2.2 shall receive notice.

2.3 Prior to prepayment, the Holder may exercise its conversion right pursuant to Section 3 as to the amount to be prepaid by notice to the Company not less than fifteen (15) days prior to the proposed prepayment date.

2.4 On each prepayment date, the Company shall be obligated to prepay, at the office of the Holder, the principal amount of this Note, or the portion of such principal amount to be prepaid pursuant to this Section 2, plus interest accrued on such principal amount, or portion thereof, to the prepayment date. If this Note is to be prepaid in whole or in part as herein provided, then this Note or the portion hereof to be prepaid, as the case may be, shall cease to bear interest on and after the date fixed for such prepayment, provided such prepayment is duly made or duly provided for.

Section 3.     Conversion.

3.1 Optional Conversion. At any time on or before December 26, 2000, at the option of the Holder, the unpaid balance of this Note and accrued interest may be converted into not more than 12,000 shares of Common Stock of the Company ("Common Stock") at the price, on the terms, and subject to the conditions of the Stock Purchase Warrant Agreement dated December 26, 1995. For purposes of this paragraph 3.1, this Note and the Stock Purchase Warrant Agreement shall be treated as a single, integrated convertible security.

Section 4. Covenants, Representations and Warranties - To induce the Holder to promise to lend $300,000 in terms of this Note, the Holder places full reliance upon the covenants, representations and warranties contained in the Loan Agreement dated December 26, 1996, which are incorporated herein by reference.

Section 5.     Evidence of Default.

5.1  The occurrence of  any one for  more of the  events described  in
Article X of the said Loan Agreement shall constitute an "Event of Default." In the event the default is not cured after 30 days of written notice of default, then, and in every event, the holder of this Note, may declare this Note to be, and this Note shall thereupon become, due and payable without presentment, protest, or further demand of any kind, all of which are hereby expressly waived.

Section 6.     Notices, and So Forth.

Any request, demand, authorization, direction, notice, consent, waiver, or other document provided or permitted by this Note to be made upon, given or furnished to, or filed with either party shall be sufficient for every purpose hereunder if in writing and mailed, registered or certified mail, postage prepaid, to the other party, addressed to its duly recorded office.

Section 7.     Other Provisions.

7.1 All covenants, promises, and agreements in this Note by the Company shall bind its successors and assigns, whether so expressed or noted.

7.2 The Note shall be deemed to be a contract made under the laws of the State of Vermont, and for all purposes each Note shall be construed in accordance with the laws of said state.

7.3 Presentment, notice of dishonor and protest are hereby waived by all makers, sureties, guarantors and endorsers hereof as well as all other notices of demand in connection with the delivery, acceptance, performance and enforcement of this Note.

7.4 The undersigned will pay on demand all costs of collection and reasonable attorney fees paid or incurred by the Holder in enforcing this Note in the event of default or collection.

7.5 No delay or omission on the part of the Holder in the exercise of any right hereunder or any other loan document securing the payment of the Note shall impair such right or be construed as a waiver of any failure to pay the aggregate unpaid balance of principal of the advances outstanding or to pay interest or any other obligation under this Note when due. No waiver of any right, or change in the provisions of this Note shall be as a bar to or a waiver of any right on any future occasion.

7.6 This Note is given in addition to the December 26, 1995, Note for $200,000 and constitutes the remainder of the $500,000 loan commitment of Lender to Borrower.


IN WITNESS WHEREOF, the Company has caused this Note to be executed in its corporate name by its duly authorized officers and to be dated as of the day and year first above written.

IN THE PRESENCE OF:                   VERMONT TEDDY BEAR COMPANY, INC.


-------------------
                                   BY:
                                      --------------------------------
                                      Its Duly Authorized Agent