Form 10QSB
period 1997-03-31
VERMONT TEDDY BEAR CO INC
filed 1997-05-15
CIK 912960

U.S. Securities and Exchange Commission
                                    Washington, D.C. 20549
                                         Form 10-QSB



            (Mark One)

            [ X ]  Quarterly report under Section 13 or 15(d) of the
            Securities
            Exchange Act of 1934
            For the quarterly period ended     March 31, 1997   .

            [    ]  Transition report under Section 13 or 15(d) of the
            Exchange Act
            For the transition period from _______________ to
            _______________.

            Commission file number   1-12580  .



                               THE VERMONT TEDDY BEAR CO., INC.
               (Exact name of small business issuer as specified in its
            charter)



                        New York                         03-0291679
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

                             APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the
            issuers classes of
            common equity, as of the latest practicable date:  5,160,750 shares of
            Common Stock, $.05 par value per share, as of May 1, 1997.

            Transitional Small Business Disclosure Format (check one):
            Yes     ; No  X .

                               The Vermont Teddy Bear Co., Inc.
                                     Index to Form 10-QSB
                                        March 31, 1997


                                                                  Page
            No.

            Part I - Financial Information

               Financial Statements

                   Balance Sheet as of March 31, 1997               3

                   Statements of Operations for the Three and Nine
                    Months ended March 31, 1997 and 1996            4

                   Statements of Cash Flows for the Nine Months
                    ended March 31, 1997 and 1996                      5

                   Notes to Financial Statements                   6

            Management's Discussion and Analysis                   9


            Part II - Other Information

               Item 6.        Exhibits and Reports on Form 8-K
            12


            Signatures                                            16


                                  The Vermont Teddy Bear Co., Inc.
                                           Balance Sheet
                                           March 31, 1997
                                            (Unaudited)


                                               ASSETS
            Cash and cash equivalents (includes restricted cash of
            $365,000)  $1,089,713
            Accounts receivable, trade
            26,057
            Inventories
            3,566,517
            Prepaid expenses and other current assets
            313,149
            Deferred income taxes
            240,585

            ------------
                 Total Current Assets
            5,236,021

            Property and equipment, net
            10,074,382
            Deposits and other assets
            333,818
            Note receivable
            95,000

            ------------
                 Total Assets
            $15,739,221

            ============


                               LIABILITIES AND STOCKHOLDER'S EQUITY
            Current portion of:
              Long-term debt
            $3,473,184
              Capital lease obligations
            104,550





            Accounts payable
            3,299,411
            Accrued expenses
            687,522
            Income taxes payable
            51,658

            ------------
                 Total Current Liabilities
            7,616,325

            Long-term debt,net of current portion
            409,390
            Capital lease obligations, net of current portion
            235,286
            Deferred income taxes
            240,585

            ------------
                 Total Liabilities
            $8,501,586

            Stockholder's Equity:
            Preferred stock, $.05 par value:
              Authorized 1,000,000 Series A; issued and outstanding,
            $900,000
              90 shares.
              Authorized 375,000 Series B; issued and outstanding,
              204,912 shares.
            10,245
            Common stock, $.05 par value:
              Authorized 20,000,000 shares; issued 5,172,750 shares;
              outstanding 5,160,750 shares
            258,638
            Additional paid-in capital
            10,565,482
            Treasury stock at cost, 12,000 shares
            (106,824)
            Accumulated deficit
            (4,389,906)

            ------------
                Total Stockholder's Equity
            $7,237,635

                 Total Liabilities and Stockholder's Equity
            $15,739,221

            ============










                                                 The Vermont Teddy Bear
            Co., Inc.
                                                     Statements of
            Operations
                                   For the Three and Nine Months Ended
            March 31, 1997 and 1996
                                                           (Unaudited)

                                                                  Three
            Months Ended             Nine
            Months Ended
                                                             Mar. 31,
            1997  Mar. 31, 1996  Mar. 31,
            1997  Mar. 31, 1996
            Net Revenues
            $5,330,093     $5,131,152
            $12,739,326    $12,858,227
            Cost of Goods Sold
            2,222,211      2,271,826
            5,287,271      5,800,519
                                                              ----------
            --   ------------   ----------
            --   ------------
                 Gross Profit
            3,107,882      2,859,326
            7,452,055      7,057,708

            Selling, General and Administrative Expenses:
                 Selling Expenses
            2,607,506      1,678,539
            6,174,596      4,782,714
                 General and Administrative Expenses
            774,117        771,378
            2,138,566      2,231,369
                                                              ----------
            --   ------------   ----------
            --   ------------

            3,381,623      2,449,917
            8,313,162      7,014,083
                                                              ----------
            --   ------------   ----------





            --   ------------
               Operating Income (Loss)
            (273,741)       409,409
            (861,107)        43,625
            Interest Income
            10,829          9,313
            41,757         31,812
            Interest Expense
            (117,639)      (116,736)
            (344,530)      (331,516)
            Other Income (Expense)
            3,135            392
            (9,896)         7,237
                                                              ----------
            --   ------------   ----------
            --   ------------
                 Income (Loss) Before Income Taxes
            (377,416)       302,378
            (1,173,776)      (248,842)
            Income Tax Provision
            (318,544)             0
            0              0
                                                              ----------
            --   ------------   ----------
            --   ------------
                 Net Income (Loss)
            (695,960)       302,378
            (1,173,776)      (248,842)
            Preferred Stock Dividends
            (18,000)       (18,000)
            (54,000)       (54,000)
                                                              ----------
            --   ------------   ----------
            --   ------------
            Net Income (Loss) -- Common Stockholders
            ($713,960)      $284,378
            ($1,227,776)     ($302,842)

            ============   ============
            ============   ============

            Net Income (Loss) Per Common Share
            ($0.14)         $0.06
            ($0.24)        ($0.06)

            ============   ============
            ============   ============

            Weighted Average Number of Common
                 Shares Outstanding
            5,160,750      5,160,583
            5,160,750      5,160,528

            ============   ============





            ============   ============





























                                         The Vermont Teddy Bear Co.,
            Inc.
                                             Statements of Cash Flows
                                For the Nine Months Ended March 31, 1997
            and 1996
                                                   (Unaudited)


            1997           1996

            ------------   ----------
            --
            Cash flows from operating activites:
            Net loss
            (1,173,776)
            (248,842)
            Adjustments to reconcile net loss to net cash
             provided by (used for) operating activities:





                 Depreciation and amortization
            701,164
            601,904
                 Loss on disposal of fixed assets
            18,191
            4,769
                 Changes in assets and liabilities:
                   Accounts receivable, trade
            105,493
            54,988
                   Inventories
            (1,591,786)
            729,966
                   Prepaid and other current assets
            (35,647)
            (61,422)
                   Deposits and other assets
            (235,732)
            22,984
                   Accounts payable
            1,945,713
            (788,515)
                   Accrued expenses and other liabilities
            100,044
            (380,861)
                   Income taxes
            14,293
            24,537

            ------------   ----------
            --
            Net cash used for operating activities
            (152,043)
            (40,492)

            Cash flows from investing activities:
              Acquisition of property and equipment
            (493,419)
            (503,895)
              Proceeds from sale of fixed assets
            0
            38,455

            ------------   ----------
            --
            Net cash used for investing activities
            (493,419)
            (465,440)

            Cash flows from financing activities:
              Borrowings of short-term debt
            1,159,760
            1,616,572





              Borrowings of long-term debt
            357,104
            3,724,150
              Payments of short-term debt
            (1,216,613)
            (4,772,375)
              Payments of long-term debt
            (110,584)
            (106,235)
              Principal payments on capital lease obligations
            (77,124)
            (96,674)
              Issuance of common stock
            0
            766
              Issuance of preferred stock
            501,132
            0

            ------------   ----------
            --
            Net cash provided by financing activities
            613,675
            366,204

            Net decrease in cash and cash equivalents
            (31,787)
            (139,728)

            Cash and cash equivalents, beginning of period
            1,121,500
            1,070,862

            ------------   ----------
            --

            Cash and cash equivalents, end of period
            1,089,713
            931,134

            ============
            ============

            Cash paid for interest
            343,504
            357,688

            Cash paid for taxes
            1,718
            2,890

            Non-cash financing -- capital lease
            0
            42,933
















            Notes to Financial Statements

            (1)  Basis of Presentation

            The interim financial statements of The Vermont Teddy Bear
            Co., Inc.
            (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange
            Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
            It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1996, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.


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


            (3) Net Earnings Per Share

            Net earnings per common share is determined by dividing the net earnings available to common stockholders by the weighted number of shares of
            Common Stock and Common Stock equivalents, where dilutive, outstanding during the period. In February 1997, the Financial Accounting Standards
            Board issued FASB No. 128, "Earnings per Share" and SFAS No.
            129,
            "Disclosure Information about Capital Structure" effective for fiscal years ending after December 15, 1997. Earlier adoption is not permitted. SFAS No. 128 modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of an entity, similar to fully diluted earnings per share.
            Earnings per share in these financial statements would not be affected under the new pronouncement. The adoption of SFAS No. 129 will have no impact on the Company's current disclosures.


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


            (5) Inventories

            Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at March
            31, 1997:

            Raw Materials       $665,101
            Work in process      149,877
            Finished goods     2,751,539
                              ----------
                              $3,566,517
                              ==========

            (6) Debt and Borrowings

            Effective March 31, 1997, the Company extended its
            $1,000,000 line of
            credit agreement with the Vermont National Bank through September 26,
            1997.  The line of credit, originally established September
            26, 1995,
            bears interest at a variable rate of two percent above the prime rate and is secured by all assets of the Company. There was no outstanding borrowing on the line at March 31, 1997.

            On September 26, 1995, the Company executed a financing agreement with the Vermont National Bank, consisting of a $3.5 million commercial mortgage loan secured by a first mortgage on the Company's Shelburne,
            Vermont facility, as well as business assets. The original terms of the mortgage called for repayment based on a thirty-year amortization schedule, with a balloon payment due on September 26, 1997. On May 14,
            1997, the Company received a revised commitment from the Vermont
            National Bank to extend the maturity of its mortgage loan through
            September 26, 1998. The May 14, 1997 commitment replaced an earlier commitment letter dated April 10, 1997, which was to expire May 15, 1997.

            On December 26, 1995, Green Mountain Capital L.P. agreed to lend the
            Company up to $500,000 over a twelve-month period commencing upon the date of agreement. As of March 31, 1997, the entire $500,000 had been borrowed. The notes bear interest at twelve percent per annum, are repayable in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In conjunction with the issuance of the notes, Green Mountain
            Capital received warrants to purchase 20,000 shares of Common Stock, at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December
            26, 2000, or five years after full repayment of the notes.


            (7) Statement of Financial Accounting Standards No. 123

            In December 1995, the Financial Accounting Standards Board issued SFAS
            No. 123, Accounting for Stock-Based Compensation, which is to become effective for fiscal years beginning after December 15, 1995. SFAS No.
            123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management intends to continue to account for employee-based compensation under Accounting Principles Board
            Opinion No. 25 and will not adopt the new accounting provision for employee stock-based compensation under SFAS No. 123, but will include the additional required disclosures in the Form 10-KSB filing for fiscal
            1997.




























            Management's Discussion and Analysis

            The following discussion and analysis provides information that the
            Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30,

            1996. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section
            27A of the Securities Act of 1993 and Section 21E of the Securities
            Exchange Act of 1934.  The words "believe," "expect,"
            "anticipate,"
            "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The
            Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


            Results of Operations

            Comparison of the three-month periods ended March 31, 1997 and 1996.

            Net revenues for the Company for the three-month period ended March 31,
            1997 totaled $5,330,000, a 3.9 percent increase from net revenues of
            $5,131,000 for the three-month period ended March 31, 1996. By business segment, retail store revenues increased $230,000, with new locations in
            North Conway, New Hampshire and New York, New York providing additional sources of revenue. Licensing revenues rose $81,000, and wholesale sales increased $22,000. Direct mail revenues decreased $58,000, and
            Bear-Gram revenues declined by $76,000.

            Gross margin increased to $3,108,000 for the quarter ended
            March 31,
            1997, from $2,859,000 for the quarter ended March 31, 1996. As a percentage of net revenues, gross margin increased to 58.3 percent from
            55.7 percent, for the three months ended March 31, 1997, and 1996, respectively.

            Selling expenses increased to $2,608,000 for the three-month period ended March 31, 1997, from $1,679,000 for the three-month period ended
            March 31, 1996. This $929,000 increase was attributable primarily to higher costs associated with handling telephone traffic for the
            Valentine's Day holiday, as well as operating costs related to the
            Company's stores in North Conway, New Hampshire and New York, New York, which were not in operation during the prior fiscal year. Additionally, the Company increased spending on radio advertising and catalog production for Valentine's Day, as compared to the comparable quarter of the prior year. As a percentage of net revenues, selling expenses were
            48.9 percent and 32.7 percent for the three months ended March 31, 1997, and 1996, respectively.

            General and administrative expenses were $774,000 for the quarter ended
            March 31, 1997, compared to $771,000 for the quarter ended
            March 31,
            1996. As a percentage of net revenues, general and administrative expenses were 14.5 percent and 15.0 percent for the three months ended
            March 31, 1997, and 1996, respectively.

            The Company recorded an income tax provision of $319,000 for the quarter ended March 31, 1997. The likelihood that the Company will end the year with a loss has caused the Company to reverse an income tax benefit of
            $319,000 which had accrued over the first six months of the Company's fiscal year. No tax provision was recorded for the comparable quarter of
            1996.

            As a result of the foregoing factors, the net loss to common stockholders totaled $714,000, or fourteen cents per common share, for the quarter ended March 31, 1997, compared to net income to common stockholders of $284,000, or six cents per common share, for the quarter ended March 31, 1996.


            Comparison of the nine-month periods ended March 31, 1997 and 1996.

            Net revenues for the Company for the nine-month period ended
            March 31,
            1997 totaled $12,739,000, a 0.9 percent decrease from net revenues of
            $12,858,000 for the nine-month period ended March 31, 1996. By business segment, direct mail revenues rose $1,191,000, as the number of circulated pages for the 1996 Holiday catalog was substantially larger than the catalog mailed in the same period of the prior fiscal year.
            Retail store revenues increased $479,000, with the addition of two new locations providing new sources of revenue. Licensing revenues increased $81,000. Wholesale sales decreased $482,000; the Company did not have an appearance on the QVC television network in the current nine-month period, as it had had in the comparable nine-month period of the prior fiscal year. Bear-Gram revenues declined by $1,388,000.

            Gross margin increased to $7,452,000 for the nine months ended March 31,
            1997, compared to $7,058,000 for the nine months ended March
            31, 1996.
            As a percentage of net revenues, gross margin increased to
            58.5 percent
            from 54.9 percent, for the nine months ended March 31, 1997, and 1996, respectively.

            Selling expenses increased to $6,175,000 for the nine-month period ended
            March 31, 1997, from $4,783,000 for the nine-month period ended March
            31, 1996. This $1,392,000 increase was attributable primarily to additional costs associated with the production of the larger 1996
            Holiday catalog, higher costs for handling telephone traffic at

            Valentine's Day, as well as operating costs related to the Company's two new retail stores, which were not in operation during the prior fiscal year. As a percentage of net revenues, selling expenses were 48.5 percent and 37.2 percent for the nine months ended March 31, 1997, and
            1996, respectively.

            General and administrative expenses were $2,139,000 for the nine months ended March 31, 1997, compared to $2,231,000 for the nine months ended
            March 31, 1996. As a percentage of net revenues, general and administrative expenses were 16.8 percent and 17.4 percent for the nine months ended March 31, 1997, and 1996, respectively.

            The Company recorded an income tax provision of $319,000 for the quarter ended March 31, 1997, which reversed an income tax benefit of $319,000 that had accrued over the first six months of the Company's fiscal year.
            As a result of these offsetting income tax benefits and provisions, the
            Company has recorded no income tax provision for the nine months ended
            March 31, 1997. The Company did not record any income tax provision during the comparable nine-month period of the prior fiscal year. The
            Company had $2,360,000 in Net Operating Loss Carryforwards
            ("NOLs") at
            June 30, 1996.

            As a result of the foregoing factors, net loss to common stockholders totaled $1,228,000, or twenty-four cents per common share, for the nine months ended March 31, 1997, compared to a loss of $303,000, or six cents per common share, for the nine months ended March 31, 1996.


            Liquidity and Capital Resources

            As of March 31, 1997, the Company's cash position decreased to
            $1,090,000, from $1,122,000 at June 30, 1996.  Each of these amounts
            include $365,000 classified as restricted cash, the largest component of which is a $300,000 certificate of deposit required as part of the
            Company's loan agreement with the Vermont National Bank. Proceeds from a preferred stock issuance were more than offset by increases in inventory, deposits, and the acquisition of property and equipment.

            Inventories increased to $3,567,000 at March 31, 1997, from
            $1,975,000
            at June 30, 1996. The increase is primarily the result of merchandise purchased for resale for the Company's catalog and retail stores, as well as the stocking of its off-site retail locations and preparations for the upcoming Mother's Day selling season. Accounts payable totaled
            $3,299,000 at March 31, 1997, compared to $1,354,000 at June
            30, 1996.
            The increase in accounts payable relates primarily to the increase in inventory build as well as advertising costs which were incurred for the
            Valentine's Day selling season.

            Effective March 31, 1997, the Company extended its
            $1,000,000 line of
            credit agreement with the Vermont National Bank through September 26,
            1997.  The line of credit, originally established September
            26, 1995,
            bears interest at a variable rate of two percent above the prime rate and is secured by all assets of the Company. There was no outstanding borrowing on the line at March 31, 1997 or at June 30, 1996.

            On September 26, 1995, the Company executed a financing agreement with the Vermont National Bank, consisting of a $3.5 million commercial mortgage loan secured by a first mortgage on the Company's Shelburne,
            Vermont facility, as well as business assets. The original terms of the mortgage called for repayment based on a thirty-year amortization schedule, with a balloon payment due on September 26, 1997. On May 14,

            1997, the Company received a revised commitment from the Vermont
            National Bank to extend the maturity of its mortgage loan through
            September 26, 1998. The May 14, 1997 commitment replaced an earlier commitment letter dated April 10, 1997, which was to expire May 15, 1997.

            The Company is currently negotiating alternatives to replace this mortgage loan and related line of credit financing, and management believes it will be successful in securing an alternative financing source or sources to replace its current mortgage loan and line of credit with the Vermont National Bank.

            On December 26, 1995, Green Mountain Capital L.P. agreed to lend the
            Company up to $500,000 over a twelve-month period commencing upon the date of agreement, in the form of five-year term notes. As of March 31,
            1997, the entire $500,000 had been borrowed. The notes bear interest at twelve percent per annum, are repayable in monthly installments through
            December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 20,000 shares of Common Stock, at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2000, or five years after full repayment of the notes.

            Management believes that the amount and structure of financing available to the Company, as well as cash flows from operations, will be sufficient to meet the Company's working capital needs and planned capital expenditures for the next twelve months, provided the Company is successful in securing an alternative to its line of credit financing with the Vermont National Bank prior to September 26, 1997.

            Item 6.  Exhibits and Reports on Form 8-K

            (6a) Exhibits

            3.3  Restated Certificate of Incorporation of the Company
            (filed with
                  the Securities and Exchange Commission as exhibit 4.1
            to the
                  Company's 1996 Annual Report on Form 10-KSB (File No.
            33-69898)
                  and incorporated herein by reference)

            3.4 Amended and Restated By-Laws of the Company (filed with the
                 Securities and Exchange Commission as exhibit 3.4 to
            the Company's
                  10-QSB for the quarter ended December 31, 1996 and
            incorporated
                  herein by reference)

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

            4.6  Warrant to purchase 43,826.087 shares of the Company's
            Common
                  Stock, dated April 12, 1996, issued in connection with
            Joan H.
                  Martin's waiver of accrued dividends on Series A
            Preferred Stock
                  (filed with the Securities and Exchange Commission as
            exhibit 4.6
                  to the Company's 1996 Annual Report on Form 10-KSB
            (File No. 33-
                  69898) and incorporated herein by reference)

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

            10.24     Amended 1993 Incentive Stock Option Plan of the
            Company, amended
                  as of November 28, 1995 (filed with the Securities and
            Exchange
                  Commission as exhibit 10.24 to the Company's 10-QSB
            for the
                  quarter ended March 31, 1995 and incorporated herein
            by reference)

            10.25     Loan Agreement, dated March 26, 1995, between
            Green Mountain
                  Capital, L.P. and the Company in connection with a
            $500,000 Term
                  Loan (filed with the Securities and Exchange
            Commission as exhibit
                  10.25 to the Company's 10-QSB for the quarter ended
            March 31, 1995
                  and incorporated herein by reference)

            10.26 Convertible Note, dated March 26, 1995, in the principal amount of
                 $200,000, issued in connection with the $500,000 Term
            Loan of

                  Green Mountain Capital (filed with the Securities and
            Exchange
                  Commission as exhibit 10.26 to the Company's 10-QSB
            for the
                  quarter ended March 31, 1995 and incorporated herein
            by reference)

            10.27     Stock Purchase Warrant Agreement, dated March 26,
            1995, in
                  connection with the $500,000 Term Loan of Green
            Mountain Capital
                  (filed with the Securities and Exchange Commission as
            exhibit
                  10.27 to the Company's 10-QSB for the quarter ended
            March 31, 1995
                  and incorporated herein by reference)

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

            10.30     Amended 1993 Incentive Stock Option Plan of the
            Company, amended
                  as of November 22, 1996 (filed with the Securities and
            Exchange
                  Commission as exhibit 10.30 to the Company's 10-QSB
            for the
                  quarter ended December 31,1996 and incorporated herein
            by
                  reference)

            10.31 Non-Employee Directors Stock Option Plan adopted by the Company on
                 November 22, 1996 (filed with the Securities and
            Exchange
                  Commission as exhibit 10.31 to the Company's 10-QSB
            for the
                  quarter ended December 31, 1996 and incorporated
            herein by
                  reference )

            10.32 Employment Agreement, dated as of July 1, 1996, between the
                  Company and Spencer C. Putnam (filed with the
            Securities and
                  Exchange Commission as exhibit 10.32 to the Company's
            10-QSB for
                  the quarter ended December 31,1996 and incorporated
            herein by
                  reference )

            10.33 Convertible Note, dated November 19, 1996, in the principal amount of $300,000, issued in connection with the $500,000
            Term Loan of
                  Green    Mountain Capital (filed with the Securities
            and Exchange
                  Commission as exhibit 10.33 to the Company's 10-QSB
            for the
                  quarter ended December 31,1996 and incorporated herein
            by
                  reference )



            (6b) Reports

            There were no reports filed on Form 8-K during the quarter ended March
            31, 1997.


            Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            The Vermont Teddy Bear Co., Inc.

            Date: May 14, 1997
            /s/ Elisabeth B. Robert,
            Elisabeth B. Robert,
            Chief Financial Officer