Form 10KSB
period 1997-06-30
VERMONT TEDDY BEAR CO INC
filed 1997-10-15
CIK 912960

U.S. Securities and Exchange Commission
            Washington, D.C. 20549
            Form 10-KSB

            Check the appropriate box:
            [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                     [Fee Required]
                     For the fiscal year ended     June 30, 1997   .
            [    ]  Transition report under Section 13 or 15(d) of the
            Exchange Act
                     [No Fee Required]
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

            2236 Shelburne Road, Post Office Box 965
            Shelburne, Vermont 05482
            (802) 985-3001
            (Address of principal executive offices)

            Securities registered under Section 12(b) of the Exchange
            Act:
            Title of each class                     Name of each
            exchange on which registered
            Common Stock, par value $.05 per share       NASDAQ National
            Market System

            Securities registered under Section 12(g) of the Exchange
            Act:
            Common Stock, per value $.05 per share
            (Title of class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
            days.  Yes  X ;  No    .

            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            The issuer's revenues for its most recent fiscal year ended June 30, 1997 were $16,489,483.

            The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on August 1, 1997, as reported on NASDAQ, was $8,082,422.

            As of August 1, 1997, there were 5,172,750 shares of the issuer's common stock issued and 5,160,750 shares outstanding.

            Documents Incorporated By Reference

            The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-KSB:

            Proxy Statement for 1997 Annual Meeting of the issuer's stockholders: Part III, Items 9, 10, 11 and 12.

            Transitional Small Business Disclosure Format (check
            one): Yes      ; No   X  .

            The Vermont Teddy Bear Co., Inc.
            1997 Form 10-KSB Annual Report


            Table of Contents

                                                                   Page

            Item 1.        Description of Business
                    3

            Item 2.        Description of Property
                    8

            Item 3.   Legal Proceedings

            Item 4.   Submission of Matters to a Vote of Security
            Holders                                         9

            Item 5.        Market for Common Equity and Related
            Stockholder Matters
            9

            Item 6.        Management's Discussion and Analysis or Plan
            of Operation
            11

            Item 7.        Financial Statements
                   14

            Item 8.        Changes In and Disagreements With Accountants
                      on Accounting and Financial Disclosure
                   14

            Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
            16(a) of the Exchange Act
                   15

            Item 10.  Executive Compensation
            15

            Item 11.  Security Ownership of Certain Beneficial Owners
                      and Management                                 15

            Item 12.  Certain Relationships and Related Transactions
                        15

            Item 13.  Exhibits and Reports on Form 8-K
                   15

            Signatures
            20

            Index to Financial Statements
            21

            Item 1.  Description of Business

                 Founded in 1981 and incorporated in 1984, The Vermont
            Teddy Bear Co., Inc. (the "Company"), with its principal offices located at 2236 Shelburne Road, Shelburne, Vermont, is a designer, manufacturer, and direct marketer of teddy bears and related products.


                 Principal Distribution Methods

                 The Company uses a variety of channels to market its
            products, of which the largest is its Bear-Gram delivery service, comprising 70.0 percent of net revenues for the fiscal year ended June 30, 1997. Other principal avenues of distribution include Company-owned retail stores, direct mail catalogs, and licensing and wholesale agreements. The Company's sales are heavily seasonal, with Valentine's Day, Christmas, and Mother's Day as the Company's largest sales seasons, respectively.

                                      Primary Distribution Methods
                                      for the twelve months ended June
            30,
                                      1997           1996           1995
                 Bear-Grams*              70.0%          75.8%
                 78.7%
                 Retail Operations        17.7%          12.9%
            9.2%
                 Direct Mail              10.9%            7.2%
            8.8%
                 Other Distribution         1.4%           4.1%
            3.3%
                      * Excludes Bear-Gram revenues from retail
            operations.

                 Bear-Grams are personalized teddy bears that are
            delivered directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Orders for Bear-Grams are generally placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives, called Bear Counselors. The Company offers teddy bears in a variety of sizes and colors, as well as approximately 100 different teddy bear outfits to further personalize the Bear-Gram. Orders placed by 4:00 pm can be shipped the same day; packages are delivered primarily via United Parcel Service by next-day air, second-day air, or ground delivery service.

                 The Bear-Gram has been the most significant factor in
            the historical growth of the Company. Although Bear-Grams were introduced on a small scale in 1985, the Company's marketing effort throughout the 1980's focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram product on radio station WHTZ ("Z-100") in New York City, positioning the Bear-Gram as a novel gift for Valentine's Day and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the Bear-Gram concept was expanded to other major radio markets across the country. Primarily through Bear-Gram sales, the Company increased its net revenues from approximately

            $351,000 in 1989 (the year prior to the initial New York City Bear-Gram campaign) to a peak of $20,561,000 in 1994. Total revenues were $16,489,000 for the twelve months ended June 30, 1997.

                 Since 1990, the Company has expanded its Bear-Gram
            radio marketing strategy beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States. During the twelve-month period ended June 30, 1997, the Company regularly placed advertising on a total of 50 radio stations in ten of the twenty largest market areas in the United States, as well as on one syndicated network. For Valentine's Day, the Company's peak Bear-Gram sales season, the Company advertised on 105 radio stations in eleven different markets, as well as on one syndicated network.

            The following table shows the Company's largest markets and most frequent reasons given by customers for purchasing the Company's Bear-Grams:

                                Percentage of Bear-Grams for the
                                twelve months ended June 30,
                                 1997           1996           1995
            Markets
                 New York City  40.8%          35.5%          38.6%
                 Boston              13.2%            9.5%
            9.5%
                 Philadelphia        11.6%            8.9%
            7.3%
                 Chicago          8.9%           7.3%           8.5%
                 Los Angeles           5.8%           4.0%
            3.8%

            Reasons for Purchases
                 Valentine's Day     22.1%          20.8%          19.2%
                 Birthdays      11.6%          13.4%          15.0%
                 New Births          10.3%          12.8%
            9.9%
                 Get Wells        9.7%         12.0%          10.4%
                 Christmas        5.6%           8.6%         10.4%

                 Included in Bear-Gram revenues are sales from the
            Company's internet website, www.vtbear.com. More than 195,000 "hits" were recorded during the twelve months ended June 30, 1997, its first full year of operation. Radio advertisements are frequently tagged with a reference to the web site, which, in turn, provides visual support for the radio advertising. The Company has achieved initial success with on-line ordering, which began in April 1997.

                 In the year ahead, the Company plans to develop a small
            number of new radio markets, including Minneapolis, Dallas, and Milwaukee, examine opportunities to consolidate radio advertising buys through annual contracts with major stations, and further develop and promote its internet website.

                 In an effort to diversify the Company's distribution
            channels, the Company has placed a greater emphasis on other forms of marketing, including Company-owned retail stores.
                 In aggregate, retail stores were second only to Bear-
            Grams in their contribution to sales in the fiscal year ended June 30, 1997, at 17.7 percent of net revenues. The Company actively promotes family tours of its teddy bear factory and store in Shelburne, located ten miles south of Burlington, Vermont, which drew over 129,000 visitors in the twelve-month period ended June 30, 1997, and has drawn more than 261,000 visitors since moving to its current factory in July 1995. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make A Friend For Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

                 In July 1996, the Company opened a second retail store,
            located on Route 16 in North Conway, New Hampshire. The Company chose the North Conway location because of the summer, foliage, and ski-season traffic passing through the area. Given the retail environment of North Conway, the Company sells a mix of full-price and discount/close-out items. In November 1997, the Company opened its third retail store on Madison Avenue in New York City, between 54th and 55th streets. The New York store benefits from New York Bear-Gram radio advertising, and is located in an area that receives a blend of business and tourist traffic. In August 1997, the Company opened its fourth location in Freeport, Maine, in the former Bartol Library on Main Street, which is proximate to L.L. Bean and other retailers. The Company intends to judiciously examine other store locations in the year ahead as financial resources permit.

            The Company also generates revenues from direct mail initiatives. For the fiscal year ended June 30, 1997, direct mail accounted for 10.9 percent of net revenues. The Company introduced its first catalog for Christmas of 1992, and has accumulated an in-house mailing list in excess of 1,400,000 names. During the twelve months ended June 30, 1997, more than 63 million circulated pages were mailed to prospective customers. The Company intends to decrease the number of circulated pages in the year ahead, primarily through a reduction in the renting and exchanging of additional names from other catalogs, which have not historically responded as well as the Company's in-house mailing list.


                 Competitive Business Conditions

                 The Company competes with a number of companies that
            sell teddy bears in the United States, including, but not limited to, Steiff of Germany, Dakin, North American Bear, and Gund. The Company also competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by phone for special occasions and delivered by express service in a manner similar to Bear-Grams. Many of these competitors have greater financial, sales, and marketing resources than the Company.

            On occasion, the Company has also become aware of competitors, seeking to market the sale of teddy bears in a manner similar to Bear-Grams, as evidenced by the marketing of "Pooh-Grams" by certain subsidiaries of Disney Enterprises, Inc., which began in late 1996. On May 16, 1997, The Vermont Teddy Bear Co., Inc. filed suit, seeking injunctive relief and unspecified damages for infringement of its Bear-Gram trademark. On September 9, 1997, the two companies entered into an agreement to resolve their dispute, whereby Disney will continue to offer its Pooh-Gram products and services but will voluntarily limit its use of the Pooh-Gram mark in certain advertising. Vermont Teddy Bear, in turn, will be allowed to offer certain Winnie The Pooh merchandise for sale in its mail order catalog but will not offer such merchandise in conjunction with its Bear-Gram program.

            There are no material barriers to entry into this market, and accordingly, there can be no assurance that other companies will not seek to compete directly with the Company. Other companies that manufacture or source their product off-shore may be able to sell comparable products at retail prices below those currently offered by the Company.


                 Principal Products

                 From its inception, the Company's focus has been to
            design and manufacture the best teddy bears made in America, using quality American materials and labor. The Company believes that, apart from its own manufactured product, most of the teddy bears sold in the United States are manufactured in foreign countries, and that the Company is the largest manufacturer of teddy bears made in the United States. The Company has sought to respond to customer demand for American-made products by manufacturing its bears in the United States using American materials, with the exception of mohair and a "super plush" fabric on its premium bears, which are obtained from European suppliers. The Company produces many different sizes of bears, ranging from 11" to 72" tall, in six standard colors. Virtually all of the Company's teddy bears have moveable joints, a feature associated with traditional, high-quality teddy bears.

            Additionally, approximately 100 different bear outfits are manufactured, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. A percentage of the outfits are outsourced to overseas contractors. The Company intends to monitor this process carefully and examine the benefits and drawbacks of overseas outfit manufacturing.

                 In addition to its own manufactured product, the
            Company sells items related to teddy bears, as well as merchandise from other manufacturers featuring the logo of The Vermont Teddy Bear Company. Items such as apparel, jewelry, and ornaments are available primarily in the Company's retail stores and to a lesser extent through its direct mail catalog. The Company also sells stuffed toys that have been manufactured by other companies, such as Gund and Steiff of Germany. The Company believes that these product strategies will continue in the future, as the Company actively re-positions itself to merchandise all things related to teddy bears, including products from other stuffed toy manufacturers.


                 Sources and Availability of Materials, Supplies, and
            Production

                 Raw materials for the Company's bears and outfits are
            obtained from several domestic suppliers. The Company presently purchases certain of its raw materials from single suppliers, but believes that alternate sources of supply are available at competitive prices, should conditions warrant. Fabric for all teddy bears is cut at the Company's Shelburne factory, prior to sewing. Sewing of bear parts (arms, legs, bodies, and heads) is done by employees, as well as by homeworkers and subcontractors. Once individual parts are sewn, they are returned to the factory for mechanical stuffing. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, hand-stuffing the bodies, and hand-stitching the backs. The Company also produces outfits for the bears, which are then "dressed" to meet customer requests.


            Patents, Trademarks, and Licenses

            The Company's name in combination with its original logo is a registered trademark in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Bear-Gram" and "Teddy Bear-Gram." The Company also owns the registered service marks "Bear Counselor," "Vermont Bear-Gram" and "Racer Ted," and has applications pending to register the Company's second and third Company logos, "Vermont Baby Bear," "Vermont Bear-Gram," "Make-A-Friend-

            For-Life," "The Great American Teddy Bear," "All-American Teddy Bear," "Beau and Beebee," "Bear Bottoms," and "The Acme Moving Picture Group" and "Acme Cartoon Company." The Company also uses the trade names "Vermont Teddy Wear" and "Wilderness Bear."

            The Company has continuously used the mark "Bear-Gram" since April 1985. Its initial application to register that mark, filed June 13, 1990, was rejected by the United States Patent and Trademark Office due, among other things to prior registration of the mark "Bear-A-Grams," which was issued to another company on June 7, 1988. Accordingly, the Company reapplied to register "Bear-Gram." The Official Notice of Registration from the United States Patent and Trademark Office for the mark "Bear-Gram" was approved on, and is dated, November 5, 1996.

            The Company also claims copyright, service mark or trademark protection for its teddy bear designs, its marketing slogans, and its advertising copy and promotional literature.


                 Employees

                 As of June 30, 1997, the Company employed 169
            individuals, of whom 88 persons were employed in production-related functions, 58 persons were employed in sales and marketing positions, and 23 were employed in general and administrative positions. No employees are members of a union, and the Company believes it enjoys favorable relations with all employees.

                 The Company supplements its regular in-house work force
            with homeworkers who perform production functions at their homes. The level of outsourced work fluctuates with Company production targets; at June 30, 1997, there were fifteen homeworkers producing product for the Company. Homeworkers are treated by the Company as independent contractors for all purposes, except for withholding of federal employment taxes. As independent contractors, homeworkers are free to accept or reject work offered by the Company. This working relationship allows the Company to adapt to fluctuations in production requirements.


            Item 2.  Description of Property

                 In July 1995, in an effort to consolidate the Company's
            disparate locations and improve manufacturing flow, the Company moved its principal offices, along with its retail store, manufacturing, sales, and fulfillment operations to its newly-constructed 62,000 square foot building, located on a 57-acre site along U.S. Route 7 in Shelburne, Vermont.

            The new site is two miles south of the Company's former location, and ten miles south of Burlington, Vermont. The Company purchased the site for approximately $817,000, and the cost of improving the site and constructing the new facility totaled approximately $7.1 million. On September 26, 1995, the Company entered into a $3.5 million commercial loan with the Vermont National Bank, secured by a first mortgage on the new facility, as well as general business assets. Repayment of the mortgage loan was based on a thirty-year fixed principal payment schedule, with a balloon payment due on September 26, 1997.

            On July 18, 1997, the Company completed a sale-leaseback transaction, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage loan agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017.

            The Company has a three-year lease on 10,000 square feet of inventory space at a separate location in Shelburne, Vermont, one mile north of the factory, for $14,000 annually. The Company also has entered into the following lease agreements for its retail stores:

                                Square         Annual    Lease
                 Lease
            Location                           Footage   Rent
                 Length         Expiration
            North Conway, NH         6,000          $  48,204 5 years
            6/28/2001
            New York City, NY        2,600          $300,000  10 years
                 10/23/2006
            Freeport, ME             6,000          $240,000  10 years
            9/1/2007

            The annual rent listed in the table above is for fiscal year 1998 only. The annual rent for the Company's North Conway, New Hampshire location will increase to $49,608, effective June 28, 1998, to $51,012, effective June 28, 1999, and to $52,416, effective June 28, 2000. The annual rent for the Company's New York City, New York location will increase to $330,000, effective January 1, 2000, and to $363,000, effective January 1, 2003. The annual rent for the Company's Freeport, Maine location will increase to $252,000, effective September 1, 2001, and to $264,000, effective September 1, 2004. These figures are the cash payments due to the respective lessors, which may differ from the actual amount expensed for accounting purposes in any given fiscal year.

                 The Company intends to sublet 3,000 square feet of its
            retail space in Freeport, Maine for use by one or more other retailers. The Company has entered into a sublease agreement to sublet 1,684 square feet, and intends to sublet the remaining 1,316 square feet to an additional retailer.


            Item 3.  Legal Proceedings

                 The Company is not a party to any material legal
            proceedings except for the following:

                 The Company filed a lawsuit against The Walt Disney
            Catalog, Inc., Disney Enterprises, Inc., and the Disney Store, Inc. ("Defendants"), entitled The Vermont Teddy Bear Co., Inc. v. The Walt Disney Catalog, Inc., Disney Enterprises, Inc., and the Disney Store, Inc. on May 16, 1997, in the United States District Court for the Eastern District of Virginia, Civil Action No. 97-762-A, alleging trademark and trade dress infringement and unfair competition in connection with the Company's service marks Bear-Gram, Vermont Bear-Gram, and the Company's logo. On September 9, 1997, the parties entered into a binding settlement agreement, providing for certain assurances that the Defendants will adequately distinguish their trademarks and service marks from those of the Company and limit their use of the Pooh-Gram mark in certain advertising. The Company remains committed to preserving and strengthening its trademarks and servicemarks.


            Item 4.  Submission of Matters to a Vote of Security Holders

                 There was no matter submitted to a vote of security
            holders during the fourth quarter of the fiscal year covered by this report.


            Item 5.  Market for Common Equity and Related Stockholder
            Matters

                 Market Information

                 At the time of the initial public offering of 1,172,500
            shares of the Company's Common Stock in November, 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols

            "BEAR" and "VTB," respectively. To date, NASDAQ has been the principal market for the exchange of the freely tradable shares of the Company's Common Stock. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 1995 and June 30, 1997, the high and low sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

            Quarter Ended       High           Low
            June 30, 1997            $ 1.88         $ 1.00
            March 31, 1997      $ 2.88         $ 1.38
            December 31, 1996        $ 3.25         $ 2.25
            September 31, 1996       $ 3.38         $ 2.13
            June 30, 1996            $ 3.63         $ 2.38
            March 31, 1996      $ 3.75         $ 2.75
            December 31, 1995        $ 5.13         $ 3.13
            September 30, 1995       $ 6.25         $ 3.25


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

                 On July 12, 1996, the Company privately placed $550,000
            of Series B convertible Preferred Stock. The 204,912 Series B preferred shares, held of record by twelve shareholders, are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 12, 1997. On July 18, 1997, as the result of a warrant granted in conjunction with the sale-leaseback transaction, the anti-dilution provisions of the Series B agreement were activated, and each share of Series B Preferred Stock is now convertible into 1.85 shares of Common Stock. Common shares issued as the result of the conversion of the Series B Preferred Stock shall be considered "restricted securities" and shall be subject to certain registration rights. On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.


                 Dividends

                 The Company has never paid cash dividends on any shares
            of its Common Stock, and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. The Company's ability to pay dividends on its Common Stock is limited by the preferences of the outstanding Preferred Stock of the Company as well as certain indebtedness, and may be further limited by the terms of Preferred Stock issued or other indebtedness incurred by the Company in the future. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.
            The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock is not entitled to receive dividends.


            Item 6.  Management's Discussion and Analysis or Plan of
            Operation

            The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 1996. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


            Results of Operations

                 Comparison of Fiscal Year 1997 and Fiscal Year 1996

                 Net revenues for the fiscal year ended June 30, 1997
            totaled $16,489,000, a decrease of $551,000 from net revenues of $17,040,000 for the fiscal year ended June 30, 1996. By business segment, direct mail revenues increased $578,000 as the number of circulated pages during the year was more than quadruple the number of circulated pages in the prior fiscal year. Retail store net revenues improved by $722,000, with the addition of new retail locations in North Conway, New Hampshire and New York, New York providing additional sources of revenue. Licensing revenues increased $43,000. Wholesale revenues dropped $516,000, as the Company did not make any appearances on the QVC television network in the current twelve-month period, as it had had in the comparable twelve-month period of the prior fiscal year. Radio Bear-Gram revenues decreased $1,378,000.

                 Gross margin decreased by $310,000 to $9,421,000 for
            the fiscal year ended June 30, 1997, from $9,731,000 for the fiscal year ended June 30, 1996. As a percentage of net revenues, gross margin remained constant at 57.1 percent.

                 Selling expenses totaled $7,961,000, or 48.3 percent of
            net revenues, for the fiscal year ended June 30, 1997, an increase from $6,287,000, or 36.9 percent of net revenues, for the comparable period ending June 30, 1996. This $1,674,000 increase was attributable primarily to additional costs associated with larger catalog circulation, higher costs for handling telephone traffic at Valentine's Day, and operating costs related to the Company's two new retail stores, which were not in operation during the prior fiscal year.

                 General and administrative expenses were $2,938,000 for
            the fiscal year ended June 30, 1997, compared to $2,955,000 for the twelve-month period ended June 30, 1996. As a percentage of net revenues, general and administrative expenses were 17.8 percent for the fiscal year ended June 30, 1997, compared to 17.3 percent for the fiscal year ended June 30, 1996.

                 As a result of the foregoing factors, the net loss to
            Common Stockholders for the fiscal year ended June 30, 1997 was $1,974,000, compared to a net income to Common

            Stockholders of $152,000 for the twelve months ended June 30, 1996. By an agreement dated April 12, 1996, the sole holder of the Series A Preferred Stock waived her right to receive $72,000 in dividends, which would have accumulated and accrued during the fiscal year ended June 30, 1996, as well as $54,000 worth of dividends accrued in the nine months ended June 30, 1995, in exchange for a five-year warrant to purchase 43,826 shares of Common Stock at an exercise price of $2.875 per share. Preferred Stock dividends totaling $72,000 were declared during the twelve-month period ended June 30, 1997, and have been accrued.


                 Liquidity and Capital Resources

                 As of June 30, 1997, the Company's cash position
            decreased to $442,000, from $1,122,000 at June 30, 1996.  Of the $442,000, $365,000 is classified as restricted cash; there was also $365,000 of restricted cash at June 30, 1996. The largest component of the restricted cash was $300,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Vermont National Bank. Operating losses and an increase in inventory more than offset borrowings of short-term debt and increases in accounts payable.

                 Inventory levels of materials and finished goods and
            work-in-process totaled $3,302,000 at June 30, 1997, compared to $1,975,000 at June 30, 1996. The increase is primarily the result of merchandise purchased for resale for the Company's catalog and retail stores, as well as the stocking of its off-site retail locations. Accounts payable totaled $2,563,000 at June 30, 1997, compared to $1,354,000 at June 30, 1996. This increase reflects purchases of inventoried items and an increase in radio advertising for the Mother's Day holiday.

                 On October 10, 1997, the Company received a binding
            commitment letter from Green Mountain Capital L.P., whereby it agreed to lend the Company up to $200,000 in the form of a five-year term loan. The loan would bear interest at 12 percent per annum, would be repayable in monthly installments over the five-year term, and would be secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital will receive warrants to purchase 100,000 shares of Common Stock, at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (The prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 will be canceled upon the issuance of this new note.) The right to exercise these warrants begins two years from the date of the loan, and expires the earlier of five years after the full repayment of the loan and existing notes or seven years from the date of the loan.

            On July 18, 1997, the Company completed a sale-leaseback transaction, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs of $591,000 associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017.

                 On July 12, 1996, the Company privately placed $550,000
            of Series B convertible Preferred Stock. The 204,912 Series B preferred shares, held of record by twelve shareholders, are not entitled to any dividends or voting rights, but each share is convertible into one share of the Company's Common Stock at any time on or after July 12, 1997. Accompanying the issuance of the Preferred Stock were warrants to purchase 204,912 shares of the Company's Common at a price of $2.434 per share, exercisable between July 12, 1997 and July 12, 1999, subject to certain anti-dilution provisions (see footnote 9). In addition, finder's warrants for 10,245 common shares were issued with the same terms and conditions. On July 18, 1997, as the result of a warrant granted in conjunction with the sale-leaseback transaction, the anti-dilution provisions of the Series B Preferred Stock agreement were activated. Each share of Series B Preferred Stock is now convertible into 1.85 shares of Common Stock. Common shares issued as the result of the conversion of the Series B Preferred Stock and/or the exercise of the warrant shall be considered "restricted securities" and shall be subject to certain registration rights. On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

                 On December 26, 1995, Green Mountain Capital L.P.
            agreed to lend the company up to $500,000 in the form of five-year term notes. As of June 30, 1997, the entire $500,000 had been borrowed. The notes bear interest at 12 percent per annum, are repaid in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 20,000 shares of Common Stock, at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2002 or five years after full repayment of the loan. In the event that the Company borrows more funds from Green Mountain Capital under the October 10, 1997 binding commitment letter, the aforementioned warrants to purchase 20,000 shares of Common stock will be canceled.

                 The Company is operating without a working capital line
            of credit facility, effective July 18, 1997. As such, the Company's ability to fund its operations over the short-term is dependent upon its success in achieving its business plan for fiscal 1998 or obtaining additional financing. If the Company is unsuccessful in achieving its business plan or obtaining additional financing, its short-term liquidity may be adversely impacted, which could require a curtailment of certain business activities that, in turn, could have a material adverse effect on the Company's business.


            Item 7.  Financial Statements

                 The list of financial statements set forth under the
            caption "Index to Financial Statements" on page 24 below is incorporated herein by reference.


            Item 8.  Changes In and Disagreements With Accountants on
                           Accounting and Financial Disclosure

                 Not applicable.


            Item 9.  Directors, Executive Officers, Promoters and
            Control Persons;
                           Compliance With Section 16(a) of the Exchange
            Act

                 Information concerning the directors and executive
            officers of the Company, their terms of office, the periods during which they have served, their personal business experiences is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting and is specifically incorporated herein by reference.


            Item 10.   Executive Compensation

                 Information regarding compensation of the Company's
            directors and officers is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting and is specifically incorporated herein by reference.

            Item 11. Security Ownership of Certain Beneficial Owners and Management

                 Information with respect to the beneficial ownership of
            the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting and is specifically incorporated herein by reference.


            Item 12.  Certain Relationships and Related Transactions

                 Information regarding certain relationships and
            transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 1997 Annual Meeting and is specifically incorporated herein by reference.


            Item 13.  Exhibits and Reports on Form 8-K

            Exhibits

            3.3 Restated Certificate of Incorporation of the Company (filed with the Securities and Exchange Commission as exhibit 3.3 to the Company's
            1996 Annual
                 Report on Form 10-KSB (File No. 33-69898) and
            incorporated herein by
                 reference).

            3.4 Amended and Restated By-Laws of the Company (filed with the
                 Securities and Exchange Commission as exhibit 3.4 to
            the Company's 10-
                 QSB for the quarter ended December 31, 1996 and
            incorporated herein by
                 reference).

            4.1 Representative's Warrant issued to Barington Capital Group, L.P. upon the consummation of the initial public offering of the
            Company's Common
                 Stock in November 1993 (filed with the Securities and
            Exchange Commission
                 as exhibit 4.1 to the Company's 1993 Annual Report on
            Form 10-KSB (File No.
                 33-69898) and incorporated herein by reference).

            4.2  Form of Common Stock Certificate (filed with the
            Securities and Exchange
                 Commission as exhibit 4.2 to the Company's Registration
            Statement on Form
                 SB-2 (File No. 33-69898) and incorporated herein by
            reference).

            4.3 Form of Warrant, issued in connection with the private placement of 204,912 shares of the Company's Series B Convertible Preferred
            Stock (filed with the
                 Securities and Exchange Commission as exhibit 4.3 to
            the Company's 1996
                 Annual Report on Form 10-KSB (File No. 33-69898) and
            incorporated herein
                 by reference).

            4.4 Form of Subscription Agreement issued in connection with the private placement of 204,912 shares of the Company's Series B
            Convertible
                 Preferred Stock (filed with the Securities and Exchange
            Commission as exhibit
                 4.4 to the Company's 1996 Annual Report on Form 10-KSB
            (File No. 33-69898)
                 and incorporated herein by reference).

            4.5 Waiver of Joan H. Martin, dated April 12, 1996, issued in connection with waiver of accrued dividends on Series A Preferred Stock
            (filed with the
                 Securities and Exchange Commission as exhibit 4.5 to
            the Company's 1996
                 Annual Report on Form 10-KSB (File No. 33-69898) and
            incorporated herein
                 by reference).

            4.6 Warrant to purchase 43,826.087 shares of the Company's Common Stock, dated April 12, 1996, issued in connection with Joan H.
            Martin's waiver of
                 accrued dividends on Series A Preferred Stock (filed
            with the Securities and
                 Exchange Commission as exhibit 4.6 to the Company's
            1996 Annual Report
                 on Form 10-KSB (File No. 33-69898) and incorporated
            herein by reference).

            4.7  Stock Purchase Warrant Agreement, dated July 10, 1997, between the
                 Company and    URSA (VT) QRS-30, Inc., in conjunction
            with the sale-leaseback
                 of the Company's headquarters in Shelburne, Vermont

            (filed herein).

            10.2 Stock warrants issued to Edmund H. Shea, Jr. IRA, Allan Lyons and William
                 Maines in connection with the bridge financing prior to
            the initial public
                 offering of the Company's Common Stock in November 1993
            (a form of which
                 was filed with the Securities and Exchange Commission
            as exhibit 10.2 to the
                 Company's Registration Statement on Form SB-2 (File No.
            33-69898) and
                 incorporated herein by reference).

            10.10 Incentive Stock Option Plan adopted by the Company on August 16, 1993, with form of Incentive Stock Option Agreement (filed with
            the Securities and
                 Exchange Commission as exhibit 10.10 to the Company's
            Registration
                 Statement on Form SB-2 (File No. 33-69898) and
            incorporated herein by
                 reference).

            10.11 Securities Purchase Agreement, dated June 10, 1987 between the Company and VTB Investment Group and Joan Hixon Martin (filed
            with the Securities
                 and Exchange Commission as exhibit 10.11 to the
            Company's Registration
                 Statement on Form SB-2 (File No. 33- 69898) and
            incorporated herein by
                 reference).

            10.12 Agreement, dated as of June 19, 1995, between the Company and John N.
                 Sortino, providing the terms of Mr. Sortino's
            separation agreement with the
                 Company (filed with the Securities and Exchange
            Commission as exhibit 10.12
                 to the Company's 10-KSB for the transition period ended
            June 30, 1995 and
                 incorporated herein by reference).

            10.13 Employment Agreement and Loan Arrangement, dated July 31, 1995, between the Company and R. Patrick Burns providing the terms of
            Mr. Burns'
                 employment with the Company as Chief Executive Officer
            (filed with the
                 Securities and Exchange Commission as exhibit 10.13 to
            the Company's 10-
                 KSB for the transition period ended June 30, 1995 and
            incorporated herein by
                 reference).

            10.14 Employment Agreement, dated November 1, 1993, between the Company and
                 Spencer C. Putnam (filed with the Securities and
            Exchange Commission as
                 exhibit 10.14 to the Company's Registration Statement
            on Form SB-2 (File No.
                 33-69898) and incorporated herein by reference).

            10.17 Commitment Letter issued by Vermont National Bank, Burlington, Vermont, dated September 18, 1995, in connection with a
            Commercial Mortgage Loan
                 and a Line of Credit Loan (filed with the Securities
            and Exchange Commission
                 as exhibit 10.17 to the Company's 10-KSB for the
            transition period ended June
                 30, 1995 and incorporated herein by reference).

            10.18 Loan Agreement, dated September 26, 1995, between the Company and
                 Vermont National Bank regarding $3,500,000 Term Loan
            and $1,000,000 Line
                 of Credit Loan (filed with the Securities and Exchange
            Commission as exhibit
                 10.18 to the Company's 10-KSB for the transition period
            ended June 30, 1995
                 and incorporated herein by reference).

            10.19 Commercial Term Note, dated September 26, 1995, issued in connection with the $3,500,000 Term Loan of Vermont National Bank
            (filed with the Securities
                 and Exchange Commission as exhibit 10.19 to the
            Company's 10-KSB for the
                 transition period ended June 30, 1995 and incorporated
            herein by reference).

            10.20 Commercial Time Note, dated September 26, 1995, issued in connection with the $1,000,000 Line of Credit Loan of Vermont National
            Bank (filed with the
                 Securities and Exchange Commission as exhibit 10.20 to
            the Company's 10-
                 KSB for the transition period ended June 30, 1995 and
            incorporated herein by
                 reference).

            10.24 Amended 1993 Incentive Stock Option Plan of the Company, amended as of
                 November 28, 1995 (filed with the Securities and
            Exchange Commission as
                 exhibit 10.24 to the Company's 10-QSB for the quarter
            ended March 31,
                 1995 and incorporated herein by reference).

            10.25 Loan Agreement, dated December 26, 1995, between Green Mountain Capital,
                 L.P. and the Company in connection with a $500,000 Term
            Loan (filed with the
                 Securities and Exchange Commission as exhibit 10.25 to
            the Company's 10-
                 QSB for the quarter ended December 31, 1995 and
            incorporated herein by
                 reference).

            10.26 Convertible Note, dated December 26, 1995, in the principal amount of
                 $200,000, issued in connection with the $500,000 Term
            Loan of Green
                 Mountain Capital (filed with the Securities and
            Exchange Commission as
                 exhibit 10.26 to the Company's 10-QSB for the quarter
            ended December 31,
                 1995 and incorporated herein by reference).

            10.27 Stock Purchase Warrant Agreement, dated December 26, 1995, in connection with the $500,000 Term Loan of Green Mountain Capital
            (filed with the
                 Securities and Exchange Commission as exhibit 10.27 to
            the Company's 10-
                 QSB for the quarter ended December 31, 1995 and
            incorporated herein by
                 reference).

            10.28     Employment and Loan Agreements, dated June 30,
            1996, between the
                 Company and R. Patrick Burns (filed with the Securities
            and Exchange
                 Commission as exhibit 10.28 to the Company's 1996
            Annual Report on Form
                 10-KSB (File No. 33-69898) and incorporated herein by
            reference).

            10.29 Employment Agreement, dated July 1, 1996, between the Company and
                 Elisabeth B. Robert (filed with the Securities and
            Exchange
                 Commission as exhibit 10.29 to the Company's 1996
            Annual Report on Form
                 10-KSB (File No. 33-69898) and incorporated herein by
            reference).

            10.30 Amended 1993 Incentive Stock Option Plan of the Company, amended as of
                 November 22, 1996 (filed with the Securities and

            Exchange Commission as
                 exhibit 10.30 to the Company's 10-QSB for the quarter
            ended December 31,
                 1996 and incorporated herein by reference).

            10.31 Non-Employee Directors Stock Option Plan adopted by the Company on
                 November 22, 1996 (filed with the Securities and
            Exchange Commission as
                 exhibit 10.31 to the Company's 10-QSB for the quarter
            ended December 31,
                 1996 and incorporated herein by reference).

            10.32 Employment Agreement, dated as of July 1, 1996, between the Company and
                 Spencer C. Putnam (filed with the Securities and
            Exchange Commission as
                 exhibit 10.32 to the Company's 10-QSB for the quarter
            ended December 31,
                 1996 and incorporated herein by reference).

            10.33 Convertible Note, dated November 19, 1996, in the principal amount of
                 $300,000, issued in connection with the $500,000 Term
            Loan of Green
                 Mountain Capital (filed with the Securities and
            Exchange Commission as
                 exhibit 10.33 to the Company's 10-QSB for the quarter
            ended December 31,
                 1996 and incorporated herein by reference).

            10.34 Lease Agreement, dated October 24, 1996, in connection with the Company's lease of 600 square feet at 538 Madison Avenue in New
            York, New York (filed
                 herein).

            10.35 Consulting Agreement, dated December 31, 1996, between the Company and
                 Venture Management Group, Inc., regarding the provision
            of consulting
                 services to the Company (filed herein).

            10.36 Lease Agreement, dated January 17, 1997, in connection with the Company's lease of 6,000 square feet at 55 Main Street in
            Freeport, Maine (filed herein).

            10.37     Lease Agreement, dated July 10, between the
            Company and URSA (VT)
                 QRS-30, Inc., regarding the sale-leaseback of the
            Company's headquarters in
                 Shelburne, Vermont (filed herein).

            10.38 Binding commitment letter, dated October 10, 1997, from Green Mountain
                 Capital LP, in connection with a $200,000 term loan
            (filed herein).

            23.1 Consent of Arthur Andersen, LLP, dated October 14, 1997 (filed herein)

            24   Power of Attorney (filed with the Securities and
            Exchange Commission as
                 exhibit 24 to the Company's Registration Statement on
            Form SB-2 (File No.
                 33-69898) and incorporated herein by reference.


            Reports on Form 8-K

            There were no reports filed on Form 8-K during the fourth quarter of 1997.






















            Signatures

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE VERMONT TEDDY BEAR CO., INC.

            Dated:  October 14, 1997 By:  /s/ Elisabeth B. Robert
            ,
                                     Elisabeth B. Robert, President

                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


            Dated:  October 13, 1997 By:  /s/ Jason Bacon,
                                     Jason Bacon, Director

            Dated:  October 10, 1997 By:  /s/ R. Patrick Burns,
                                     R. Patrick Burns, Director

            Dated:  October 10, 1997 By:  /s/ David W. Garrett,
                                     David W. Garrett, Director

            Dated:  October 10, 1997 By:  /s/ Fred Marks,
                                     Fred Marks, Director and Chairman
                                     of the Board

            Dated:  October  9, 1997 By:  /s/ Joan H. Martin,
                                     Joan H. Martin, Director

            Dated:  October 10, 1997 By:  /s/ Spencer C. Putnam
                                     Spencer C. Putnam, Director, Vice
                                     President and Secretary

            Dated:  October 10, 1997 By:  /s/ Elisabeth B. Robert
                                     Elisabeth B. Robert, Director
                                     President, Treasurer, Chief
                                     Executive Officer and Chief
                                     Financial Officer

            The Vermont Teddy Bear Co., Inc.
            1997 Form 10-KSB Annual Report


            Index To Financial Statements

                                                                   Page

            Independent Auditor's Report
            22

            Balance Sheets as of June 30, 1997 and 1996
                   23

            Statements of Operations for the years ended June 30, 1997
            and 1996                                                 24

            Statements of Stockholders' Equity for the years ended June
            30,
            1997 and 1996                                            25

            Statements of Cash Flows for the years ended June 30, 1997
            and
            1996                                                     26

            Notes to Financial Statements
            27


























            Report of Independent Public Accountants


            To the Stockholders and Board of Directors of The Vermont Teddy Bear Co., Inc.:


            We have audited the accompanying balance sheets of The Vermont Teddy Bear Co., Inc. (a New York corporation) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP


            Boston, Massachusetts
            September 10, 1997
            (Except with respect to the matter discussed in Note 11, as to which the date is October 10, 1997.)

            The Vermont Teddy Bear Co., Inc.
                        Balance Sheets
                        June 30, 1997 and 1996


            1997
                        1996
                                          ASSETS
                        Current Assets:
                        Cash and cash equivalents (includes

            restricted cash of $365,000)            $   441,573    $
                        1,121,500
                        Accounts receivable, trade
            46,304
                        131,550
                        Inventories
            3,302,313
                        1,974,731
                        Prepaid expenses and other current assets
            386,947
                        277,502
                        Deferred income taxes
            259,016
                        240,585
                                                                  ------
            -----    ---
                        --------
                             Total Current Assets
            4,436,153
                        3,745,868

                        Property and equipment, net
            9,845,935
                        10,300,318
                        Deposits and other assets
            272,348
                        98,086
                        Note receivable
            95,000
                        95,000
                                                                 -------
            -----    ---
                        --------
                             Total Assets                        $
            14,649,436
                        $14,239,272

            ============
                        ===========


                                          LIABILITIES AND STOCKHOLDERS'
            EQUITY


                        Current Liabilities:
                        Line of credit                           $
            550,000    $
                        -
                        Current portion of:
                         Long-term debt
            3,443,096
                        187,095
                          Capital lease obligations
            103,759
                        104,146
                        Accounts payable
            2,562,536
                        1,353,698
                        Accrued expenses
            657,347
                        449,048
                        Income taxes payable
            -
                        37,365
                                                                   -----
            -----    ---
                        -------
                             Total Current Liabilities
            7,316,738
                        2,131,352

                        Long-term debt,net of current portion
            372,999
                        3,505,812

                        Capital lease obligations,
                          net of current portion
            209,054
                        312,814
                        Other liabilities
            -
                        84,430
                        Deferred income taxes
            259,016
                        240,585
                                                                  ------
            -----    ---
                        -------
                             Total Liabilities                    $
            8,157,807   $
                        6,274,993

                        Stockholders' Equity:
                        Preferred stock, $.05 par value:
                          Authorized 1,000,000 Series A;          $
            900,000   $
                        900,000
                          issued and outstanding, 90 shares.
                          Authorized 375,000 Series B;
                          issued and outstanding, 204,912 shares.
            10,245
                        -
                        Common stock, $.05 par value:
                          Authorized 20,000,000 shares;
                          issued 5,172,750 shares,
                          outstanding 5,160,750 shares
            258,638
                        258,638
                        Additional paid-in capital
            10,565,482
                        10,074,595
                        Treasury stock, at cost, 12,000 shares
            (106,824)
                        (106,824)
                        Accumulated deficit
            (5,135,912)
                        (3,162,130)
                                                                  ------
            -----    ---
                        -------
                             Total Stockholders' Equity           $
            6,491,629   $
                        7,964,279

                             Total Liabilities and
                                 Stockholders' Equity
            $14,649,436
                        $14,239,272

            ==========
                        ==========

                        The accompanying notes are an integral part of
            these
                        financial statements.


                        The Vermont Teddy Bear Co., Inc.
                        Statements of Operations
                        For the Years Ended June 30, 1997 and 1996


            1997
                        1996

                        Net Revenues
            $16,489,482
                        $17,039,618
                        Cost of Goods Sold
            7,068,549
                        7,309,038
                                                                   -----
            ------
                        -----------    Gross Profit
                        9,420,933        9,730,580

                        Selling, General and Administrative Expenses:

                             Selling Expenses
            7,961,003
                        6,287,208
                             General and Administrative Expenses
            2,938,251
                        2,954,601
                                                                   -----
            ------
                        -----------

            10,899,254
                        9,241,809
                             Operating Income (Loss)
            (1,478,321)
                        488,771
                        Interest Income
            53,267
                        41,092
                        Interest Expense
            (464,765)
                        (441,146)
                        Other Income (Expense)
            (11,963)
                        63,236
                                                                   -----

            ------
                        -----------
                             Income (Loss) Before Income Taxes
            (1,901,782)
                        151,953
                        Income Tax Provision
            -
                                  -
                                                                   -----
            ------
                        -----------
                             Net Income (Loss)
            (1,901,782)
                        151,953
                        Preferred Stock Dividends
            (72,000)
                                  -
                                                                   -----
            ------
                        -----------
                        Net Income (Loss) -- Common Stockholders
            $(1,973,782)
                        $   151,953

            ===========
                        ===========

                        Net Income (Loss) Per Common Share         $
            (0.38)
                        $      0.03

                        Weighted Average Number of Common
                             Shares Outstanding
            5,160,750
                        5,160,583

            ===========
                        ===========

                        The accompanying notes are an integral part of
            these
                        financial statements.

            The Vermont Teddy Bear Co., Inc.
            Statements of Stockholders' Equity
            For the Years Ended June 30, 1997 and 1996



                                          Preferred Stock     Preferred
            Stock
                                             Series "A"          Series
            "B"
                                          Shares    Amount    Shares

            Amount

            Balance at June 30, 1995          90 $ 900,000         - $
            -
            Issuance of Stock                    -         -         -
            -
            Net Income                         -         -         -
            -
                                         ------- ---------   ------- ---
            ------
            Balance at June 30, 1996          90 $ 900,000         - $
            -
            Issuance of Stock                    -         -   204,912
                 10,245
            Net Loss                         -         -         -
            -
            Preferred Stock Dividends          -         -         -
            -
                                         ------- ---------   ------- ---
            ------
            Balance at June 30, 1997          90 $ 900,000   204,912 $
            10,245
                                         ======= =========   =======
            =========



            Additional
                                            Common Stock           Paid-
            In
                                           Shares     Amount
            Capital

            Balance at June 30, 1995    5,172,500 $  258,625
            $10,073,842
            Issuance of Stock                 250         13
            753
            Net Income                          -          -
            -
                                        --------- ----------   ---------
            --
            Balance at June 30, 1996    5,172,750 $  258,638
            $10,074,595
            Issuance of Stock                     -          -
            490,887
            Net Loss                            -          -
            -
            Preferred Stock Dividends           -          -
            -
                                        --------- ----------   ---------
            --
            Balance at June 30, 1997    5,172,750 $  258,638
            $10,565,482
                                        ========= ==========

            ===========



            Total
                                          Treasury   Accumulated
            Stockholders'
                                             Stock       Deficit
            Equity
            Balance at June 30, 1995   $  (106,824)  $(3,314,083)  $
            7,811,560
            Issuance of Stock                    -             -
            766
            Net Income                           -       151,953
            151,953
                                       -----------   -----------   -----
            ------
            Balance at June 30, 1996   $  (106,824)  $(3,162,130)  $
            7,964,279
            Issuance of Stock                    -             -
            501,132
            Net Loss                          -    (1,901,782)
            (1,901,782)
            Preferred Stock Dividends            -       (72,000)
            (72,000)
                                       -----------   -----------   -----
            ------
            Balance at June 30, 1997   $  (106,824)  $(5,135,912)   $
            6,491,629
                                       ===========   ===========
            ===========


            The Vermont Teddy Bear Co., Inc.S
            Statements of Cash Flows
            For the Years Ended June 30, 1997 and 1996

            1997            1996
            Cash Flows From Operating Activities:
            Net income (loss)                                  $
            (1,901,782)    $   151,953
            Adjustments to reconcile net income (loss) to net cash
             provided by (used for) operating activities:
                 Depreciation and amortization
            943,163         818,024
                 Loss on sale/disposal of fixed assets
            20,797           4,610
                 Changes in assets and liabilities:
                   Accounts receivable, trade
            85,246          (8,871)
                   Inventories
            (1,327,582)      1,067,753
                   Prepaid and other current assets
            (109,445)        (64,266)

                   Deposits and other assets
            (174,262)          4,590
                   Accounts payable
            1,208,838      (1,159,770)
                   Accrued expenses and other liabilities
            51,869        (531,390)
                   Income taxes payable
            (37,365)        (53,524)
                                                                  ------
            ----     -----------
            Net cash provided by (used for) operating activities
            (1,240,523)        229,109

            Cash Flows From Investing Activities:
              Acquisition of property and equipment
            (509,577)       (605,970)
              Proceeds from sale of fixed assets
            -          40,455
              Note receivable
            -          95,000
                                                                 -------
            ----    -----------
            Net cash used for investing activities
            (509,577)       (470,515)

            Cash Flows From Financing Activities:
              Borrowings of short-term debt
            2,069,143       1,616,572
              Borrowings of long-term debt
            357,104       3,724,150
              Payments of short-term debt
            (1,519,143)     (4,771,602)
              Payments of long-term debt
            (233,916)       (156,397)
              Principal payments on capital lease obligations
            (104,147)       (121,445)
              Issuance of common stock, exercise of stock option
            -             766
              Issuance of preferred stock
            501,132               -
                                                                 -------
            ---     ------------
            Net cash provided by financing activities
            1,070,173         292,044

            Net Increase (Decrease) in Cash and Cash Equivalents
            (679,927)         50,638

            Cash and Cash Equivalents, Beginning of Period
            1,121,500       1,070,862

            Cash and Cash Equivalents, End of Period            $
            441,573     $ 1,121,500

            Supplemental Disclosures of Cash Flow Information:

            Cash paid for interest                              $
            462,707     $   473,154

            Cash paid for taxes                                 $
            2,218     $     2,890

            Non-cash financing, capital lease                   $
            -     $    64,223


            The accompanying notes are an integral part of these financial statements.

            The Vermont Teddy Bear Co., Inc.
            Notes to Financial Statements
            June 30, 1997


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

                 Cash and Cash Equivalents

                 All highly liquid investments with initial maturities
            of
            three months or less are considered cash equivalents. At June 30, 1997 and 1996, approximately $365,000 of the
            Company's cash was restricted (Note 5).

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

                 Depreciation, including amortization of assets covered
            by
            capital leases, is calculated using both the straight-line and accelerated methods over the estimated useful lives of the assets, as follows:

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

                 Net Earnings per Share

                 The Company currently calculates earnings per common
            share
            under Accounting principles Board Opinion (APB) No. 15, "Earnings Per Share." The income or loss per common share was computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the year.

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

                 At June 30, 1997 and June 30, 1996, capitalized
            advertising
            costs of approximately $15,000 and $50,000, respectively, consisted primarily of unamortized direct-response catalogs. Advertising expenses were $4,847,000 and $4,336,000 for the twelve months ended June 30, 1997 and 1996, respectively.

                 Impairment of Long-Lived Assets

            The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 1997, no such impairment of assets was indicated.


                 Fair Value of Financial Instruments

                 In accordance with the requirements of Statement of
            Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at June 30, 1997 and 1996.

                 Recently Issued Accounting Standard

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for the fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending June 30, 1998. Under the provisions of SFAS No. 128, the pro forma basic earnings per common share for 1997 would have been ($.38). For fiscal year 1996 there would be no material change.


                 (2)  Inventories

                 Inventories consist of the following at June 30, 1997
            and
            1996:


            1997
            1996



            Raw materials
            $    565,267
            $    645,763
            Work-in-process
                 109,838
                 28,711
            Finished goods
                 2,627,208
                 1,300,257




            $    3,302,313
            $    1,974,731


            (3)  Property and Equipment

                 Property and equipment consist of the following at June
            30,
            1997 and 1996:


            1997
            1996



            Land and land
            improvements
            $    1,398,528
            $    1,398,528
            Building
                 6,668,134
                 6,668,134
            Equipment
                 3,654,005
                 3,456,837
            Furniture and fixtures
                 374,769
                 291,250
            Vehicles
                 122,159
                 122,159
            Leasehold improvements
                 200,296
                 15,136

                 12,417,891
                 11,952,044
            Less-Accumulated
            depreciation and
            amortization

                 2,571,956

                 1,651,726




            $    9,845,935
            $    10,300,318




                 Depreciation and amortization expense for the years
            ended
            June 30, 1997, and 1996 was $943,163 and $818,024,
            respectively.

            (4)  Related Party Transactions

                 On June 19, 1995, John N. Sortino resigned as the Chief
            Executive Officer and President of the Company. The Company entered into a separation agreement with Mr. Sortino on June 19, 1995. Under the separation agreement, Mr. Sortino is entitled to receive (1) cash compensation of $100,000 in calendar 1995 (including compensation totaling $40,430 already paid to Mr. Sortino as Chief Executive Officer of the Company), $120,000 in calendar 1996 and $150,000 in calendar 1997; (2) a bonus of $100,000; (3) the forgiveness of amounts outstanding to the Company, which include approximately $128,000 in principal and $64,000 in accrued interest; and (4) health insurance benefits generally available to employees of the Company. The Company accrued and expensed the entire amount due to Mr. Sortino under this agreement during the six-month period ended June 30, 1995 and will not seek any services from him in the future. The total accrued severance as of June 30, 1997 and 1996 was approximately $75,000 and $205,000, respectively. The current amounts have been included as components of accrued expenses in the accompanying balance sheets.

                 As of June 30, 1996, R. Patrick Burns, President of the
            Company, signed a new agreement with the Company providing for continued employment through June 30, 2000. In addition to cash compensation and stock options, the Company also increased the amount available to be lent to Mr. Burns to $116,818, and revised the forgiveness schedule on the loan agreement such that all outstanding amounts and related interested charges will be forgiven on July 29, 2000, provided that Mr. Burns would remain continuously employed by the Company until that date. As of June 30, 1997, the Company has reserved for all loans due from Mr. Burns.

                 On December 31, 1996, the Company entered into a
            consulting
            agreement with Venture Management Group, Inc. The President of Venture Management Group, Inc. currently serves as a member of the Company's Board of Directors. The terms of this agreement commenced on January 1, 1997 and will terminate on December 31, 2006, unless earlier terminated in accordance with this agreement. In consideration of the consulting services to be provided, the Company will pay fees of $65,000 per year, payable monthly, plus expenses and disbursements reasonably incurred in the performance of services under the agreement. In the event that the Company defaults in its obligations under this agreement, or if a change in control of the Company occurs during the term of the agreement, Venture Management Group, Inc. may, at its sole option, declare the entire compensation under this contract to be immediately due and payable.

            (5)  Indebtedness

            The Company is operating without a working capital line of credit facility, effective July 18, 1997. As such, the Company's ability to fund its operations over the short-term is dependent upon its success in achieving its business plan for fiscal 1998 or obtaining additional financing. If the Company is unsuccessful in achieving its business plan or obtaining additional financing, its short-term liquidity may be adversely impacted, which could require a curtailment of certain business activities that, in turn, could have a material adverse effect on the Company's business.

            As of June 30, 1997, the Company had a $1,000,000 revolving line of credit from a bank. On July 18, the line of credit agreement was terminated pursuant to the sale-leaseback financing discussed below. The line of credit, established September 26, 1995, bears interest at a variable rate of 2% above the prime rate, is secured by all assets of the Company and has a one-year maturity. Outstanding borrowings under the line were $550,000 at June 30, 1997. In addition, on September 26, 1995, the Company entered into a $3.5 million commercial mortgage loan, secured by a first mortgage on the Company's Shelburne, Vermont, facility as well as certain business assets. The proceeds of the mortgage loan were used primarily to repay an outstanding construction loan. The mortgage loan bears interest at a variable rate of 2% above the prime rate. Payments under the loan are based on a 30-year amortization and are due in monthly installments through September 1997 when the outstanding balance will become due. The terms of the agreement also require the Company to maintain $300,000 in a restricted cash account.

            In July 1997, the Company entered into a sale-leaseback transaction which replaced the Company's existing mortgage loan and line of credit, which were due in September 1997. See footnote 11 for additional information.

                 On December 26, 1995, Green Mountain Capital L.P.
            entered
            into an agreement with the Company to lend up to $500,000 in the form of five-year term notes. As of June 30, 1997, the entire $500,000 had been borrowed. The notes bear interest at 12% per annum and are repayable in monthly installments through December 2000. The notes are secured by a subordinated security interest in the Company's personal
            property.   A commitment fee on any undrawn portion of the
            facility of 2% per annum is due monthly. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997 and expires the earlier of December 26, 2002 or five years after full repayment of the loan. As of June 30, 1997, the entire $500,000 had been borrowed, and $397,142 was outstanding as of that date. As of June 30, 1996, $200,000 had been borrowed, and $180,000 was outstanding as of that date.

                 The Company's long-term debt consists of the following
            at
            June 30, 1997 and 1996:


            1997
            1996
            Variable rate (10.25% at June 30,
            1997) Vermont National Bank building
            loan (see detailed discussion above)


            $    3,294,450


            $    3,411,114



            12.0% Green Mountain Capital L.P. note
            payable (see detailed discussion
            above)

                 397,142

                 180,000



            7.0% Job Development Authority notes,
            due in monthly installments through
            April 1999, secured by inventory,
            equipment and trade accounts
            receivable


                 27,012


                 41,205



            7.9% Note payable to bank, due in
            monthly installments through
            December 1997, secured by a vehicle

                 1,427


                 4,119



            9.0% Note payable to Vermont National
            Bank, due in monthly installments
            through December 2001, secured by a
            vehicle


                 17,988


            22,187



            7.5% Note payable to North Creek
            Partners, due in monthly installments
            through March 2007

                 53,274

                 -



            9.8% Note payable to financing
            services, due in monthly installments
            through December 1999, secured by a
            vehicle


                 23,234


                 30,768



            13% Unsecured note payable to bank,
            due in monthly installments through
            February 1998

                 1,568

                 3,514

                 3,816,095
                 3,692,907

            Less-Current installments
                 3,443,096
                 187,095



            Long-term debt, excluding current
            installments
            $    372,999
            $    3,505,812

                 Certain debt agreements contain covenants that require
            the
            Company to, among other things, restrict certain activities, meet certain performance targets, and periodically submit financial information. The Company was in compliance with the covenants, had refinanced the obligations (see footnote
            11), or obtained waivers for all covenants for the year ended June 30, 1997.

                 Scheduled future maturities of debt including the
            Company's
            mortgage loan for the next five years are as follows:

            Period Ending
            June 30,

            1998
            $    3,443,096
            1999
                 144,291
            2000
                 129,916
            2001
            65,194
            2002
                 6,017
            Thereafter
                 27,581



            $    3,816,095


                 As of June 30, 1997 and 1996, the Company had
            outstanding
            letters of credit of $0 and $49,505, respectively.


            (6)  Preferred Stock

            Series A

                 The Company has issued 90 shares, $.05 par value, of
            Series
            A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. As of June 30, 1996, the Series A stockholder had agreed to waive any claims on accrued dividends in exchange for a five year warrant to purchase 43,826 shares of the Company's Common Stock at a price of $2.875 per share. The warrant agreement contains certain anti-dilution provisions (see footnote 9). For the fiscal year ended June 30, 1997, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

            Series B

            The Company has issued 204,912 shares, $.05 par value, of Series B Convertible Preferred Stock to twelve individuals. Series B stockholders are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 14, 1997, subject to certain anti-dilution rights. On July 18, 1997, as the result of a warrant granted in conjunction with the Company's sale- leaseback transaction (see footnote 11), the anti-dilution provisions of the Series B agreement were activated, and each share of Series B Preferred Stock is currently convertible into 1.85 shares of Common Stock. Accompanying the issuance of the Series B Convertible Preferred Stock were warrants to purchase 204,912 shares of the Company's Common Stock at an exercise price of $2.434 per share, exercisable between July 12, 1997 and July 12, 1999. In addition, finder's warrants for 10,245 share of Common Stock were issued with the same terms and conditions. The warrants have certain anti-dilution provisions (see footnote 9.)


                 (7)  Commitments and Contingencies

                 Leases

                 During fiscal 1996, the Company relocated its
            operations to
            its newly constructed facility in Shelburne, Vermont. The Company leases additional warehouse space in Shelburne, Vermont, for additional inventory storage under a lease that expires on June 30, 1999. On May 30, 1996, the Company entered into a five-year operating lease for a retail location in North Conway, New Hampshire. On October, 24, 1996, the Company entered into a ten-year operating lease for a retail location in New York, New York. On January 17, 1997, the Company entered into a ten-year operating lease for a retail location in Freeport, Maine. In addition, the Company leases various equipment under noncancelable capital lease agreements which expire through 2001 and have interest rates from 8.69% to 10.12%. Capital leases and noncancelable operating leases at June 30, 1997 require the following annual minimum lease payments:


            Capital
            Leases
            Operatin
            g Leases



            1998
            $    131,071
            $    548,204
            1999
                 127,655
                 589,608
            2000
                 97,058
                 611,012
            2001
            4,827
            622,416
            2002
            -
            580,000
            Thereafter
                 -
                 2,900,000



            Total minimum lease payments
                 360,611
            $    5,851,240



            Less-Amounts representing
            interest
                 47,798

            Present value of lease
            payments
                 312,813




            Less-Current installments
                 103,759




            Long-term portion
            $    209,054





                 The original cost and net book value of equipment under
            capital leases at June 30, 1997 and 1996 was $505,698 and $231,161, and $505,698 and $331,903, respectively. Rental expense under operating leases for the years ended June 30, 1997 and 1996 was $321,924 and $106,550, respectively.

                 Contingencies

                 The Company is involved in various legal proceedings
            that,
            in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.


            (8)  Income Taxes

                 The provision for income taxes for the years ended June
            30,
            1997 and 1996 was comprised of the following:



            Year
            Ended
            June 30,
            1997

            Year
            Ended
            June 30,
            1996

            Current-

                 Federal
                 $    -
            $    -

                 State
                      -
                 -


                      -
                 -

            Deferred-



                 Federal
                      -
                 -

                 State
                      -
                 -


                      -
                 -





                 Income tax provision
            (benefit)
                 $    -
            $    -


                 The components of the net deferred tax asset as of June
            30,
            1997 and 1996 are presented below:


            1997
            1996
            Deferred tax assets-


                 Vacation accrual
            $    45,916
            $    20,868

                 Net operating loss
            carryforwards
                 1,649,969
                 920,395
                 Inventories
                 48,892
                 48,892
                 Severance accrual
                 30,000
                 81,772
                 Contribution
            carryforwards
                 49,456
                 47,966
            Deferred rent
            27,843
            -
                 Other
                 53,292
                 53,869
                 Valuation allowance
                 (1,646,352)
                 (933,177)



                 Total deferred tax
            assets
                 259,016
                 240,585



            Deferred tax
            liabilities-


                 Property and equipment
                 (259,016)
                 (240,585)



                 Net deferred tax asset
            $    -
            $    -

                 Based on the Company's recent losses, a valuation
            allowance
            has been provided to fully reserve the net deferred tax assets. If the Company is able to achieve sufficient profitability to realize all or a portion of its deferred tax assets, the valuation allowance will be reduced through a credit to income in future periods.

                 The provision for income taxes varies from the amounts
            computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 1997 and 1996:


            Year
            Ended
            June 3
            0,
            1997
            Year
            Ended
            June 3
            0,
            1996





            Computed expected tax expense
            (benefit)

            34.0%
                 34.0%

            Increase (reduction) resulting
            from-



                 Tax-exempt interest income

            -

            -

                 Valuation allowance for deferred
            tax assets

            (34.0)

                 (34.0)

                 State taxes, net of federal
            benefits

            -

            -

                 Meals

            -

            -

                 Penalties and other

            -

            -





                 Income tax provision (benefit)

            -%

            -%



                 At June 30, 1997, the Company has federal income tax
            net
            operating loss (NOL) carryforwards of approximately $4,240,000. The NOL carryforwards expire in varying amounts through 2012. In addition, as a result of the change in tax reporting year-end to June 30, 1995, certain amounts of the NOL carryforwards (approximately $1,700,000) are available for use ratably over a six-year period beginning June 30, 1996. The Tax Reform Act of 1986 included certain provisions relating to changes in stock ownership that, if triggered, could result in future annual limitations on the utilization of the NOLs.

            (9)  Capital Stock

                 1993 Incentive Stock Option Plan

                 On August 16, 1993, the stockholders approved a 1993
            incentive stock option plan ("1993 Plan"), which provided for the granting of 200,000 stock options to employees. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or non-qualified options. Options under the 1993 Plan vest ratably over a five-year period. The stock options expire ten years after the date they are granted. At various intervals, the stockholders of the Company have ratified changes to the 1993 Plan, which have increased the number of shares available under the plan to 2,000,000.


              Number
            of

            Shares

            Exercise
                 Price
            Range



            Outstanding, December 31,
            1995
                      151,000
            $6.50--
            $12.00
                 Granted

            1,324,95
            6
                 $2.63--$3.06
                 Exercised
                      (250)
                 $3.06
                 Canceled

                 (673,05
            0)
                 $3.00--$12.00



            Outstanding, June 30, 1996
                      802,656
                 $2.63--$6.50
                 Granted

            2,135,27
            9
            $1.00--
            $3.13
                 Exercised
                      -
            -
                 Canceled
            (1,490,9
            16)
                 $1.00--$3.13



            Outstanding, June 30, 1997

            1,447,01
            9
                $1.00-
            -$6.50

            On June 3, 1997, the Company offered to grant options with an exercise price of $1.00 per share (the fair market value of the Company's Common Stock on that date) in exchange for the surrender of all outstanding qualified employee incentive stock options at that date. The repriced options had original exercise prices ranging from $1.50 and $3.13 per share.

                 As of June 30, 1997, options to purchase 255,989 shares
            of
            the Company's Common Stock were exercisable under the 1993 Plan, and options to purchase 552,981 shares of the Company's Common Stock were available for grant under the 1993 Plan.

                 Non-Employee Director Stock Option Plan

            On November 22, 1996, the stockholders approved the Non-Employee Director Stock Option Plan ("NEDSO Plan"), which provides for the granting of 400,000 shares of the Common Stock of the Company in exchange for their participation as a Director of the Company. Pursuant to the NEDSO Plan, each participating Director will receive an option to purchase 2,000 shares of Common Stock as an annual retainer. The Chairman of the Board of Directors, if eligible, is also entitled to receive an additional annual retainer to purchase 8,000 shares of the Company's Common Stock. In addition to the annual retainer options, each participating director shall receive an option to purchase 1,500 shares of Common Stock for actual attendance at each regular or special meeting of the Board of Directors and an option to purchase 1,000 shares of Common Stock for actual attendance at a meeting of a committee of the Board of Directors. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant, vest immediately, and are exercisable for a period of ten years.


              Number
            of
            Shares

            Exercise
                 Price
            Range



            Outstanding, June 30, 1996
                      -
                 -
                 Granted

            19,500
            $1.31--
            $2.75
                 Exercised
                      -
            -
                 Canceled

            -
                 -



            Outstanding, June 30, 1997

            19,500
                $1.31-
            -$2.75

            As of June 30, 1997, options to purchase 19,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 380,500 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

            Other Stock Options

            At the Company's 1996 Annual Meeting, the Stockholders of the Company approved two separate grants of non-qualified options to purchase 30,000 shares of Common Stock each to two Directors of the Company. The options have an exercise price of $2.75 per share, being the fair market value on the date of grant, vest immediately, and are exercisable for a period of ten years.

                 Warrants

                 At June 30, 1997, there were several warrants
            outstanding
            for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1997 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants at June 30, 1997 and 1996, inclusive of the effects of anti-dilution provisions:

                 June 30, 1996
                 June 30, 1997

                 Warrant   Exercise  Expiration     Warrant   Exercise

                 Expiration
            Shares         Price          Date      Shares         Price
                      Date
              60,000  $  6.500      8/3/1998     75,374  $  5.174
            8/3/1998
            115,000     15.500  11/23/1998     123,377     14.448
                 11/23/1998
                8,000     3.375 12/26/2002       20,000      3.375
                 12/26/2002
              43,826      2.875   4/12/2001      50,795      2.480
            4/12/2001
                                               523,692       1.000
            7/2/2000



                  (10)     Stock-Based Compensation Plans

                 The Company's employee stock option plan, the 1993
            Incentive
            Stock Option Plan (the "1993 Plan") was approved by
            stockholders on August 16, 1993.   Under the 1993 Plan, the
            Option Committee of the Board of Directors is authorized to grant both non-qualified and incentive stock options to full-time employees of the Company only, including officers of the Company. The Committee will determine the provisions and terms of any stock option grant. No option may terminate later than ten years from the date the option is granted. The Committee may provide for termination of the option in the case of termination of employment with the Company or any other reason. No stock option can be transferred except by will or by the laws of descent and distribution. The 1993 Plan terminates on August 16, 2003, however, the 1993 Plan may be terminated earlier by decision of the Board. The Board may amend the 1993 Plan; however, any amendment that would (1) materially increase the benefits accruing to participants under the 1993 Plan, (2) materially increase the number of securities that may be issued under the 1993 Plan, or (3) materially modify the requirements of eligibility for participation in the 1993 Plan must be approved by the Stockholders of the Company.

                 The Company accounts for these plans under APB Opinion
            No.
            25, under which no compensation cost has been recognized. Had compensation cost for the 1993 Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1997
                 1996

                 Net Income (Loss)   As Reported         ($ 1,973,782)

            $    151,953
                                     Pro Forma      (   2,397,585)
            23,222
            Primary EPS         As Reported              ($.38)
                  $.03
                                     Pro Forma           ($.46)
                  $.00


                 Because the Statement 123 method of accounting has not
            been
            applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Company may grant options for up to 2,000,000 shares under the 1993 Plan. The option exercise price equals the stock's market price on date of grant. Options under the Plan fully vest after two to four years, and all expire after ten years. A summary of the status of the Company's stock option plan for fiscal year 1997 is presented in the table below:

                                                         Average

                                                    Exercise
                                          Shares         Price
                 Outstanding, June 30, 1996             802,656    $3.10
                 Granted                   2,135,279     $1.60
                 Exercised                               -           -
                 Canceled                 (1,490,916)    $2.93
                 Outstanding, June 30, 1997          1,447,019     $1.06
                 Exercisable at end of year             255,989    $1.37
                 Weighted average fair value
                      of options granted               $0.74

            1,428,119 of the 1,447,019 options outstanding at June 30, 1997 have an exercise price of $1.00 per share and a weighted average remaining contractual life of 8.6 years. 237,090 of these options are exercisable; their weighted average exercise price is $1.00 per share. The remaining 18,900 options have an exercise price of $6.50 per share and a weighted average remaining contractual life of 6.3 years. All of these options are exercisable. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted assumptions of a 6.5 percent risk-free interest rate and a 34 percent expected volatility.


                 (11) Subsequent Events

                 Governance

                 On October 10, 1997 the Company appointed Elisabeth B.
            Robert to the position of President of The Vermont Teddy Bear Company. Ms. Robert had previously served as the Company's Chief Financial Officer since September,1995. Ms. Robert will be assuming the title of President from R. Patrick Burns, who will be stepping down from that position. Mr. Burns will remain active as a consultant to Vermont Teddy Bear and will also continue as a member of the Company's Board of Directors.

                 Financing

            On October 10, 1997, the Company received a binding commitment letter from Green Mountain Capital L.P., whereby it agreed to lend the Company up to $200,000 in the form of a five-year term loan. The loan would bear interest at 12 percent per annum, would be repayable in monthly installments over the five-year term, and would be secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital will receive warrants to purchase 100,000 shares of Common Stock, at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (The prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 will be canceled upon the issuance of this new note.) The right to exercise these warrants begins two years from the date of the loan, and expires the earlier of five years after the full repayment of the loan and existing notes or seven years from the date of the loan.

            On July 18, 1997, the Company completed a sale-leaseback transaction, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs of $591,000 associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017.


                 Consent of Independent Public Accountants

            As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated September

            10, 1997 (except with respect to the matter discussed in Note 11, as to which the date is October 10, 1997) and August 30, 1996, included in The Vermont Teddy Bear Co., Inc.'s Annual Report on Form 10-KSB for the years ended June 30, 1997 and 1996 into the Company's previously filed Registration Statement on Form S-8 No. 33-84586 (filed on September 26, 1995).



                 Arthur Andersen LLP



            Boston, Massachusetts
            October 14, 1997


            EXHIBIT 4.7


            THIS WARRANT AND ANY SHARES OF COMMON STOCK ISSUABLE UPON
            THE
            EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND NEITHER THIS WARRANT NOR
            ANY SUCH SHARES MAY BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SUCH ACT.



            WARRANT

            To Purchase Common Stock of

            THE VERMONT TEDDY BEAR CO., INC.


            THIS IS TO CERTIFY that URSA (VT) QRS 12-30, Inc. ("QRS:12-
            30")
            or registered assigns, is entitled upon the due exercise hereof at any time during the Exercise Period (as hereinafter defined) to purchase 150,000 shares of Common Stock (subject to adjustment as provided herein) of The Vermont Teddy Bear Co., Inc., a New
            York corporation, at the Exercise Price (as hereinafter defined)
            (such Exercise Price and the number of shares of Common Stock purchasable hereunder being subject to adjustment as provided herein), and to exercise the other rights, powers and privileges hereinafter provided, all on the terms and subject to the conditions hereinafter set forth.




            ARTICLE I
            DEFINITIONS

            The terms defined in this ARTICLE I, whenever used in this Warrant, shall have the respective meanings hereinafter specified.

            "Affiliate" of any Person means a Person which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Company. The term "control," as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.

            "Assignment" means the form of Assignment appearing at the end of this Warrant.

            "Cashless Exercise Ratio" means a fraction, the numerator of which is the difference between the Current Market Price per share of Common Stock on the date of the exercise of this Warrant and the Exercise Price and the denominator of which is the Current Market Price per share of Common Stock on the date of the exercise of this Warrant.

            "Closing Date" means July __, 1997.

            "Commission" means the Securities and Exchange Commission or any other Federal agency from time to time administering the Securities Act.

            "Common Stock" means shares of the Company's Common Stock,
            $0.05
            par value, any stock into which such stock shall have been changed or any stock resulting from any reclassification of such stock and any class of capital stock of the Company now or hereafter authorized having the right to share in distributions either of earnings or assets of the Company without limit as to amount or percentage.

            "Company" means The Vermont Teddy Bear Co., Inc., a New York corporation, and any successor corporation.

            "Convertible Securities" means evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for, with or without payment of additional consideration, additional shares of Common Stock, either immediately or upon the arrival of a specified date or the happening of a specified event.


            "Current Market Price" as of any date herein specified as to any
            security means the average of the daily closing prices for the
            thirty (30) consecutive trading days commencing forty-five
            (45)
            trading days before the day in question. The closing price for each day shall be (i) the closing price of any such security in the over-the-counter market as shown by the National Association of Securities Dealers, Inc. Automated Quotation System, or any similar system of automated dissemination of quotations of securities prices then in common use, if so quoted, as reported by any member firm of the New York Stock Exchange selected by the
            Company, or (ii) if not quoted as described in clause (i), the mean between the high bid and low asked quotations for any such security as reported by the National Quotation Bureau Incorporated or any similar successor organization, as reported by any member firm of the New York Stock Exchange selected by the
            Company, or (iii) if any such security is listed or admitted for trading on any national securities exchange, the last sale price of any such security, regular way, or the mean of the closing bid and asked prices thereof if no such sale occurred, in each case as officially reported on the principal securities exchange on which any such security is listed. If any such security is quoted on a national securities or central market system in lieu of a market or quotation system described above, the closing price shall be determined in the manner set forth in clause
            (ii)
            of the preceding sentence if bid and asked quotations are reported but actual transactions are not, and in the manner set forth in clause (iii) of the preceding sentence if actual transactions are reported.

            "Default Rate" shall mean the rate of interest specified in Paragraph 7(a)(iv) of the Lease.

            "Event of Default" means (a) the breach of any warranty, or the inaccuracy of any representation, made by the Company herein,
            (b) the failure by the Company to comply with any covenant contained herein or (c) an Event of Default (as such term is defined in the Lease).

            "Exercise Period" means (subject to the provisions of Section 8.12 below) the period commencing on the Closing Date and ending on July __, 2004.

            "Exercise Price" means the average closing price of the Common
            Stock as quoted on NASDAQ for the thirty (30) day period commencing fifteen (15) days prior to the Closing Date and ending on the fifteenth (15th) day following the Closing Date, as such price may be adjusted pursuant to ARTICLE IV. Promptly following the end of such thirty (30) day period the Holder and the Company shall execute a document that shall state the numerical Exercise
            Price.

            "Fair Value" means the fair value of the appropriate security, property, assets, business or entity as determined by an opinion of an independent investment banking firm or firms in accordance with the following procedure: In the case of any event which gives rise to a requirement to determine "Fair Value" pursuant to the provisions hereof, whether in connection with an adjustment to the Exercise Price or otherwise, the Company shall be responsible for initiating the process by which Fair Value shall be determined as promptly as practicable following such event, and if the procedures contemplated in connection with obtaining such opinion have not been complied with fully, then any such determination of Fair Value for any purpose of this Warrant (and any such resulting adjustment to the Exercise Price) shall be deemed to be preliminary and subject to adjustment pending full compliance with such procedures. The Company and the holder of this Warrant or Issued Warrant Shares (who, if more than one, shall agree among themselves by a two-thirds majority) shall each retain a separate independent investment banking firm (which firm, in either case, may be the independent investment banking firm regularly retained by the Company or any of such holders);
            provided, that the holder may, at its opinion, elect to rely on the firm retained by the Company in lieu or retaining its own firm. Such firms shall determine the fair value of the security, property, assets, business or entity, as the case may be, in question and deliver their opinion in writing to the Company and to such holder. If such firms cannot jointly make such determination (or in the event that the holder has elected to rely upon the firm retained by the Company and disagrees with the determination made by such firm), then, unless otherwise directed by agreement of the Company and a two-thirds majority of such holders, such firms (or firm), in their (or its) sole discretion, shall choose another independent investment banking firm of the
            Company or such holders, which firm shall make such determination and render such an opinion. In either case the determination so made shall be conclusive and binding on the Company and such holders. The fees and expenses of any such determination made by the independent investment banking firm selected by such independent banking firms (or firm) shall be borne by the Company.

            "Initial Holder" means QRS:12-30.

            "Issuable Warrant Shares" means the number of shares of Common
            Stock issuable from time to time upon exercise of this Warrant.

            "Issued Warrant Shares" means any shares of Common Stock issued pursuant to this Warrant.

            "Lease" means the Lease Agreement, dated as of the Closing Date, between the Initial Holder and the Company, as the same may be amended from time to time in accordance with the terms thereof.

            "Notice of Exercise" means the form of Notice of Exercise appearing at the end of this Warrant.

            "Opinion of Counsel" means the opinion of counsel experienced in
            Securities Act or bank regulatory matters, as the case may be, chosen by the holder of this Warrant or the holder of Issued Warrant Shares, which counsel may be counsel to such holder.

            "Other Securities" means any stock and other securities of the
            Company (other than Common Stock, Convertible Securities or
            Stock
            Purchase Rights) or any other Person which shall become subject to issue or sale upon the conversion or exchange of any stock or other securities of the Company.

            "Person" means any unincorporated organization, association, corporation, individual, sole proprietorship, partnership, joint venture, trust institution, entity, party or government (including any instrumentality, division, agency, body or department thereof).

            "Piggy-Back Shares" has the meaning set forth in Section
            5.3.

            "Preferred Stock" means shares of the Company's Preferred Stock, no par value.

            "Securities Act" means the Securities Act of 1933, as amended, or any successor Federal statute and the rules and regulations of the Commission promulgated thereunder, all as the same shall be in effect from time to time.

            "Series A Preferred Stock" means shares of the Company's
            Series A
            Preferred Stock, $.05 par value.

            "Series B Preferred Stock" means shares of the Company's
            Series B
            Preferred Stock, $.05 par value.

            "Stock Purchase Rights" means any warrants, options or other rights to subscribe for, purchase or otherwise acquire any shares of Common Stock or any Convertible Securities.

            "Subsidiary" means any corporation or association (a) more than fifty percent (50%) (by number of votes) of the Voting Stock of which is at the time owned by the Company or by one or more Subsidiaries or by the Company and one or more Subsidiaries, or any other business entity in which the Company or one or more
            Subsidiaries or the Company and one or more Subsidiaries owns more than a fifty percent (50%) interest either in the profits or capital of such business entity or (b) whose net earnings, or portions thereof, are consolidated with the net earnings of the
            Company and are recorded on the books of the Company for financial reporting purposes in accordance with generally accepted accounting principles.

            "Voting Stock" means securities of any class or series of a corporation or association the holders of which are ordinarily, in the absence of contingencies, entitled to participate in the election of a majority of the directors or persons performing similar functions of such corporation or association.

            "Warrant" means the warrant dated as of Closing Date issued to the Initial Holder and all warrants issued upon the partial exercise, transfer or division of or in substitution for any Warrant.

            "Warrant Shares" means the Issuable Warrant Shares plus the Issued Warrant Shares, but only during such time as certificates representing such shares of this Warrant are required to bear the legend contained in Section 5.8 hereof.

            Whenever used in this Warrant, any noun or pronoun shall be deemed to include both the singular and plural and to cover all genders, and the words "herein", "hereof", and "hereunder" and words of similar import shall refer to this instrument as a whole, including any amendments hereto.


            ARTICLE II
            EXERCISE OF WARRANT

            2.1 Right to Exercise; Notice. On the terms and subject to the conditions of this ARTICLE II, the holder hereof shall have the right, at its option, to exercise this Warrant in whole or in part at any time during the Exercise Period by delivery to the Company of a Notice of Exercise duly executed by such holder specifying the number of shares of Common Stock to be purchased.

            2.2 Manner of Exercise; Issuance of Common Stock. To exercise this Warrant, the holder hereof shall (i) deliver to the
            Company (a) a Notice of Exercise duly executed by the holder hereof specifying the number of shares of Common Stock to be purchased, (b) an amount equal to the aggregate Exercise Price for all shares of Common Stock as to which this Warrant is then being exercised and (c) this Warrant or (ii) in connection with the exercise of this Warrant without the payment of the Exercise

            Price, deliver to the Company (a) a Notice of Exercise duly executed by the holder hereof specifying the number of shares of
            Common Stock for which this Warrant is being exercised and the number of shares of Common Stock deliverable upon such exercise, which shall equal the product of (x) the number of shares of Common Stock for which this Warrant is being exercised and
            (y) the Cashless Exercise Ratio and (b) this Warrant. At the option of the holder hereof, if this Warrant is being exercised in the manner described in clause (i) of the immediately preceding sentence, payment of the Exercise Price shall be made by (a) wire transfer of funds to an account in a bank located in the United States designated by the Company for such purpose,
            (b) certified or official bank check payable to the order of the
            Company and drawn on a member of the New York Clearing House or
            (c) by any combination of such methods.

            Upon receipt of the required deliveries, the Company shall, as promptly as practicable, and in any event within five (5) days thereafter, cause to be issued and delivered to the holder hereof (or its nominee) or, subject to ARTICLE V, the transferee designated in the Notice of Exercise, a certificate or certificates representing shares of Common Stock equal in the aggregate to the number of shares of Common Stock specified in the Notice of Exercise (but not exceeding the maximum number of shares issuable upon exercise of this Warrant).
            Such certificates shall be registered in the name of the holder hereof (or its nominee) or in the name of such transferee, as the case may be.

            If this Warrant is exercised in part, the Company shall, at the time of delivery of such certificate or certificates, unless the Exercise Period has expired, issue and deliver to the holder hereof or, subject to ARTICLE V, the transferee so designated in the Notice of Exercise a new warrant evidencing the right of the holder hereof or such transferee to purchase the aggregate number of shares of Common Stock for which this Warrant shall not have been exercised, and this Warrant shall be canceled.

            2.3 Effectiveness of Exercise. Unless otherwise requested by the holder hereof, this Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and the holder or transferee so designated in the Notice of Exercise shall be deemed to have become a holder of record of such shares for all purposes, as of the close of business on the date the Notice of Exercise, together with payment of the Exercise Price and this Warrant, is received by the Company.

            2.4 Fractional Shares. The Company shall not issue fractional shares of Common Stock or scrip representing fractional shares of Common Stock upon any exercise of this Warrant. As to any fractional share of Common Stock which the holder hereof would otherwise be entitled to purchase from the
            Company upon such exercise, the Company shall purchase from the holder such fractional share at a price equal to an amount calculated by multiplying such fractional share (calculated to the nearest .001 of a share) by the Current Market Price calculated as of the date of the Notice of Exercise. Payment of such amount shall be made at the time of delivery of any certificate or certificates deliverable upon such exercise in cash or by check payable to the order of the holder hereof or, subject to ARTICLE V, the transferee designated in the Notice of
            Exercise, as the case may be.

            2.5 Continued Validity.  A holder of shares of Common
            Stock issued upon the exercise of this Warrant, in whole or in part, shall continue to be entitled to all rights to which a holder of this Warrant is entitled pursuant to the provisions of this Warrant, except such rights as their terms apply solely to the holder of a Warrant. The Company will, at the time of any exercise of this Warrant, upon the request of the holder of the shares of Common Stock issued upon the exercise hereof, acknowledge in writing, in a form reasonably satisfactory to such holder, its continuing obligation to afford to such holder all rights to which such holder shall continue to be entitled after such exercise in accordance with the provisions of this Warrant;
            provided, however, that if such holder shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to such holder all such rights.

            ARTICLE III
            REGISTRATION, TRANSFER AND EXCHANGE

            3.1 Maintenance of Registration Books. The Company shall keep at its principal office in Shelburne, Vermont, a register in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration, transfer and exchange of this Warrant. The Company shall not at any time except upon the dissolution, liquidation or winding up of the Company, close such register so as to result in preventing or delaying the exercise or transfer of this Warrant.

            3.2 Transfer and Exchange. Upon surrender for registration or transfer of this Warrant at such office, the Company shall execute and deliver, subject to ARTICLE V, in the name of the designated transferee or transferees, one or more new
            Warrants representing the right to purchase a like aggregate number of shares of Common Stock. At the option of the holder hereof, this Warrant may be exchanged for other Warrants representing the right to purchase a like aggregate number of shares of Common Stock upon surrender of this Warrant at such office. Whenever this Warrant is so surrendered for exchange, the Company shall execute and deliver the Warrants which the holder making the exchange is entitled to receive.

            Every Warrant presented or surrendered for registration of transfer or exchange shall be accompanied by an
            Assignment duly executed by the holder thereof or its attorney duly authorized in writing.

            All Warrants issued upon any registration of transfer or exchange of Warrants shall be the valid obligations of the Company, evidencing the same rights, and entitled to the same benefits, as the Warrants surrendered upon such registration of transfer or exchange.

            3.3 Replacement. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and (a) in the case of any such loss, theft or destruction upon delivery of indemnity reasonably satisfactory to the Company in form and amount or (b) in the case of any such mutilation, upon surrender of such Warrant for cancellation at the principal office of the Company, the Company, at its expense, will execute and deliver, in lieu thereof, a new
            Warrant.

            3.4 Ownership. The Company and any agent of the Company may treat the Person in whose name this Warrant is registered on the register kept at the principal office of the
            Company as the owner and holder thereof for all purposes, notwithstanding any notice to the contrary, except that, if and when this Warrant is properly assigned in blank, the Company may
            (but shall not be obligated to) treat the bearer thereof as the owner of this Warrant for all purposes, notwithstanding any notice to the contrary. This Warrant, if properly assigned, may be exercised by a new holder without first having a new Warrant issued.

            ARTICLE IV
            ANTIDILUTION PROVISIONS

            4.1 Adjustment of Number of Shares Purchasable. Upon any adjustment of the Exercise Price as provided in Section 4.2, the holder hereof shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the number of shares of Common Stock (calculated to the nearest 1/1OOth of a share) obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares of
            Common Stock purchasable hereunder immediately prior to such adjustment and dividing the product thereof by the Exercise Price resulting from such adjustment. It is the intent of the Company that, after giving effect to any exercise of this Warrant, the holder hereof would be the owner of (or have the right to acquire pursuant hereto) an aggregate of a minimum of 150,000/5,172,750 percent (2.90655%) the Common Stock outstanding on a fully diluted basis.

            4.2 Adjustment of Exercise Price. The Exercise Price shall be subject to adjustment from time to time as hereinafter set forth.

            (a) Stock Dividends, Subdivisions and Combinations. In the event that the Company subsequent to the Closing Date shall:

            (i) declare a dividend upon, or make any distribution in respect of, any of its stock, payable in Common
            Stock, Convertible Securities or Stock Purchase Rights, or

            (ii) subdivide its outstanding shares of Common
            Stock into a larger number of shares of Common Stock, or

            (iii) combine its outstanding shares of Common
            Stock into a smaller number of shares of Common Stock,

            then the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price per share of Common
            Stock immediately prior to such event by a fraction (A) the numerator of which shall be the total number of outstanding shares of Common Stock of the Company immediately prior to such event, and (B) the denominator of which shall be the total number of outstanding shares of Common Stock of the Company immediately after such event, treating as outstanding all shares of Common
            Stock issuable upon conversions or exchanges of such Convertible
            Securities and exercises of such Stock Purchase Rights.

            (b) Issuance of Additional Shares of Common Stock. In case the Company shall issue or sell any shares of Common Stock after the Closing Date for a consideration less than the then
            Current Market Price, the Exercise Price upon each such issuance or sale shall be adjusted as follows:
            by dividing (A) an amount equal to the sum of (1) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Current Market Price plus (2) the aggregate consideration, if any, received by the Company upon such issue or sale, by (B) the total number of shares of Common Stock outstanding immediately after such issue or sale;

            The provisions of this Subsection (b) shall not apply to any additional shares of Common Stock which are distributed to holders of Common Stock pursuant to a stock dividend or subdivision for which an adjustment is provided for under Subsection (a) of this Section 4.2. No adjustment of the Exercise Price shall be made under this Subsection upon the issuance of any additional shares of Common Stock which are issued pursuant to the exercise of any Stock Purchase Rights or pursuant to the conversion or exchange of any Convertible Securities to the extent that such adjustment shall previously have been made upon the issuance of such Stock Purchase Rights or
            Convertible Securities pursuant to Subsection (a), (c) or
            (d) of
            this Section 4.2.

            (c) Issuance of Stock Purchase Rights.  In case the
            Company shall issue or sell any Stock Purchase Rights and the consideration per share at which additional shares of Common Stock may at any time thereafter be issuable upon exercise thereof (or, in the case of Stock Purchase Rights exercisable for the purchase of Convertible Securities, upon the subsequent conversion or exchange of such Convertible Securities) shall be less than the then Current Market Price, the Exercise Price shall be adjusted as provided in subsection (b) of this Section
            4.2 on
            the basis that (1) the maximum number of additional shares of
            Common Stock issuable upon exercise of such Stock Purchase
            Rights
            (or upon conversion or exchange of such Convertible Securities following such exercise) shall be deemed to have been issued as of the date of the determination of the Current Market Price, and
            (2) the aggregate consideration received for such additional shares of Common Stock shall be deemed to be the minimum consideration received and receivable by the Company in connection with the issuance and exercise of such Stock Purchase
            Rights (or upon conversion or exchange of such Convertible Securities).

            (d) Issuance of Convertible Securities.  In case the
            Company shall issue or sell any Convertible Securities and the consideration per share for such shares of Convertible Securities shall be less than the then Current Market Price, the Exercise
            Price shall be adjusted as provided in Subsection (b) of this
            Section 4.2 on the basis that (1) the maximum number of additional shares of Common Stock necessary to effect the conversion or exchange of all such Convertible Securities shall be deemed to have been issued as of the date for the then Current
            Market Price, and (2) the aggregate consideration received for such additional shares of Common Stock shall be deemed to be equal to the minimum consideration received and receivable by the
            Company in connection with the issuance and exercise of such Convertible Securities. No adjustment of the Exercise Price shall be made under this Subsection upon the issuance of any Convertible Securities which are issued pursuant to the exercise of any Stock Purchase Rights, if an adjustment shall previously have been made upon the issuance of such Stock Purchase Rights pursuant to Subsection (c) of this Section 4.2.

            (e) Minimum Adjustment. In the event any adjustment of the Exercise Price pursuant to this Section 4.2 shall result in an adjustment of less than one cent ($.01) per share of Common
            Stock, no such adjustment shall be made, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which together with any adjustments so carried forward, shall amount to one cent
            ($.01) or more per share of Common Stock; provided, however, that upon any adjustment of the Exercise Price resulting from (i) the declaration of a dividend upon, or the making of any distribution in respect of, any stock of the Company payable in Common Stock or Convertible Securities or (ii) the reclassification by subdivision, combination or otherwise, of the Common Stock into a greater or smaller number of shares, the foregoing figure of one cent ($.01) per share (or such figure last adjusted) shall be proportionately adjusted; provided, further, upon the exercise of this Warrant, the Company shall make all necessary adjustments
            (to the nearest .001 of a cent) not theretofore made to the Exercise Price up to and including the date upon which this Warrant is exercised.

            (f) Readjustment of Exercise Price. In the event
            (i) the purchase price payable for any Stock Purchase Rights or
            Convertible Securities referred to in Subsection (c) or (d) above, (ii) the additional consideration, if any, payable upon exercise of such Stock Purchase Rights or upon the conversion or exchange of such Convertible Securities or (iii) the rate at which any Convertible Securities above are convertible into or exchangeable for additional shares of Common Stock shall change, the Exercise Price in effect at the time of such event shall forthwith be readjusted to the Exercise Price which would have been in effect at such time had such Stock Purchase Rights or

            Convertible Securities provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold. On the expiration of any such Stock Purchase Rights not exercised or of any such right to convert or exchange under such Convertible Securities not exercised, the Exercise Price then in effect hereunder shall forthwith be increased to the Exercise Price which would have been in effect at the time of such expiration or termination had such Stock Purchase Rights or Convertible Securities never been issued. No readjustment of the Exercise Price pursuant to this
            Subsection (f) shall have the effect of increasing the Exercise
            Price by an amount in excess of the adjustment originally made to the Exercise Price in respect of the issue, sale or grant of the applicable Stock Purchase Rights or Convertible Securities.

            (g) Reorganization, Reclassification or
            Recapitalization of Company. In case of any capital reorganization or reclassification or recapitalization of the capital stock of the Company (other than in the cases referred to in Subsection (a) of this Section 4.2), or in case of the consolidation or merger of the Company with or into another corporation, or in case of the sale or transfer of the property of the Company as an entirety or substantially as an entirety, there shall thereafter be deliverable upon the exercise of this
            Warrant or any portion thereof (in lieu of or in addition to the number of shares of Common Stock theretofore deliverable, as appropriate) the number of shares of stock or other securities or property to which the holder of the number of shares of Common
            Stock which would otherwise have been deliverable upon the exercise of this Warrant or any portion thereof at the time would have been entitled upon such capital reorganization or reclassification of capital stock, consolidation, merger or sale, and at the same aggregate Exercise Price.

            Prior to and as a condition of the consummation of any transaction described in the preceding sentence, the Company shall make equitable, written adjustments in the application of the provisions herein set forth satisfactory to the holders of
            Warrants with respect to the rights and interests of holders of
            Warrants so that the provisions set forth herein shall thereafter be applicable, as nearly as possible in relation to any shares of stock or Other Securities or other property thereafter deliverable upon exercise of this Warrant. Any such adjustment shall be made by and set forth in a supplemental agreement between the Company and/or the successor entity, as applicable, which agreement shall bind each such entity, shall be accompanied by an Opinion of Counsel as to the enforceability of such agreement.

            (h) Dilution in Case of Other Securities.  In case any
            Other Securities shall be issued or sold or shall become subject to issuance or sale upon the conversion or exchange of any stock
            (or other securities) of the Company (or any issuer of Other Securities or any other Person referred to in Subsection
            (g)) or
            becomes subject to subscription, purchase or other acquisition pursuant to any options or rights issued or granted by the Company (or by any such other issuer or Person) for a consideration such as to dilute, within the standards established in the other provisions of this ARTICLE IV, the purchase rights granted by this Warrant, then, and in each such case, the computations, adjustments and readjustments provided for in this
            ARTICLE IV with respect to the Exercise Price shall be made as nearly as possible in the manner so provided and applied to determine the amount of Other Securities from time to time receivable upon the exercise of this Warrant, so as to protect the holders of the Warrant against the effect of such dilution.

            (i) Other Dilutive Events. In case any event shall occur as to which the other provisions of this ARTICLE IV are not strictly applicable but the failure to make any adjustment would not fairly protect the purchase rights represented by this Warrant in accordance with the essential intent and principles hereof, then, in each such case, the Company shall appoint a firm of independent public accountants of recognized national standing
            (which may be the regular auditors of the Company), which shall give their opinion as to the adjustment, if any, on a basis consistent with the essential intent and principles established in this ARTICLE IV, necessary to preserve, without dilution, the purchase rights represented by this Warrant. Upon receipt of such opinion, the Company will promptly mail a copy thereof to the holder of this Warrant and shall make the adjustments described therein.

            (j) Determination of Consideration. For purposes of this ARTICLE IV, the consideration received or receivable by the
            Company for the issuance, sale, grant or assumption of additional shares of Common Stock, Stock Purchase Rights or Convertible Securities, irrespective of the accounting treatment of such consideration, shall be valued as follows:

            (1) Cash Payment. In the case of cash, the net amount received by the Company after deduction of any accrued interest, dividends or any expenses paid or incurred or any underwriting commissions or concessions paid or allowed by the
            Company.

            (2) Securities or Other Property. In the case of securities or other property, at the lesser of (i) the Current
            Market Price of the security for which such consideration was received, and (ii) the Fair Value of such consideration (in both cases as of the date immediately preceding the issuance, sale or grant in question).

            (3) Allocation Related to Common Stock. In the event additional shares of Common Stock are issued or sold together with other securities or other assets of the Company for a consideration which covers both, the consideration received
            (computed as provided in (1) and (2) above) shall be allocable to such additional shares of Common Stock as determined in good faith by the Board of Directors of the Company.

            (4) Allocation Related to Stock Purchase Rights and Convertible Securities. In case any Stock Purchase Rights or
            Convertible Securities shall be issued or sold together with other securities or other assets of the Company, together comprising one integral transaction in which no specific consideration is allocated to the Stock Purchase Rights or Convertible Securities, such Stock Purchase Rights or Convertible
            Securities shall be deemed to have been issued without consideration.

            (5) Dividends in Securities. In case the Company shall declare a dividend or make any other distribution upon any stock of the Company (other than Common Stock) payable in either case in Common Stock, Convertible Securities or Stock Purchase
            Rights, such Common Stock, Convertible Securities or Stock Purchase Rights, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

            (6) Stock Purchase Rights and Convertible
            Securities. The consideration for which shares of Common Stock shall be deemed to be issued upon the issuance of any Stock Purchase Rights or Convertible Securities shall be determined by dividing (i) the total consideration, if any, received or receivable by the Company as consideration for the granting of such Stock Purchase Rights or the issuance of such Convertible
            Securities, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such
            Stock Purchase Rights, or, in the case of such Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the conversion or exchange thereof, in each case after deducting any accrued interest, dividends, or any expenses paid or incurred or any underwriting commissions or concessions paid or allowed by the Company by
            (ii) the maximum number of shares of Common Stock issuable upon the exercise of such Stock Purchase Rights or upon the conversion or exchange of all such Convertible Securities.

            (7) Merger, Consolidation or Sale of Assets. In case any shares of Common Stock or Convertible Securities or any
            Stock Purchase Rights shall be issued in connection with any merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the Fair Value of such portion of the assets and business of the non-surviving corporation as shall be attributable to such
            Common Stock, Convertible Securities or Stock Purchase Rights, as the case may be. In the event of any merger or consolidation of the Company in which the Company is not the surviving corporation or in the event of any sale of all or substantially all of the assets of the Company for stock or other securities of any corporation, the Company shall be deemed to have issued a number of shares of its Common Stock for stock or securities of the other corporation computed on the basis of the actual exchange ratio on which the transaction was predicated and for a consideration equal to the Fair Value on the date of such transaction of such stock or securities of the other corporation, and if any such calculation results in adjustment of the Exercise
            Price, the determination of this number of shares of Common Stock issuable upon exercise of this Warrant immediately prior to such merger, consolidation or sale, for the purposes of Subsection (g) above, shall be made after giving effect to such adjustment of the Exercise Price.

            (k) Record Date. In case the Company shall take a record of the holders of the Common Stock for the purpose of entitling them (i) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities or (ii) to subscribe for or purchase Common Stock or Convertible Securities, then all references in this ARTICLE IV to the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be, shall be deemed to be references to such record date.

            (l) Shares Outstanding. The number of shares of Common Stock deemed to be outstanding at any given time shall not include (i) shares of Common Stock in the treasury of the Company or any wholly-owned Subsidiary and (ii) any of the Issuable Warrant Shares or the Issued Warrant Shares.

            (m) Maximum Exercise Price.  At no time shall the
            Exercise Price per share of Common Stock exceed the amount set forth in the first paragraph of the Preamble of this Warrant except as provided in Subsection (a) or (g) of this Section 4.2.

            (n) Application. Except as otherwise provided herein, all Subsections of this Section 4.2 are intended to operate independently of one another. If an event occurs that requires the application of more than one Subsection, all applicable Subsections shall be given independent effect.

            (o) No Adjustments under Certain Circumstances.
            Anything herein to the contrary notwithstanding, the Company shall not be required to make any adjustment of the Exercise Price in the case of:

            (i) the issuance of shares of Common Stock upon the exercise in whole or part of this Warrant; or

            (ii) the issuance of shares of Common Stock pursuant to a rights offering in which the holder hereof elects to participate under the provisions of Section 4.3; or

            (iii) the issuance of shares of common stock pursuant to the Company's Incentive Stock Option Plan or its Non-Employee Directors Stock Option Plan, or any successor plan thereto or replacement thereof; or

            (iv) the issuance of shares of common stock upon conversion of any of the shares of the Company's Series B Convertible Preferred Stock issued and outstanding as of the date of this Warrant; or

            (v) the issuance of shares of common stock pursuant to any other Stock Purchase Right issued and outstanding as of the date of this Warrant.

            4.3 Rights Offering. In the event the Company shall effect an offering of Common Stock pro rata among its stockholders, the holder hereof shall be entitled, at its option, to elect to participate in each and every such offering as if this Warrant had been exercised and such were, at the time of any such rights offering, then a holder of that number of shares of
            Common Stock to which such holder is then entitled on the exercise hereof.

            4.4  Certificates and Notices.

            (a) Adjustments to Exercise Price. Upon any adjustment under this ARTICLE IV of the number of shares of Common Stock purchasable upon exercise of this Warrant or of the
            Exercise Price, a certificate, signed (i) by the President or a
            Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Company, or
            (ii) by any independent firm of certified public accountants of recognized national standing selected by, and at the expense of, the Company, setting forth in reasonable detail the events requiring the adjustment and the method by which such adjustment was calculated, shall be mailed to the holder of this Warrant specifying the adjusted Exercise Price and the number of shares of Common Stock purchasable upon exercise of such holder's Warrant after giving effect to such adjustment.

            The certificate of any independent firm of certified public accountants of recognized national standing selected by the Board of Directors of the Company shall be conclusive evidence of the correctness of any computation made under
            ARTICLE IV, absent manifest error.

            (b) Extraordinary Corporate Events.  In case the
            Company after the date hereof shall propose to (i) pay any dividend payable in stock to the holders of shares of Common Stock or to make any other distribution to the holders of shares of Common Stock, (ii) offer to the holders of shares of Common
            Stock rights to subscribe for or purchase any additional shares of any class of stock or any other rights or options or
            (iii) effect any reclassification of the Common Stock (other than a reclassification involving merely the subdivision or combination of outstanding shares of Common Stock), or any capital reorganization or any consolidation or merger (other than a merger in which no distribution of securities or other property is to be made to holders of shares of Common Stock), or any sale, transfer or other disposition of its property, assets and business as an entirety or substantially as an entirety, or the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall mail to the holder of this Warrant notice of such proposed action, which shall specify the date on which the stock transfer books of the Company shall close, or a record shall be taken, for determining the holders of
            Common Stock entitled to receive such stock dividends or other distribution or such rights or options, or the date on which such reclassification, reorganization, consolidation, merger, sale, transfer, other disposition, liquidation, dissolution or winding up shall take place or commence, as the case may be, and the date as of which it is expected that holders of Common Stock of record shall be entitled to receive securities or other property deliverable upon such action, if any such date is to be fixed.

            Such notice shall be mailed in the case of any action covered by clause (i) or (ii) above at least ten (10) days prior to the record date for determining holders of Common Stock for purposes of receiving such payment or offer, or in the case of any action covered by clause (iii) above at least thirty (30) days prior to the date upon which such action takes place and twenty (20) days prior to any record date to determine holders of Common Stock entitled to receive such securities or other property.

            (c) Effect of Failure. Failure to file any certificate or notice or to mail any notice, or any defect in any certificate or notice pursuant to this Section 4.4 shall not affect the legality or validity of the adjustment of the Exercise Price or the number of shares purchasable upon exercise of this Warrant, or any transaction giving rise thereto.

            ARTICLE V
            RESTRICTIONS ON TRANSFER

            Neither this Warrant nor any Issued Warrant Shares
            shall be transferable except (a) to an Affiliate of the
            holder
            hereof, (b) to a successor corporation to the holder hereof as a
            result of a merger or consolidation with, or sale of all or substantially all of the assets of, the holder hereof, (c) as is or may be required by the holder hereof to comply with any Federal or state law or any rule or regulation of any governmental or public body or authority, or (d) on thirty
            (30)
            days prior written notice to the Company for a period of ninety
            (90) days immediately following the date of such notice, to any other Person.

            Any notice given by the holder hereof or of any Issued Warrant Shares pursuant to Subsection (d) of the first paragraph of this ARTICLE V shall contain (i) the name and address of the proposed bona fide purchaser, (ii) the proposed purchase price for this Warrant or portion hereof or Issued Warrant Shares proposed to be sold, (iii) the portion of this
            Warrant or the number of Issued Warrant Shares proposed to be sold and (iv) a brief description of such proposed transfer.

            The conditions contained in the following sections of this ARTICLE V are intended to ensure compliance with the Securities Act in respect of the transfer of this Warrant or Issued Warrant Shares. Reference in this ARTICLE V to Issued
            Warrant Shares includes Issued Warrant Shares theretofore issued upon the exercise of this Warrant or otherwise which are then evidenced by certificates required to bear the legend set forth in Section 5.8.

            5.1 Notice of Proposed Transfer; Registration Not
            Required.  The holder hereof or the holder of any Issued
            Warrant
            Shares bearing the legend set forth in Section 5.8, by acceptance hereof or thereof, agrees to give written notice to the Company, prior to any transfer of this Warrant (other than transfers referred to in Subsection (d) of the first paragraph of this
            ARTICLE V), such Issued Warrant Shares or any portion hereof or thereof, of its intention to make such transfer as required by the preamble of this ARTICLE V.

            Such holder shall request an Opinion of Counsel
            (which shall be rendered by counsel reasonably acceptable to the
            Company) that the proposed transfer may be effected without registration or qualification under any Federal or state securities or blue sky law. Counsel shall, as promptly as practicable, notify the Company and the holder of such opinion of the terms and conditions, if any, to be observed in such transfer, whereupon the holder shall be entitled to transfer this
            Warrant or such Issued Warrant Shares (or portion thereof) in accordance with the terms of the notice delivered to the Company.
            In the event this Warrant shall be exercised as an incident to such transfer, such exercise shall relate back and for all purposes of this Warrant be deemed to have occurred as of the date of such notice regardless of delays incurred by reason of the provisions of this ARTICLE V which may result in the actual exercise on any later date.

            5.2 [Intentionally Omitted]

            5.3 Incidental Registration and Qualification. If the Company proposes to register any of its securities under the Securities Act on its behalf or on behalf of any of its security holders on any registration form (otherwise than for the registration of securities to be offered and sold pursuant to
            (a) an employee benefit plan, (b) a dividend or interest reinvestment plan, (c) other similar plans or
            (d) reclassifications of securities, mergers, consolidations
            and
            acquisitions of assets) permitting a secondary offering or distribution of Issued Warrant Shares, not less than ninety
            (90)
            days prior to each such registration the Company shall give to the holder hereof and the holders of Issued Warrant Shares bearing the legend required by Section 5.8 hereof written notice of such proposal which shall describe in detail the proposed registration and distribution (including those jurisdictions where registration or qualification under the securities or blue sky laws is intended) and, upon the written request of the holder hereof or a holder of such Issued Warrant Shares furnished within thirty (30) days after the date of any such notice, proceed to include in such registration all of the Warrant Shares ("Piggy-Back Shares") subject to the limitation contained in the next paragraph. The holder hereof or any holder of such Issued
            Warrant Shares shall in its request describe briefly the proposed disposition of such shares of Common Stock. The Company will in each instance use its best efforts to cause all such Piggy-Back
            Shares to be registered under the Securities Act and qualified under the securities or blue sky laws of any jurisdiction requested by a prospective seller, all to the extent necessary to permit the sale or other disposition thereof in the manner stated in such request by a prospective seller of the securities so registered.

            If the managing underwriter selected by the Company (if such distribution is a primary offering) or the security holders (if such security holders are exercising demand registration rights) to manage the distribution of the shares of
            Common Stock being registered advises the Company in writing that, in its opinion, the inclusion of the Piggy-Back Shares with the securities being registered by the Company and/or other prospective sellers would materially adversely affect the distribution of all such securities, then (a) if such distribution is a primary offering on behalf of the Company, the
            Company shall first be entitled to have all of the shares proposed to be sold by it and any holders of Series B Preferred
            Stock shall be entitled to have all shares proposed to be sold by them upon conversion of the Series B Preferred Stock or exercise of a warrant issued in connection with the Series B Preferred
            Stock included in such distribution before any shares
            (including
            Piggy-Back Shares) proposed to be sold by any other prospective sellers are included in such distribution and any shares in excess of such numbers of shares proposed to be sold by the Company which are permitted by such managing underwriter to be included in such distribution shall be allocated among such other prospective sellers in such proportion as the number of shares proposed to be sold by each such prospective seller bears to the aggregate number of shares of Common Stock proposed to be sold by all such other prospective sellers; and (b) if such distribution is initiated pursuant to the exercise of demand registration rights granted by the Company to any of its security holders, the
            Company and each prospective seller may sell that proportion of the shares of Common Stock to be sold in the proposed distribution which the number of shares of Common Stock proposed to be sold by such prospective seller bears to the aggregate number of shares of Common Stock proposed to be sold by all prospective sellers (including the Company). In the event that some or all of the Piggy-Back Shares proposed to be sold by prospective sellers are not included in such distribution, the
            Company shall use its best efforts to effect and maintain any such registration or qualification under the Securities Act and the securities or blue sky laws of any jurisdiction as may be necessary to permit such prospective seller to make its proposed offering and sale following the end of a period not to exceed ninety (90) days after the effective date of such registration and shall pay all expenses related thereto in accordance with
            Section 5.6.

            The holder hereof and any holder of Issued Warrant
            Shares who has requested shares of Common Stock to be included in a registration pursuant to this Section 5.3, by acceptance hereof or thereof, agrees to (a) the selection by the Company or such other security holders of an underwriter to manage such registration and (b) execute an underwriting agreement with such underwriter that is (i) reasonably satisfactory to such holder and (ii) in customary form.

            Nothing in this Section 5.3 shall be deemed to require the Company to proceed with any primary registration of its securities after giving the notice as provided herein; provided, however, that the Company shall pay all expenses incurred pursuant to such notice (in accordance with Section 5.6.)

            5.4  Registration and Qualification Procedures.
            Whenever the Company is required by the provisions of
            Section 5.3
            to use its best efforts to effect the registration of any of its securities under the Securities Act, the Company will, as expeditiously as is possible:

            (a) prepare and file with the Commission a registration statement with respect to such securities in connection with which the Company will give the sellers, their underwriters, if any, their respective counsel and accountants the opportunity to participate in the preparation of such registration statement, each prospectus included therein or filed with the Commission, and each amendment thereof or supplement thereto, and will give each of them access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the opinion of such sellers' and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act;

            (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and the prospectus current and to comply with the provisions of the Securities Act with respect to the sale of all securities covered by such registration statement whenever the seller of such securities shall desire to sell the same; provided, however, that the Company shall have no obligation to file an amendment or supplement at its own expense more than nine (9) months after the effective date of such registration statement;

            (c) furnish to each seller such numbers of copies of preliminary prospectuses and prospectuses and each supplement or amendment thereto and any other documents as each seller may reasonably request in order to facilitate the sale or other disposition of the securities owned by such seller in conformity with (i) the requirements of the Securities Act and (ii) the seller's proposed method of distribution;

            (d) register or qualify the securities covered by such registration statement under the securities or blue sky laws of such jurisdictions within the United States as each seller shall request, and do such other reasonable acts and things as may be required of it to enable each seller to consummate the sale or other disposition in such jurisdictions of the securities owned by such seller; provided, however, that the Company shall not be required to (i) qualify as a foreign corporation or consent to a general and unlimited service of process in any such jurisdiction, or (ii) qualify as a dealer in securities;
            (e) furnish, at the request of any seller on the date such securities are delivered to the underwriters for sale pursuant to such registration or, if such securities are not being sold through underwriters, on the date the registration statement with respect to such securities becomes effective,
            (i) an opinion, dated such date, of counsel representing the Company for the purposes of such registration, addressed to the underwriters, if any, and to the seller making such request, covering such legal matters with respect to the registration in respect of which such opinion is being given as the seller of such securities may reasonably request and are customarily included in such opinions and (ii) letters, dated, respectively,
            (1) the effective date of the registration statement and (2) the date such securities are delivered to the underwriters, if any, for sale pursuant to such registration, from a firm of independent certified public accountants of recognized national standing selected by the Company, addressed to the underwriters, if any, and to the seller making such request, covering such financial, statistical and accounting matters with respect to the registration in respect of which such letters are being given as the seller of such securities may reasonably request and are customarily included in such letters;

            (f) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders as soon as reasonably practicable, but not later than sixteen (16) months after the effective date of the registration statement, an earnings statement covering a period of at least twelve (12) months beginning after the effective date of the registration statement, which earnings statement shall satisfy the provisions of
            Section 11(a) of the Securities Act;

            (g) enter into and perform an underwriting agreement with the managing underwriter, if any, selected as provided in
            Section 5.3, containing customary (i) terms of offer and sale of the securities, payment provisions, underwriting discounts and commissions, and (ii) representations, warranties, covenants, indemnities, terms and conditions; the sellers may, at their option, require that any or all of the representations and warranties by, and the other agreements on the part of, the Company to and for the benefit of such underwriters shall also be made to and for the benefit of such sellers and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement be conditions precedent to the obligations of such sellers; such sellers shall not be required to make any representations or warranties to or agreements with the Company or the underwriters other than representations, warranties or agreements regarding such seller and such seller's intended method of distribution and any other representation required by law;

            (h) notify each seller at any time when a prospectus relating to the registration is required to be delivered under the Securities Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, at the request of any such seller promptly prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made; and

            (i) keep each seller advised in writing as to the initiation and progress of any registration under Section 5.3.

            5.5 Holdback Agreement. The Company agrees not to effect any public sale or distribution of its equity securities or securities convertible into or exchangeable or exercisable for any of such securities during the seven (7) days prior to or ninety (90) days after any underwritten registration pursuant to
            Section 5.3 has become effective, except as part of such underwritten registration and except pursuant to registrations on
            Form S-8 or S-4 or any successor or similar forms thereto, and to cause each Person who purchases its equity securities or any securities convertible into or exchangeable or exercisable for any of such securities at any time after the date of this Warrant
            (other than in a public offering) to agree not to effect any such public sale or distribution of such securities, during such period.

            5.6  Allocation of Expenses.  If the Company is
            required by the provisions of Section 5.3 to use its best
            efforts
            to effect the registration or qualification under the
            Securities
            Act or any state securities or blue sky laws of any of the Warrant Shares, the Company shall pay all expenses (i) other than the fees and expenses set forth in clauses (1) and (2) of
            the
            proviso set forth below, which expenses shall include,
            without
            limitation, (a) all expenses incident to filing with the
            National
            Association of Securities Dealers, Inc., (b) registration
            fees,
            (c) printing expenses, (d) accounting and legal fees and expenses, (e) expenses of any special audits incident to or required by any such registration or qualification, (f) premiums for insurance in such amount, if any, deemed appropriate by the
            managing underwriter and (g) expenses of complying with the securities or blue sky laws of any jurisdictions in connection with registration or qualification; provided, however, that the
            following fees and expenses shall be treated as set forth
            above
            and (x) and (y) below: (1) any discounts or commissions to any
            underwriter attributable to securities being sold by or on behalf
            of Persons other than the Company; (2) any stock transfer
            taxes
            incurred in respect of the Warrant Shares sold by the
            sellers;
            (3) the reasonable legal fees of any holder of this Warrant
            or
            shares issued or issuable hereunder; provided further, that in
            any required registration pursuant to Section 5.3 hereof,
            the
            incremental expenses of the nature set forth in clauses
            (ii)(a)
            through (g) above (including those set forth in clauses (1),
            (2)
            and (3) above) attributable to the inclusion of Piggy-Back Shares shall be borne pro rata by the holders of Warrant Shares whose
            Warrant Shares are included therein in proportion to their respective numbers of Warrant Shares included therein.

            5.7 Indemnification. In connection with any registration or qualification of securities under Section 5.3, the Company agrees to indemnify the holder hereof and the holders of any Issued Warrant Shares and each underwriter thereof, including each person, if any, who controls the holder or such stockholder or underwriter within the meaning of Section 15 of the Securities Act, against all losses, claims, damages, liabilities and expenses (including reasonable costs of investigation) caused by any untrue, or alleged untrue, statement of a material fact contained in any registration statement, preliminary prospectus, prospectus or notification or offering circular (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto) or caused by any omission, or alleged omission, to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages, liabilities or expenses are caused by any untrue statement or alleged untrue statement or omission or alleged omission based upon information furnished in writing to the Company by the holder or any such stockholder or underwriter expressly for use therein. The Company and each officer, director and controlling person of the Company shall be indemnified by the holder of this Warrant and by the holders of any Issued Warrant Shares for all such losses, claims, damages, liabilities and expenses (including the costs of reasonable investigation) caused by any such untrue, or alleged untrue, statement or any such omission or alleged omission, based upon information furnished in writing to the Company by the holder hereof or any such stockholder expressly for use therein.

            Promptly upon receipt by a party indemnified under this Section 5.7 of notice of the commencement of any action against such indemnified party in respect of which indemnity or reimbursement may be sought against any indemnifying party under this Section 5.7, such indemnified party shall notify the indemnifying party in writing of the commencement of such action, but the failure so to notify the indemnifying party shall not relieve it of any liability which it may have to any indemnified party otherwise than under this Section 5.7 unless such failure shall materially adversely affect the defense of such action. In case notice of commencement of any such action shall be given to the indemnifying party as above provided, the indemnifying party shall be entitled to participate in and, to the extent it may wish, jointly with any other indemnifying party similarly notified, to assume the defense of such action at its own expense, with counsel chosen by it and satisfactory to such indemnified party. The indemnified party shall have the right to employ separate counsel in any such action and participate in the defense thereof, but the fees and expenses of such counsel (other than reasonable costs of investigation) shall be paid by the indemnified party unless (a) the indemnifying party agrees to pay the same, (b) the indemnifying party fails to assume the defense of such action with counsel reasonably satisfactory to the indemnified party or (c) the named parties to any such action
            (including any impleaded parties) have been advised by such counsel that representation of such indemnified party and the indemnifying party by the same counsel would be inappropriate under applicable standards of professional conduct (in which case the indemnifying party shall not have the right to assume the defense of such action on behalf of such indemnified party). No indemnifying party shall be liable for any settlement entered into without its consent.

            If the indemnification provided for in this
            Section is unavailable or insufficient to hold harmless an indemnified party in respect of any losses, claims, damages, liabilities, expenses or actions in respect thereof referred to herein, then each indemnifying party shall in lieu of indemnifying such indemnified party as a result of such losses, claims, damages, liabilities, expenses or actions in such proportion as is appropriate to reflect the relative fault of the
            Company, on the one hand, and the sellers of such Common Stock, on the other, in connection with the statements or omissions which resulted in such losses, claims, damages, liabilities, expenses or actions as well as any other relevant equitable considerations, including the failure to give the notice required hereunder. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact relates to information supplied by the Company, on the one hand, or the sellers of such Common Stock, on the other hand, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The Company and the holder hereof agree that it would not be just and equitable if contribution pursuant to this Section were determined by pro rata allocation (even if all of the sellers of such Common Stock were treated as one entity for such purpose) or by any other method of allocation which did not take account of the equitable considerations referred to above. The amount paid or payable by an indemnified party as a result of the losses, claims, damages, liabilities or actions in respect thereof referred to above shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the contribution provisions of this Section 5.7, in no event shall the amount contributed by any seller of Common
            Stock exceed the aggregate gross offering proceeds received by such seller from the sale of Common Stock to which such contribution claim relates. No person guilty of fraudulent misrepresentations (within the meaning of Section 11(f) of the
            Securities Act) shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation.

            Each holder of this Warrant and each holder of Issued Warrant Shares bearing the legend required by Section 5.8, by acceptance hereof or thereof, as the case may be, agrees to the indemnification and contribution provisions of this
            Section 5.7.

            5.8 Legend on Warrants and Certificates. Each Warrant shall bear a legend in substantially the following form:

            "This Warrant and any shares of Common Stock issuable upon the exercise of this Warrant have not been registered under the Securities Act of 1933, as amended, and neither this Warrant nor any such shares may be transferred in the absence of such registration or any exemption therefrom under such Act."

            Warrant Shares which are issued upon the exercise in whole or in part of this Warrant or otherwise, or are thereafter transferred, in either case under such circumstances that no registration under the Securities Act is required, shall bear on the face thereof the following legend:

            "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and any transfer thereof is subject to the conditions specified in the Warrant dated as of July 10, 1997, originally issued by The Vermont Teddy Bear Co., Inc. (the "Company") to URSA (VT) QRS 12-30, Inc. to purchase shares of Common Stock, $.05 par value, of the Company. A copy of the form of such Warrant is on file with the Secretary of the Company at 2236 Shelburne Road, Shelburne, Vermont 05482, and will be furnished without charge by the Company to the holder of this certificate upon written request to the Secretary of the Company at such address."

            5.9 Termination of Restrictions. The restrictions imposed under this ARTICLE V upon the transferability of this
            Warrant, or of Issuable Warrant Shares or Issued Warrant Shares, shall cease when (a) a registration statement covering such Issuable Warrant Shares or Issued Warrant Shares becomes effective under the Securities Act or (b) the Company receives an
            Opinion of Counsel that such restrictions are no longer required in order to ensure compliance with the Securities Act. When such restrictions terminate, the Company shall, or shall instruct its transfer agent and registrar to, issue new certificates in the name of the holder not bearing the legends required under
            Section 5.8.

            5.10 Supplying Information. The Company, the holder hereof and each holder of Issued Warrant Shares shall cooperate with each other in supplying such information as may be necessary for any of such parties to complete and file any information reporting forms presently or hereafter required by the Commission or any commissioner or other authority administering the blue sky or securities laws of any jurisdiction where shares of Common
            Stock are proposed to be sold pursuant to Section 5.3.

            5.11 Liquidated Damages. In the event the Company fails to comply with any provision of Section 5.3 or 5.4, upon written request of the holder of this Warrant or any holder of
            Issued Warrant Shares entitled to the benefits of this
            ARTICLE V,
            the Company shall promptly obtain an opinion of an independent investment banking firm reasonably satisfactory to such holder estimating the net proceeds which such Person would have received
            (after deducting underwriting commissions and discounts and any other expenses that would have been solely attributable to the registration or qualification of such shares of Common Stock) upon the sale of shares of Common Stock proposed to be sold pursuant to such registration or qualification. Such opinion of an independent investment banking firm shall be (a) delivered in writing to the Company, with a copy to such person, within seven
            (7) days after the date of the request of such person to the Company and (b) conclusive and binding on the Company and such
            Person.

            Within thirty (30) days of receipt by the Company of such estimate, the Company shall pay to such Person an amount equal to (a) such estimated net proceeds minus (b) in the case of
            Warrants or portions thereof that have not been exercised, the aggregate Exercise Price payable upon the exercise of such Warrants. Payment of such amount shall be made by a certified or official bank check payable to the order of such person and drawn on a member of the New York Clearing House. Upon payment to such
            Person of such liquidated damages, such Person shall assign to the Company this Warrant and the Issued Warrant Shares proposed to be sold pursuant to the registration or qualification in question without any representation or warranty (other than that the holder has not taken any action which would impair its ownership of or right to transfer to the Company the Warrant or such shares of Common Stock). If less than all of the Issued
            Warrant Shares were proposed to be sold pursuant to the registration or qualification in question, the Company shall cancel this Warrant and issue in the name of, and deliver to, the holder, pursuant to Section 2.2, a new Warrant for the shares of
            Issuable Warrant Shares not required to be assigned to the Company pursuant to the provisions of the preceding sentence.
            The Company agrees that the amount of actual damages that would be sustained by the holder as a result of the failure of the Company to comply with any provisions of Section 5.3 or 5.4 is not capable of ascertainment on any other basis.

            ARTICLE VI
            REPRESENTATIONS AND WARRANTIES
            OF THE COMPANY

            The Company hereby represents and warrants to the Initial Holder and each subsequent holder of this Warrant that as of the Closing Date:

            6.1 Organization and Capitalization of the Company.
            The Company is a corporation duly organized, validly
            existing and
            in good standing under the laws of the State of New York.
            The
            authorized capital of the Company consists of twenty million (20,000,000) shares of Common Stock, ninety (90) shares of Series
            A Preferred Stock, three hundred seventy-five thousand
            (375,000)
            shares of Series B Preferred Stock and six hundred twenty-four nine hundred ten (624,910) shares of undesignated preferred stock. As of the date hereof, there are 5,172,750 shares of Common Stock issued and outstanding, ninety (90) shares of Series
            A Preferred Stock issued and outstanding and two hundred four thousand nine hundred twelve (204,912) shares of Series B Preferred Stock issued and outstanding, and twelve thousand (12,000) shares of the Company's capital stock are held in its treasury. No unissued shares of Common Stock are reserved for any purpose other than for issuance upon the exercise of this
            Warrant with the exception of two million (2,000,000) shares of common stock reserved for issuance pursuant to options granted under the Company's Incentive Stock Option Plan and four hundred thousand (400,000) shares of common stock reserved for issuance pursuant to options granted under the Company's 1996 Non-Employee
            Directors' Stock Option Plan. The Company has not issued or agreed to issue any Stock Purchase Rights, other than pursuant to this Warrant, or Convertible Securities, and there are no preemptive rights in effect with respect to the issuance of any shares of Common Stock, except as listed in Schedule 6.1. All the outstanding shares of the Company's capital stock have been validly issued without violation of any preemptive or similar rights and are fully paid and nonassessable.

            6.2 Authority. The Company has full corporate power and authority to execute and deliver this Warrant and to perform all of its obligations hereunder, and the execution, delivery and performance hereof have been duly authorized by all necessary corporate action on its part. This Warrant has been duly executed on behalf of the Company and constitutes the legal, valid and binding obligation of the Company enforceable in accordance with its terms.

            6.3 No Legal Bar. Neither the execution, delivery or performance of this Warrant will (a) conflict with or result in a violation of the certificate of incorporation or Bylaws of the
            Company, (b) conflict with or result in a violation of any law, statute, regulation, order or decree applicable to the Company or any Affiliate, (c) require any consent or authorization or filing with, or other act by or in respect of, any governmental authority, or (d) result in a breach of, constitute a default under or constitute an event creating rights of acceleration, termination or cancellation under any mortgage, lease, contract, franchise, instrument or other agreement to which the Company is a party or by which it is bound, other than applicable restrictions contained in any of such documents relating to indebtedness of the Company.


            ARTICLE VII
            VARIOUS COVENANTS OF THE COMPANY

            7.1 No Impairment or Amendment. The Company shall not by any action including, without limitation, amending its certificate of incorporation, any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate to protect the rights of the holder hereof against impairment. Without limiting the generality of the foregoing, the Company will (a) not increase the par value of any shares of Common Stock issuable upon the exercise of this Warrant above the amount payable therefor upon such exercise, (b) take all such action as may be necessary or appropriate in order that the Company may validly issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, (c) obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Company to perform its obligations under this Warrant, and (d) not undertake any reverse stock split, combination, reorganization or other reclassification of the capital stock which would have the effect of making this Warrant exercisable for less than 150,000/5,172,750 percent (2.90655%) of the outstanding shares of
            Common Stock.

            Upon the request of the holder hereof the Company will at any time during the period this Warrant is outstanding acknowledge in writing, in form satisfactory to such holder, the continued validity of this Warrant and the Company's obligations hereunder.

            7.2 Reservation of Common Stock. The Company will at all times reserve and keep available, solely for issuance, sale and delivery upon the exercise of this Warrant a number of shares of Common Stock equal to the number of shares of Common Stock issuable upon the exercise of this Warrant. All such shares of
            Common Stock shall be duly authorized and, when issued upon exercise of this Warrant, shall be validly issued and fully paid and non-assessable with no liability on the part of the holders thereof.

            7.3 Listing on Securities Exchange. If the Company shall list any shares of Common Stock on any securities exchange it will, at its expense, list thereon, maintain and increase when necessary such listing of, all Issued Warrant Shares so long as any shares of Common Stock shall be so listed. The Company will also so list on each securities exchange, and will maintain such listing of, any other securities which the holder of this Warrant shall be entitled to receive upon the exercise thereof if at the time any securities of the same class shall be listed on such securities exchange by the Company.

            7.4 Availability of Information. The Company will cooperate with the holder hereof and of Issued Warrant Shares in supplying such information as may be necessary for such holder to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of this Warrant or such Issued Warrant Shares.

            7.5 Indemnification. If the Company fails to make when due any payments provided for in this Warrant, the Company shall pay to the holder hereof (a) interest at the Default Rate on any amounts due and owing to such holder and (b) such further amounts as shall be sufficient to cover any costs and expenses including, but not limited to, reasonable attorneys' fees and expenses incurred by such holder in collecting any amounts due hereunder.

            The Company shall indemnify, save and hold harmless the holder hereof from and against any and all liability, loss, cost, damage, reasonable attorneys' and accountants' fees and expenses, court costs and all other out-of-pocket expenses (excluding consequential damages) incurred in connection with or arising from an Event of Default.

            7.6 Certain Expenses. The Company shall pay all expenses in connection with, and all taxes (other than stock transfer taxes) and other governmental charges that may be imposed in respect of, the issue, sale and delivery of (a) this
            Warrant, (b) the Issuable Warrant Shares, or (c) the Issued Warrant Shares.


            ARTICLE VIII
            MISCELLANEOUS

            8.1 Nonwaiver. No course of dealing or any delay or failure to exercise any right, power or remedy hereunder on the part of the holder hereof shall operate as a waiver of or otherwise prejudice such holder's rights, powers or remedies.

            8.2 Holder Not a Stockholder. Prior to the exercise of this Warrant as hereinbefore provided, the holder hereof shall not be entitled to any of the rights of a stockholder of the Company including, without limitation, the right as a stockholder to (a) vote on or consent to any proposed action of the Company or (b) receive (i) dividends or any other distributions made to stockholders, (ii) notice of or attend any meetings of stockholders of the Company (except as provided in ARTICLE
            IV) or

            (iii) notice of any other proceedings of the Company (except as provided in ARTICLE IV).

            8.3 Notices. Any notice, demand or delivery to be made pursuant to the provisions of this Warrant shall be sufficiently given or made if sent by first class mail, postage prepaid, addressed to (a) the holder of this Warrant or Issued Warrant
            Shares at its last known address appearing on the books of the
            Company maintained for such purpose or (b) the Company at its principal office at 2236 Shelburne Road, Shelburne, Vermont 05482. The holder of this Warrant and the Company may each designate a different address by notice to the other pursuant to this Section 8.3.

            8.4 Like Tenor. All Warrants shall at all times be identical, except as to the Preamble.

            8.5 Remedies. The Company stipulates that the remedies at law of the holder of this Warrant or of Issued Warrant Shares in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this
            Warrant are not and will not be adequate and that, to the fullest extent permitted by law, such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

            8.6 Successors and Assigns. This Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors and assigns of the Company, the holder hereof and the holders of Issued Warrant Shares, to the extent provided herein, and shall be enforceable by any such holder.

            8.7 Modification and Severability. If, in any action before any court or agency legally empowered to enforce any provision contained herein, any provision hereof is found to be unenforceable, then such provision shall be deemed modified to the extent necessary to make it enforceable by such court or agency. If any such provision is not durable as set forth in the preceding sentence, the unenforceability of such provision shall not affect the other provisions of this Agreement, but this Agreement shall be construed as if such unenforceable provision had never been contained herein.

            8.8 Integration. This Warrant replaces all prior agreements, supersedes all prior negotiations and constitutes the entire agreement of the parties with respect to the transactions contemplated herein.

            8.9 Amendment. This Warrant may not be modified or amended except by written agreement of the Company and the holder hereof.

            8.10 Headings. The headings of the Articles and Sections of this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this
            Warrant.

            8.11 Governing Law. This Warrant shall be governed by the laws of the State of New York.

            Dated as of July __, 1997.

            WITNESS:       THE VERMONT TEDDY BEAR CO., INC.



            ________________________
                 By:_____________________________
            Title:Senior Vice President and                  Chief
            Financial Officer




            NOTICE OF EXERCISE FORM

            (To be executed only upon partial or full exercise of the within Warrant)

            The undersigned registered holder of the within Warrant irrevocably exercises the within Warrant for and purchases
            ____
            shares of Common Stock of The Vermont Teddy Bear Co., Inc.

            and
            herewith makes payment therefor in the amount of $     , all
            at
            the price and on the terms and conditions specified in the within
            Warrant, and requests that a certificate (or _____
            certificates
            in denominations of           shares) for the shares of
            Common
            Stock of The Vermont Teddy Bear Co., Inc. hereby purchased be
            issued in the name of and delivered to (choose one) (a) the
            undersigned or (b)                , whose address is
            and, if such shares of Common Stock shall not include all
            the
            shares of Common Stock issuable as provided in the within Warrant, that a new Warrant of like tenor for the number of shares of Common Stock of The Vermont Teddy Bear Co., Inc. not
            being purchased hereunder be issued in the name of and
            delivered
            to (choose one) (a) the undersigned or
            (b)________________________, whose address is
            ___________________________________________________.


            Dated:                   ,

            Signature Guaranteed:              By:

            (Signature of Registered
            Holder)

            ------------------------------
            By:
            [Title:]

            NOTICE:   The signature to this Notice of Exercise must
            correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatever.

            The signature to this Notice of Exercise must be guaranteed by a commercial bank or trust company in the United States or a member firm of the New York Stock
            Exchange.


            ASSIGNMENT FORM

            (To be executed only upon the assignment of the within Warrant)

            FOR VALUE RECEIVED, the undersigned registered holder of the within Warrant hereby sells, assigns and transfers unto
                                    , whose address is
            ________________________________ all of the rights of the
            undersigned under the within Warrant, with respect to
            shares of Common Stock of The Vermont Teddy Bear Co., Inc.
            (the
            "Company") and, if such shares of Common Stock shall not
            include
            all the shares of Common Stock issuable as provided in the within
            Warrant, that a new Warrant of like tenor for the number of shares of Common Stock of The Vermont Teddy Bear Co., Inc. not
            being transferred hereunder be issued in the name of and delivered to the undersigned, and does hereby irrevocably
            constitute and appoint                Attorney to register
            such
            transfer on the books of the Company maintained for the purpose, with full power of substitution in the premises.

            Dated:                   ,

            Signature Guaranteed:              By:

            (Signature of Registered
            Holder)

            -----------------------------
            By:
            [Title:]


            NOTICE:   The signature to this Assignment must correspond
            with
            the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatever.

            The signature to this Assignment must be guaranteed by a commercial bank or trust company in the United States or a member firm of the New York Stock Exchange.

            EXHIBIT 10.34

            STANDARD FORM OF STORE LEASE
            The Real Estate Board of New York, Inc.

            Agreement of Lease, made of this _________ day of October, 1996, between 538 Madison Realty Company, a New York limited partnership with offices c/o Siegel Consultants, 50 School Lane,
            Huntington, New York, party of the first part, hereinafter referred to as OWNER, and The Vermont Teddy Bear Co., Inc.,

            New
            York corporation with offices at 2336 Shelburne Road, #5, Shelburne, Vermont, party of the second part, hereinafter referred to as TENANT,

            Witnesseth:    Owner hereby leases to Tenant and Tenant
            hereby hires from Owner the Street retail space (which excludes the office lobby and elevator) and Lower Level (which shall not include the electric room and a four foot corridor from the sidewalk trap door to the electric room) (See Plan annexed hereto as Exhibit A), in the building known as 538 Madison Avenue, in the Borough of Manhattan, City of New York, for the term of ten
            (10) years, (or until such term shall sooner cease and expire as hereinafter provided) to commence on the ______ day of _____ October, nineteen hundred and ninety-six, and to end on the ______ day of _______________ two thousand and six, both dates inclusive, at an annual rental rate of _________. See Article
            40.

            which Tenant agrees to pay in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, in equal monthly installments in advance on the first day of each month during said term, at the office of Owner or such other place as Owner may designate, without any set off or deduction whatsoever, except that Tenant shall pay the first _________ monthly installment(s) on the execution hereof (unless this lease be a renewal).

            In the event that, at the commencement of the term of this lease, or thereafter, Tenant shall be in default in the payment of rent to Owner pursuant to the terms of another lease with Owner or with Owner's predecessor in interest, Owner may at Owner's option and without notice to Tenant add the amount of such arrears to any monthly installment of rent payable hereunder and the same shall be payable to Owner as additional rent.

            The parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby covenant as follows:

            Rent:          1.   Tenant shall pay the rent as above and
            as hereinafter provided.
            Occupancy:     2.   Tenant shall use and occupy demised
            premises
            for the retail sale of products manufactured by and labeled under The Vermont Teddy Bear Company name, and other brand name products in positioning
            The Vermont Teddy Bear Company as a teddy bear
            "category killer."


            and for no other purpose. Tenant shall at all times conduct its business in a high grade and reputable manner, shall not violate
            Article 37 hereof, and shall keep show windows and signs in a neat and clean condition.

            Alterations:        3.  Tenant shall make no changes in or
            to the
            demised premises of any nature without Owner's prior written consent. Subject to the prior written consent of Owner, and to the provisions of this article. Tenant, at Tenant's expense, may make alterations, installations, additions or improvements which are non-structural and which do not affect utility services or plumbing and electrical lines, in or to the interior of the demised premises by using contractors or mechanics first approved in each instance by Owner. Tenant shall, before making any alterations, additions, installations or improvements, at its expense, obtain all permits, approvals and certificates required by any governmental or quasi-governmental bodies and (upon completion) certificates of final approval thereof and shall deliver promptly duplicates of all such permits, approvals and certificates to Owner and Tenant agrees to carry and will cause
            Tenant's contractors and sub-contractors to carry such workman's compensation, general liability, personal and property damage insurance as Owner may require. If any mechanic's lien is filed against the demised premises, or the building of which the same forms a part, for work claimed to have done for, or materials furnished to, Tenant, whether or not done pursuant to this article, the same shall be discharged by Tenant within 30 days thereafter, at Tenant's expense, by payment or filing the bond required by law. All fixtures and all paneling, partitions, railings and like installations, installed in the premises at any time, either by Tenant or by Owner on Tenant's behalf, shall, upon installation, become the property of Owner and shall remain upon and be surrendered with the demised premises unless Owner, by notice to Tenant no later than twenty days prior to the date fixed as the termination of this lease, elects to relinquish Owner's rights thereto and to have them removed by Tenant, in which event, the same shall be removed from the premises by Tenant prior to the expiration of the lease, at Tenant's expense.
            Nothing in this article shall be construed to give Owner title to or to prevent Tenant's removal of trade fixtures, moveable office furniture and equipment, but upon removal of any such from the premises or upon removal of other installation as may be required by Owner, Tenant shall immediately and at its expense, repair and restore the premises to the condition existing prior to installation and repair any damage to the demised premises or the building due to such removal. All property permitted or required to be removed by Tenant at the end of the term remaining in the premises after Tenant's removal shall be deemed abandoned and may, at the election of Owner, either be retained as Owner's property or may be removed from the premises by Owner at Tenant's expense.

            Repairs:       4.  Owner shall maintain and repair the
            public
            portions of the building, both exterior and interior, except that if Owner allows Tenant to erect on the outside of the building a sign or signs, or a hoist, lift or sidewalk elevator for the exclusive use of Tenant. Tenant shall maintain such exterior installations in good appearance and shall cause the same to be operated in a good and workmanlike manner and shall make all repairs thereto necessary to keep same in good order and condition, at Tenant's own cost and expense, and shall cause the same to be covered by the insurance provided for hereafter in
            Article 8. Tenant shall, throughout the term of this lease, take good care of the demised premises and the fixtures and appurtenances therein, and the sidewalks adjacent thereto, and at its sole cost and expense, make all non-structural repairs thereto as and when needed to preserve them in good working order and condition, reasonable wear and tear, obsolescence and damage from the elements, fire or other casualty, excepted. If the demised premises be or become infested with vermin, Tenant shall at Tenant's expense, cause the same to be exterminated from time to time to the satisfaction of Owner. Except as specifically provided in Article 9 or elsewhere in this lease provided Owner uses reasonable efforts, if possible, to perform its repairs, alterations, additions or improvements in a manner that minimizes
            (a) disruption of Tenant's business operations or (b) an affect on the access to and visibility of the Premises. There shall be no allowance to the Tenant for the diminution of rental value and no liability on the part of Owner by reason of inconvenience, annoyance or injury to business arising from Owner, making or to make any repairs, alterations, additions or improvements in or to any portion of the building including the erection or operation of any crane, derrick or sidewalk shed, or in or to the demised premises or the fixtures, appurtenances or equipment thereof. It is specifically agreed that Tenant shall be not entitled to any set off or reduction of rent by reason of any failure of Owner to comply with the covenants of this or any other article of this lease. Tenant agrees that Tenant's sole remedy at law in such instance will be by way of an action for damages for breach of contract. The provisions of this Article 4 with respect to the making of repairs shall not apply in the case of fire or other
            Casualty which are dealt with in Article 9 hereof.

            Window Cleaning:         5.  Tenant will not clean nor
            require,
            permit, suffer or allow any window in the demised premises to be cleaned from the outside in violation of Section 202 of the New
            York State Labor Law or any other applicable law or of the Rules of the Board of Standards and Appeals, or of any other Board or body having or asserting jurisdiction.

            Requirements of
            Law, Fire Insurance:     6.  Prior to the commencement of
            the
            lease term, if Tenant is then in possession, and at all times thereafter, Tenant, at Tenant's sole cost and expense, shall promptly comply with all present and future laws, orders and regulations of all state, federal, municipal and local governments, departments, commissions and boards and any direction of any public officer pursuant to law, and all orders, rules and regulations of the New York Board of Fire Underwriters or the Insurance Services Office, or any similar body which shall impose any violation, order or duty upon Owner or Tenant with respect to the demised premises, and with respect to the portion of the sidewalk adjacent to the premises, if the premises are on the street level, whether or not arising out of Tenant's use or manner of use thereof, or with respect to the building if arising out of Tenant's use or manner of use of the premises or the building (including the use permitted under the lease). Except as provided in Article 29 hereof, nothing herein shall require
            Tenant to make structural repairs or alterations unless Tenant has by its manner of use of the demised premises or method of operation therein, violated any such laws, ordinances, orders, rules, regulations or requirements with respect thereto. Tenant shall not do or permit any act or thing to be done in or to the demised premises which is contrary to law, or which will invalidate or be in conflict with public liability, fire or other policies of insurance any time carried by or for the benefit of
            Owner. Tenant shall pay all costs, expenses, fines, penalties or damages, which may be imposed upon Owner by reason of Tenant's failure to comply with the provisions of this article. If the fire insurance rate shall, at the beginning of the lease or at any time thereafter be higher than it otherwise would be, then
            Tenant shall reimburse Owner, as additional rent hereunder, for that portion of all fire insurance premiums thereafter, be higher than it otherwise would be, then Tenant shall reimburse Owner, as additional rent hereunder, for that portion of all fire insurance premiums thereafter paid by Owner which shall have been charged because of such failure by Tenant, to comply with the terms of this article. If the fire insurance rate shall, at the beginning of the lease or at any time thereafter, be higher than it otherwise would be, then Tenant shall reimburse Owner, as additional rent hereunder, for that portion of all fire insurance premiums thereafter paid by Owner which shall have been charged because of such failure by Tenant, to comply with the terms of this article. In any action or proceeding wherein Owner and Tenant are parties, a schedule or "make-up" of rate for the building or demised premises issued by a body making fire insurance rates applicable to said premises shall be conclusive evidence of the facts therein stated and of the several items and charges in the fire insurance rate then applicable to said premises.

            Subordination: 7. This lease is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which demised premises are a part and to all renewals, modifications, consolidations, replacements and extensions of any such underlying leases and mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any ground or underlying lessor or by any mortgagee, affecting any lease or the real property of which the demised premises are a part. In confirmation of such subordination. Tenant shall from time to time execute promptly any certificate that Owner may request. Owner agrees to make a request to any future mortgagee to provide Tenant with a non-disturbance and attornment agreement in the Bank's customary form.

            Tenant's Liability
            Insurance Property
            Loss, Damage,
            Indemnity:          8.  Owner or its agents shall not be
            liable
            for any damage to property of Tenant or of others entrusted to employees of the building, nor for loss of or damage to any property of Tenant by theft or otherwise, nor for any injury or damage to persons or property resulting from any cause of whatsoever nature, unless caused by or due to the negligence of owner, its agents, servants or employees. Owner or its agents will not be liable for any such damage caused by other tenants or persons in, upon or about said building or caused by operations in construction of any private, public or quasi public work. Tenant agrees, at Tenant's sole cost and expense, to maintain general public liability insurance in standard form in favor of
            Owner and Tenant against claims for bodily injury or death or property damage occurring in or upon the demised premises, effective from the date Tenant enters into possession and during the term of this lease. Such insurance shall be in an amount and with carriers acceptable to the Owner. Such policy or policies shall be delivered to the Owner. On Tenant's default in obtaining or delivering any such policy or policies or failure to pay the charges for any such policy or policies and charge the
            Tenant as additional rent therefor. Tenant shall indemnify and save harmless Owner against and from all liabilities, obligations, damages, penalties, claims, costs and expenses for which Owner shall not be reimbursed by insurance, including reasonable attorneys fees, paid, suffered or incurred as a result of any breach by Tenant, Tenant's agent, contractors, employees, invitees, or licensees, of any covenant on condition of this lease, or the carelessness negligence or improper conduct of the
            Tenant, Tenant's agents, contractors, employees, invitees or licensees. Tenant's subtenant, and any agent, contractor, employee, invitee or licensee of any subtenant. In case any action or proceeding is brought against Owner by reason of any such claim, Tenant, upon written notice from Owner, will, at Tenant's expense, resist or defend such action or proceeding by counsel approved by Owner in writing, such approval not to be unreasonably withheld.

            Destruction,
            Fire, and
            Other Casualty:     9.  (a) If the demised premises or any
            part
            thereof shall be damaged by fire or other casualty, Tenant shall
            give immediate notice thereof to Owner and this lease shall continue in full force and effect except as hereinafter set forth. (b) If the demised premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Owner and the rent and other items of additional rent, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the
            premises which is usable. (c) If the demised premises are totally damaged or rendered wholly unusable by fire or other casualty, then the rent and other items of additional rent as hereinafter expressly provided shall be proportionately paid up
            to the time of the casualty and thenceforth shall cease
            until the
            date when the premises shall have been repaired and restored by
            Owner (or sooner reoccupied in part by Tenant then rent
            shall be
            apportioned as provided in subsection (b) above), subject to Owner's right to elect not to restore the same as hereinafter provided. (d) If the demised premises are rendered wholly unusable or (whether or not the demised premises are damaged in whole or in part) if the building shall be so damaged that
            Owner
            shall decide to demolish it or to rebuild it, then, in any of
            such events.  Owner may elect to terminate this lease by
            written
            notice to Tenant given within 90 days after such fire or
            casualty
            or 30 days after adjustment of the insurance claim for such fire
            or casualty, whichever is sooner, specifying a date for the expiration of the lease, which date shall not be more than 60 days after the giving of such notice, and upon the date specified in such notice the term of this lease shall expire as fully and completely as if such date were the date set forth above for the termination of this lease and Tenant shall forthwith quit, surrender and vacate the premises without prejudice however, to
            Owner's rights and remedies against Tenant under the lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date and any payments of rent made by Tenant which were on account of any period subsequent to such date shall be returned to Tenant. Unless Owner shall serve a termination notice as provided for herein, Owner shall make the repairs and restorations under the conditions of (b) and (c) hereof, with all reasonable expedition subject to delays due to adjustment of insurance claims, labor troubles and causes beyond
            Owner's control. After any such casualty, Tenant shall cooperate with Owner's restoration by removing from the premises as promptly as reasonably possible, all of Tenant's salvageable inventory and movable equipment, furniture, and other property.
            Tenant's liability for rent shall resume five (5) days after written notice from Owner that the premises are substantially ready for Tenant's occupancy. (e) Nothing contained herein above shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, including Owner's obligation to restore under subparagraph (b) above, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectible and to the extent permitted by law, Owner and
            Tenant each hereby releases and waives all right of recovery with respect to subparagraphs (b), (d), and (e) above, against the other or any one claiming through or under each of them by way of subrogation or otherwise. The release and waiver herein referred to shall be deemed to include any loss or damage to the demised premises and/or to any personal property, equipment, trade fixtures, goods and merchandise located therein. The foregoing release and waiver shall be in force only if both releasors' insurance policies contain a clause providing that such a release or waiver shall not invalidate the insurance. Tenant acknowledges that Owner will not carry insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant and agrees that owner will not be obligated to repair any damage thereto or replace the same. (f) Tenant hereby waives the provisions of
            Section 227 of the Real Property Law and agrees that the provisions of this article shall govern and control in lieu thereof.

            Eminent
            Domain:   10.  If the whole or any part of the demised
            premises
            shall be acquired or condemned by Eminent Domain for any public or quasi public use or purpose, then and in that event, the term of this lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim for the value of any unexpired term of said lease. Tenant shall have the right to make an independent claim to the condemning authority for the value of Tenant's moving expenses and personal property, trade fixtures and equipment, provided Tenant is entitled pursuant to the terms of the lease to remove such property, trade fixtures and equipment at the end of the term and provided further such claim does not reduce Owner's award.

            Assignment,
            Mortgage, Etc.:     11.  Tenant, for itself, its heirs,
            distributees, executors, administrators, legal representatives, successors and assigns expressly covenants that it shall not assign, mortgage or encumber this agreement, nor underlet, or suffer or permit the demised premises or any part thereof to be used by others, without the prior written consent of Owner in each instance. If this lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anybody other than Tenant, Owner may, after default by Tenant, collect rent from the assignee, under-tenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, underletting, occupancy or collection shall be deemed a waiver of the covenant, or the acceptance of the assignee, under-tenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of
            Tenant herein contained. The consent by Owner to an assignment or underletting shall not in any wise be construed to relieve
            Tenant from obtaining the express consent in writing of Owner to any further assignment or underletting.

            Electric
            Current: 12. Rates and conditions in respect to submetering or rent inclusion, as the case may be, to be added in RIDER attached hereto. Tenant covenants and agrees that at all times its use of electric current shall not exceed the capacity of existing feeders to the building or the risers or wiring installation and
            Tenant may not use any electrical equipment which, in Owner's opinion, reasonably exercised, will overload such installations or interfere with the use thereof by other tenants of the building. The change at any time of the character of electric service shall in no wise make Owner liable or responsible to Tenant, for any loss, damages or expenses which Tenant may sustain.

            Access to
            Premises: 13. Owner or Owner's agents shall have the right (but shall not be obligated) to enter the demised premises in any emergency at any time, and, at other reasonable times and (except for emergencies) after reasonable notice to examine the same and to make such repairs, replacements and improvements as Owner may deem necessary and reasonably desirable to any portion of the building or which Owner may elect to perform, in the premises, following Tenant's failure to make repairs or perform any work which Tenant is obligated to perform under this lease, or for the purpose of complying with laws, regulations or other directions of governmental authorities. Tenant shall permit Owner to sue and maintain and replace pipes and conduits in and through the demised premises and to erect new pipes and conduits therein, provided they are concealed within the walls, floors and ceiling, wherever practicable. Owner may, during the progress of any work in the demised premises, take all necessary materials and equipment into said premises without the same constituting an eviction nor shall the Tenant be entitled to any abatement of rent while such work is in progress nor to any damages by reason of loss or interruption of business or otherwise provided Owner uses reasonable efforts, if possible, to perform its repairs, alterations, additions or improvements in a manner that minimizes
            (a) disruption of Tenant's business operations or (b) an affect on the access to and visibility of the Premises. Throughout the term hereof Owner shall have the right to enter the demised premises at reasonable hours on reasonable notice for the purpose of showing the same to prospective purchasers or mortgagees of the building, and during the last six months of the term for the purpose of showing the same to prospective tenants and may, during said six months period, place upon the demised premises the usual notice "To Let" and "For Sale" which notices Tenant shall permit to remain thereon without molestation. If Tenant is not present to open and permit an entry into the demised premises, Owner or Owner's agents may enter the same whenever such entry may be necessary or permissible by master key or forcibly and provided reasonably care is exercised to safeguard
            Tenant's property, such entry shall not render Owner or its agents liable therefor, nor in any event shall the obligations of
            Tenant hereunder be affected. If during the last month of term
            Tenant shall have removed all or substantially all of Tenant's property therefrom, Owner may immediately enter, alter, renovate or redecorate the demised premises without limitation or abatement of rent, or incurring liability to Tenant for any compensation and such act shall have no effect on this lease or
            Tenant's obligations hereunder. Owner shall have the right at any time, without the same constituting an eviction and without incurring liability to Tenant therefor to change the arrangement and/or location of public entrances, passageways, doors, doorways, corridors, elevators, stairs, toilets, or other public parts of the building and to change the name, number or designation by which the building may be known provided Owner uses reasonable efforts, if possible, to perform its repairs, alterations, additions or improvements in a manner that minimizes
            (a) disruption of Tenant's business operations or (b) an affect on the access to and visibility of the Premises.

            Vault,
            Vault Space, Area: 14. No vaults, vault space or area, whether or not enclosed or covered, not within the property line of the building is leased hereunder, anything contained in or indicated on any sketch, blueprint or plan, or anything contained elsewhere in this lease to the contrary notwithstanding. Owner makes no representation as to the location of the property line of the building. All vaults and vault space and all such areas not within the property line of the building, which tenant may be permitted to use and/or occupy, is to be used and/or occupied under a revocable license, and if any such license be revoked, or if the amount of such space or area be diminished or required by any federal, state or municipal authority or public utility, Owner shall not be subject to any liability nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation, diminution or requisition be deemed constructive or actual eviction. Any tax, fee or charge of municipal authorities for such vault or area shall be paid by
            Tenant.

            Occupancy:          15.  Tenant will not at any time use or
            occupy the demised premises in violation of Articles 2 or 37 hereof, or of the certificate of occupancy issued for the building of which the demised premises are a part. Tenant has inspected the premises and accepts them as is, subject to the riders annexed hereto with respect to Owner's work, if any. In any event, Owner makes no representation as to the condition of the premises and Tenant agrees to accept the same subject to violations whether or not of record.

            Bankruptcy:         16.  (a) Anything elsewhere in this
            lease to
            the contrary notwithstanding, this lease may be canceled by Landlord by the sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: The (1) filing by Tenant of a voluntary petition in bankruptcy or under the laws of any state naming Tenant as the debtor or (2) the filing of an involuntary petition in bankruptcy naming Tenant as the debtor which petition is not dismissed within sixty (60) days; or (3) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the premises demised but shall forthwith quit and surrender the premises. If this lease shall be assigned in accordance with its terms, the provisions of this Article 16 shall be applicable only to the party then owning Tenant's interest in this lease.

            (b) It is stipulated and agreed that in the event of the termination of this lease pursuant to (a) hereof, Owner shall forthwith, notwithstanding any other provisions of this lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the fair and reasonable rental value of the demised premises for the same period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the demises premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum.
            If such premises or any part thereof be re-let by the Owner for the unexpired term of said lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall be deemed to be the fair and reasonable rental value for the part or the whole of the premises to re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of the Owner to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

            Default:  17.  (1) If Tenant defaults in fulfilling any of the
            covenants of this lease other than the covenants for the
            payment
            of rent or additional rent; or if the demised premises
            become
            vacant or deserted; or if any execution or attachment shall be
            issued against Tenant or any of Tenant's property whereupon the
            demised premises shall be taken or occupied by someone other than
            Tenant; or if this lease be rejected under Section 365 of
            Title
            11 of the U.S. Code (Bankruptcy Code); or a Tenant shall
            fail to
            move into or take possession of the premises within thirty
            (30)
            days after the commencement of the term of this lease, of which fact Owner shall be the sole judge; then, in any one or more of such events, upon Owner serving a written fifteen (15) days notice upon Tenant specifying the nature of said default and upon the expiration of said fifteen (15) days, if Tenant shall have failed to comply with or remedy such default, or if the said default or omission complained of shall be of a nature that the same cannot be completely cured or remedied within said fifteen
            (15) day period and if Tenant shall not have diligently commenced curing such reasonable diligence and in good faith proceed to remedy or cure such default, then Owner may serve a written five
            (5) days notice of cancellation of this lease upon Tenant, and upon the expiration of said five (5) days, this lease and the term thereunder shall end and expire as fully and completely as if the expiration of such five (5) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof and Tenant shall then quit and surrender the demised premises to Owner but Tenant shall remain liable as hereinafter provided.
            (2) If the notice provided for in (1) hereof shall have been given, and the term shall expire as aforesaid; of if Tenant shall make default in the payment of the rent reserved herein or any item of additional rent herein mentioned or any part of either or in making any other payment herein required; then and in any of such events Owner may without notice, re-enter the demised premises, and dispossess Tenant by summary proceedings or otherwise, and the legal representative of Tenant or other occupant of demised premises and remove their effects and hold the premises as if this lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end.

            Remedies of Owner and
            Waiver of Redemption:    18.  In case of any such default,
            re-
            entry, expiration and/or dispossess by summary proceedings
            or
            otherwise, (a) the rent, and additional rent, shall become due
            thereupon and be paid up to the time of such re-entry,
            dispossess
            and/or expiration.  (b) Owner may re-let the premises or any part
            or parts thereof, either in the name of Owner or otherwise, for a
            term or terms, which may at Owner's option be less than or exceed
            the period which would otherwise have constituted the
            balance of
            the term of this lease and may grant concessions or free
            rent or
            charge a higher rental than that in this lease, and/or (c)
            Tenant
            or the legal representatives of Tenant shall also pay Owner as
            liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained any deficiency between the rent hereby reeved and/or covenanted to be paid
            and
            the net amount, if any, of the rents collected on account of the
            subsequent lease or leases of the demised premises for each month
            of the period which would otherwise have constituted the
            balance
            of the term of this lease.  The failure of Owner to re-let the
            premises or any part or parts thereof shall not release or affect
            Tenant's liability for damages.  In computing such
            liquidated
            damages there shall be added to the said deficiency such
            expenses
            as Owner may incur in connection with the re-letting, such as
            reasonable legal expenses, reasonable attorneys' fees,
            brokerage,
            advertising and for keeping the demised premises in good
            order or
            for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent day specified in this lease.  Owner, in putting the
            demised
            premises in good order or preparing the same for re-rental may,
            at Owner's option, make such alterations, repairs,
            replacement,
            and/or decorations in the demised premises as Owner, in
            Owner's
            reasonable judgment, considers advisable and necessary for the
            purpose of re-letting the demised premises, and the making of
            such alterations, repairs, replacements, and/or decorations shall
            not operate or be construed to release Tenant from
            liability.
            Owner shall in no event be liable in any way whatsoever for failure to re-let the demised premises, or in the event that the demised premises are re-let, for failure to collect the rent thereof under such re-letting, and in no event shall Tenant be entitled to receive any excess, if any, of such net rent collected over the sums payable by Tenant to Owner hereunder. In the event of a breach or threatened breach by Tenant or any of
            the covenants or provisions hereof.  Owner shall have the
            right
            of injunction and the right to invoke any remedy allowed at law
            or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this lease of any particular remedy, shall not preclude Owner from any
            other
            remedy, in law or in equity.  Tenant hereby expressly waives any
            and all rights of redemption granted by or under any present
            or
            future laws.
            Fees and
            Expenses:      19.  If Tenant shall default in the
            observance or
            performance of any term or covenant on Tenant's part to be observed or performed under or by virtue of any of the terms or provisions in any article of this lease, after notice if
            required
            and upon expiration of any applicable grace period if any, (except in an emergency), then, unless otherwise provided elsewhere in this lease, Owner may immediately or at any time thereafter and without notice perform the obligation of
            Tenant
            thereunder, and if Owner, in connection therewith or in connection with any default by Tenant in the covenant to pay rent hereunder, makes any reasonable expenditures or incurs any obligations for the payment of money, including but not limited to reasonable attorneys' fees, in instituting, prosecuting
            or
            fending any actions or proceeding and prevails in any such action
            or proceeding, such sums so paid or obligations incurred
            with
            interest and costs shall be deemed to be additional rent hereunder and shall be paid by Tenant to Owner within ten
            (10)
            days of rendition of any bill or statement to Tenant therefor, and if Tenant's lease term shall have expired at the time of making of such expenditures or incurring of such obligations, such sums shall be recoverable by Owner as damages.

            No Representations
            by Owner:           20.  Neither Owner nor Owner's agent
            have
            made any representations or promises with respect to the physical condition of the building, the land upon which it is erected or the demised premises, the rents, leases, expenses of operation, or any other matter or thing affecting or related to the premises except as herein expressly set forth and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this lease.
            Tenant has inspected the building and the demised premises and is thoroughly acquainted with their condition, and agrees to take the same "as is," except for Owner's work described in Exhibit B, and acknowledges that the taking of possession of the demised premises by Tenant shall be conclusive evidence that the said premises and the building of which the same form a part were in good and satisfactory condition at the time such possession was so taken, except as to latent defects. As understandings and agreements heretofore made between the parties hereto are merged in this contract, which alone fully and completely expresses the agreement between Owner and Tenant and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

            End of Term:   21.  Upon the expiration or other termination
            of
            the term of this lease, Tenant shall quit and surrender to Owner the demised premises, broom clean, in good order and condition, ordinary wear excepted, and Tenant shall remove all its property.
            Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of this lease. If the last day of the term of this lease or any renewal thereof, falls on Sunday, this lease shall expire at noon on the preceding
            Saturday unless it be a legal holiday in which case it shall expire at noon on the preceding business day.

            Quiet Enjoyment:    22.  Owner covenants and agrees with
            Tenant
            that upon Tenant paying the rent and additional rent and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject, nevertheless, to the terms and conditions of this lease including, but not limited to, Article 33 hereof and to the ground leases, underlying leases and mortgages hereinbefore mentioned.

            Failure to
            Give Possession:    23.  If Owner is unable to give
            possession of
            the demised premises on the date of the commencement of the term hereof, because of the holding-over or retention of possession of any tenant, undertenant or occupants, or if the premises are located in a building being constructed, because such building has not been sufficiently completed to make the premises ready for occupancy or because of the fact that certificate of occupancy has not been procured or for any other reason, Owner shall not be subject to any liability for failure to give possession on said date and the validity of the lease shall not be impaired under such circumstances, nor shall the same be construed in any wise to extend the term of this lease, but the rent payable hereunder shall be abated (provided Tenant is not responsible for the inability to obtain possession or complete construction) until after Owner shall have given Tenant written notice that the Owner is able to deliver possession in the condition required by this lease. If permission is given to Tenant to enter into the possession of the demised premises or to occupy premises other than the demised premises prior to the date specified as the commencement of the term of this lease, Tenant covenants and agrees that such possession and/or occupancy shall be deemed to be under all the terms, covenants, conditions and provisions of this lease except the obligation to pay the fixed annual rent set forth in page one of this lease. The provisions of this article are intended to constitute "an express provision to the contrary" within the meaning of Section 223-a of the New
            York Real Property Law.

            No Waiver:          24.  The failure of Owner to seek
            redress for
            violation of, or to insist upon the strict performance of any covenant or condition of this lease or of any of the Rules or
            Regulations set forth or hereafter adopted by Owner, shall not prevent a subsequent act which would have originally constituted a violation from having all the force and effect of an original violation. The receipt by Owner of rent and/or additional rent with knowledge of the breach of any covenant of this lease shall not be deemed a waiver of such breach and no provision of this lease shall be deemed to have been waived by Owner unless such waiver be in writing signed by Owner. No payment by Tenant or receipt by Owner of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement of any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and owner may accept such check or payment without prejudice to Owner's right to recover the balance of such rent or pursue any other remedy in this lease provided. No act or thing done by Owner or Owners agents during the term hereby demised shall be deemed in acceptance of a surrender of said premises and no agreement to accept such surrender shall be valid unless in writing signed by
            Owner. No employee of Owner or Owner's agent shall have any power to accept the keys of said premises prior to the termination of the lease and the delivery of keys to any such agent or employee shall not operate as a termination of the lease or a surrender of the premises.

            Waiver of
            Trial by Jury: 25. It is mutually agreed by and between Owner and Tenant that the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other (except for personal injury or property damage) on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Owner and Tenant. Tenant's use of or occupancy of said premises, and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Owner commences any proceeding or action for possession including a summary proceeding for possession of the premises, Tenant will not interpose any counterclaim of whatever nature or description in any such proceeding, including a counterclaim under Article 4 except for statutory mandatory counterclaims.

            Inability to
            Perform:       26.  This lease and the obligation of Tenant
            to
            pay rent hereunder and perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in no wise be affected, impaired or excused because Owner is unable to fulfill any of its obligations under this lease or to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repair, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment, fixtures or other materials if Owner is prevented or delayed from so doing by reason of strike or labor troubles, government preemption or restrictions or by reason of any rule, order or regulation of any department or subdivision thereof of any government agency or by reason of the conditions of which have been or are affected, either directly or indirectly, by war or other emergency, or when, in the judgment of Owner, temporary interruption of such services is necessary by reason of accident, mechanical breakdown, or to make repairs, alteration or improvements.

            Bills and
            Notices:       27.  [Deleted.]

            Water
            Charges:       28.  If Tenant requires, uses or consumes
            water
            for any purpose in addition to ordinary lavatory purposes (of which fact Tenant constitutes Owner to be the sole judge) Owner may install a water meter and thereby ensure Tenant's water consumption for all purposes. Tenant shall pay Owner for the cost of the meter and the cost of the installation thereof and throughout the duration of Tenant's occupancy Tenant shall keep said meter and installation equipment in good working order and repair at Tenant's own cost and expense. Tenant agrees to pay for water consumed, as shown on said meter as and when bills are rendered. Tenant covenants and agrees to pay the sewer rent, charge or any other tax, rent, levy or charge which now or hereafter is assessed, imposed or a lien upon the demised premises or the realty of which they are part pursuant too law, order or regulation made or issued in connection with the use, consumption, maintenance or supply of water, water system or sewage or sewage connection or system. The bill rendered by Owner shall be payable by Tenant as additional rent. If the building or the demised premises or any part thereof be supplied with water through a meter through which water is also supplied to other premises Tenant shall pay to Owner as additional rent, a pro-rata share on the first day of each month of the total meter charges, as Tenant's portion. Independently of and in addition to any of the remedies reserved to Owner hereinabove or elsewhere in this lease, Owner may sue for and collect any monies to be paid by Tenant or paid by Owner for any of the reasons or purposes hereinabove set forth.

            Sprinklers:         29.  Anything elsewhere in this lease to
            the
            contrary notwithstanding, if the New York Board of Fire Underwriters or the Insurance Services Office or any bureau, department or official of the federal, state or city government require or recommend the installation of a sprinkler system or that any changes, modifications, alterations, or additional sprinkler heads or other equipment be made or supplied in an existing sprinkler system by reason of Tenant's business, or the location of partitions, trade fixtures, or other contents of the demised premises, or for any other reason, or if any such sprinkler system installation, changes, modifications, alterations, additional sprinkler heads or other such equipment, become necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler system in the fire insurance rate set by any said Exchange or by any fire insurance company, Tenant shall, at Tenant's expense, promptly make such sprinkler system installations, changes, modifications, alterations, and supply additional sprinkler heads or other equipment as required whether the work involved shall be structural or nonstructural in nature. Tenant shall pay a pro-rata share to Owner as additional rent the sum of $______________
            on the first day of each month during the term of this lease as
            Tenant's portion of the contract price for sprinkler supervisory service.

            Elevators,
            Heat,
            Cleaning:      30.  Tenant shall at Tenant's expense keep
            demised
            premises clean and in order, to the satisfaction to Owner, and if demised premises are situated on the street floor, Tenant shall, at Tenant's own expense, make all repairs and replacements to the sidewalks and curbs adjacent thereto, and keep said sidewalks and curbs free from snow, ice, dirt and rubbish. Tenant shall pay to
            Owner the cost of removal of any of Tenant's refuse and rubbish from the building. Bills for the same shall be rendered by Owner to tenant at such times as Owner may elect and shall be due and payable when rendered, and the amount of such bills shall be deemed to be, and be paid as, additional rent. Tenant shall, however, have the option of independently contracting for the removal of any of Tenant's refuse and rubbish from the building.
            Bills for the same shall be rendered by Owner to Tenant at such times as Owner may elect and shall be due and payable when rendered, and the amount of such bills shall be deemed to be, and be paid as, additional rent. Tenant shall, however, have the option of independently contracting for the removal of such rubbish and refuse in the event that Tenant does not wish to have same done by employees of Owner. Under such circumstances, however, the removal of such refuse and rubbish by others shall be subject to such rules and regulations as, in the judgment of
            Owner, are necessary for the proper operation of the building.

            Security: 31. Tenant has deposited with Owner the sum of $150,000 as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this lease:
            it is agreed that in the event Tenant defaults in respect of any of the terms, provisions and conditions of this lease including, but not limited to, the payment of rent and additional rent, Owner may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum which Owner may expend or may be required to expend by reason of Tenant's default in respect of any of the terms, covenants and conditions of this lease, including but not limited to, any damages or deficiency in the reletting of the premises, whether such damages or deficiency accrued before or after summary proceedings or other re-entry by
            Owner. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this lease, plus accrued interest if any, pursuant to Article 65, the security shall be returned to Tenant after the date fixed as the end of the Lease and after delivery of entire possession of the demised premises to Owner. In the event of a sale of the land and building or leasing of the building, of which the demised premises form a part, Owner shall have the right to transfer the security to the vendee or lessee and Owner shall thereupon be released by Tenant from all liability for the return of such security, and Tenant agrees to look to the new
            Owner solely for the return of said security; and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new Owner. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither Owner nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

            Captions       32.  The Captions are inserted only as a
            matter of
            convenience and for reference and in no way define, limit or describe the scope of this lease nor the intent of any provision thereof.

            Definitions:        33.  The term "Owner" as used in this
            lease
            means only the Owner, or the mortgagee in possession, for the time being of the land and building (or the Owner of a lease of the building or of the land and building) of which the demised premises form a part, so that in the event of any sale or sales of said land and building or of said lease, or in the event of a lease of said building, or of the land and building, the said
            Owner shall be and hereby is entirely freed and relieved of all covenants and obligations of Owner hereunder, and it shall be deemed and construed without further agreement between the parties of their successors in interest, or between the parties and the purchaser, at any such sale, or the said lessee of the building, or of the land and building, that the purchaser or the lessee of the building has assumed and agreed to carry out any and all covenants and obligations of Owner hereunder. The words
            "re-enter" and "re-entry" as used in this lease are not restricted to their technical legal meaning. The term "business days" as used in this lease shall exclude Saturdays, Sundays and all days designated as holidays by the applicable building service union employees service contract or by the applicable
            Operating Engineers contract with respect to HVAC service. Wherever it is expressly provided in this lease that consent shall not be unreasonably withheld, such consent shall not be unreasonably delayed.

            Adjacent
            Excavation-
            Shoring:       34.  If an excavation shall be made upon land
            adjacent to the demised premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, license to enter upon the demised premises for the purpose of doing such work as said person shall deem necessary to preserve the wall or the building of which demised premises form a part from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Owner, or diminution or abatement of rent provided Owner uses reasonable efforts, if possible, to perform its repairs, alterations, additions or improvements in a manner that minimizes (a) disruption of Tenant's business operations or
            (b) an affect on the access to and visibility of the Premises.

            Rules
            and Regulations:    35.  Tenant and Tenant's servants,
            employees,
            agents, visitors, and licensees shall observe faithfully, and comply strictly with the Rules and Regulations and such other and further reasonable Rules and Regulations as Owner or Owners agents may from time to time adopt. Notice of any additional rules or regulations shall be given in such manner as Owner may elect. In case Tenant disputes the reasonableness of any additional Rule or regulation hereafter made or adopted by Owner or Owner's agents, the parties hereto agree to submit the question of the reasonableness of such Rule or Regulation for decision of the New York office of the American Arbitration

            Association, whose examination shall be final and conclusive upon the parties hereto. The right to dispute the reasonableness of any additional Rule or Regulation upon Tenant's part shall be deemed waived unless the same shall be asserted by service of a notice, in writing upon Owner within fifteen (15) days after the giving of notice thereof. Nothing in this lease contained shall be construed to impose upon Owner any duty or obligation to enforce the Rule and Regulations or terms, covenants or conditions in any other lease, as against any other tenant and
            Owner shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees.

            Glass:              36.  Owner shall replace, at the expense
            of
            Tenant, any and all plate and other glass damaged or broken from any cause whatsoever in and about the demised premises. Owner may insure, and keep insured, at Tenant's expense, all plate and other glass in the demised premises for and in the name of Owner.
            Bills for the premiums therefor shall be rendered by Owner to
            Tenant at such times as Owner may elect, and shall be due from, and payable by, Tenant when rendered, and the amount thereof shall be deemed to be, and be paid as, additional rent.

            Pornographic
            Uses Prohibited:    37.       Tenant agrees that the value
            of the
            demised premises and the reputation of the Owner will be seriously injured if the premises are used for any obscene or pornographic purposes of any sort of commercial sex establishment. Tenant agrees that Tenant will not bring or permit any obscene or pornographic material on the premises , and shall not permit or conduct any obscene, nude, or semi-nude live performances on the premises, nor permit use of the premises for nude modeling, rap sessions, or as a so-called rubber good shop, or as a sex club of any sort, or as a "massage parlor." Tenant agrees further that Tenant will not permit any of these uses by any sublessee or assignee of the premises. This Article shall directly bind any successors in interest to the Tenant. Tenant agrees that if at any time Tenant violates any of the provisions of this article, such violation shall be deemed a breach of a substantial obligation of the terms of this lease and objectionable conduct. Pornographic materials is defined for the purposes of this Article as any written or pictorial manner with prurient appeal or any objects of instrument that are primarily concerned with lewd and prurient sexual activity. Obscene material is defined here as it is in Penal law 235.00.

            Estoppel
            Certificate:        38.  Tenant, at any time, and from time
            to
            time, upon at least 10 days prior notice by Owner, shall execute, acknowledge and deliver to owner, and/or to any other person, firm, or corporation specified by Owner, a statement certifying that this lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications), stating the dates which the rent and additional rent have been paid, and stating whether or not there exists any defaults by Owner under this lease, and, if so, specifying each such default.

            Successors
            and Assigns:        39.  The covenants, conditions and
            agreements
            contained in this lease shall bind and inure to the benefit of
            Owner and Tenant and their respective heirs, distributees, executors, administrators, successors, and except as otherwise provided in this lease, their assigns. Tenant shall look only to

            Owner's estate and interest in the land and building for the satisfaction of Tenant's remedies for the collection of a judgment (or other judicial process) against Owner in the event of any default by Owner hereunder, and no other property or assets of such Owner (or any partner, member, officer or director thereof, disclosed or undisclosed), shall be subject to levy, execution or other enforcement procedure for the satisfaction of
            Tenant's remedies under or with respect to this lease, the relationship of Owner and Tenant hereunder, or Tenant's use and occupancy of the demised premises.


            IN WITNESS WHEREOF, Owner and Tenant have respectively signed and sealed this lease as of the day and year first above written.

            Witness for Owner:                 538 MADISON REALTY
            COMPANY


            _________________________
                 By:____________________________________


            Witness for Tenant:                VERMONT TEDDY BEAR CO.,
            INC.


            _________________________
                 By:____________________________________

                 ACKNOWLEDGEMENTS

            CORPORATE OWNER
            STATE OF _______________
            COUNTY OF _____________

            On this _____ day of _____________, 19__, before me
            personally came _____________________ to me known, who being by
            me duly sworn, did depose and say that he resided in _________________________; that he is the
            ______________________
            of ________________________ the corporation described in and which executed the foregoing instrument, as OWNER; the he knows the seal of said corporation; the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the
            Board of Directors of said corporation, and that he signed his name thereto by like order.

            ___________________________________
            ___

            CORPORATE TENANT
            STATE OF _______________
            COUNTY OF _____________

            On this _____ day of _____________, 19__, before me
            personaly came _____________________ to me known, who being by me
            duly sworn, did depose and say that he resided in _________________________; that he is the
            ______________________
            of ________________________ the corporation described in and which executed the foregoing instrument, as TENANT; the he knows the seal of said corporation; the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the
            Board of Directors of said corporation, and that he signed his name thereto by like order.

            ___________________________________
            ___________

            INDIVIDUAL OWNER
            STATE OF _______________
            COUNTY OF _____________

            On this _____ day of _____________, 19__, before me
            personally came _____________________ to be known and known to me to be the individual described in and who, as OWNER, executed the foregoing instrument and acknowledged to me that _____________________________ he executed the same.

            ___________________________________
            ___________

            INDIVIDUAL TENANT
            STATE OF _______________
            COUNTY OF _____________

            On this _____ day of _____________, 19__, before me
            personally came _____________________ to be known and known to me to be the individual described in and who, as TENANT, executed the foregoing instrument and acknoweldged to me that _____________________________ he executed the same.

            ___________________________________
            ___________


                 INDEX TO RIDER

            ARTICLE   PAGE
            40.  Basic Rent     1
            41.  Real Estate Taxes, Operating Expenses   1
            42.  Taxes on Personalty 2
            43.  Alterations    3
            44.  Repairs   5
            45.  Maintenance    5
            46.  Landlord's Obligation re Compliance     5
            47.  Modification of the Lease for Mortgagee 6
            48.  Insurance 6
            49.  Indemnification     8
            50.  Waiver of Subrogation    9
            51.  Assignment and Subletting     9
            52.  Access to Premises  12
            53.  Use of Premises     12
            54.  Tenant's Use and Compliance with Laws and Insurance
                 12
            55.  Quality of Building 12
            56.  Vending Machines    13
            57.  Three Proceedings and Grace Period 13
            58.  Late Charges   13
            59.  No Representations  14
            60.  Provisions re Surrender  14
            61.  Holdover  15
            62.  Notice    15
            63.  HVAC 16
            64.  Utilities 16
            65.  Security  17
            66.  Definition of Owner and Landlord   17
            67.  Plate Glass    17
            68.  Estoppel  17
            69.  Limitation of Landlord Liability   18
            70.  Tenant Occupying Other Space  19
            71.  Landlord's Right to Make Changes in the Building  19
            72.  Lease Not Binding Until Signed     19
            73.  Rider Controls 19
            ARTICLE   PAGE
            74.  Signs     19
            75.  Broker    20
            76.  Landlord's Right to Cancel    20
            77.  Security Gate  23
            78.  Tenant's Work; Access to Landlord  23

            79.  Landlord's Right to Recapture Space     23
            80.  Four Foot Corridor  23
            81.  Method of Payment   23























            40. Basic Rent. Tenant shall pay to Landlord a basic rent ("Basic Rent") per annum as follows:
            Year 1              $300,000
            Year 2              $300,000
            Year 3              $300,000
            Year 4              $330,000
            Year 5              $330,000
            Year 6              $330,000
            Year 7              $363,000
            Year 8              $363,000
            Year 9              $363,000
            Year 10             $363,000

            Notwithstanding the foregoing, Basic Rent shall not commence until January 1, 1997. Tenant shall be liable for all other obligations under this Lease. Tenant shall be entitled to take possession of the Premises as of the date of execution and delivery of this Lease by both parties.
            41. Real Estate Taxes, Operating Expenses. Tenant covenants and agrees to pay as additional rent, without set-off or deduction 50% of any and all increases in Real Estate
            Taxes,
            as hereinafter defined, above those for the 1997-1998 fiscal tax
            year (hereinafter referred to as the "Base Tax Year")
            imposed on
            the land and Building (which for purposes of this Article
            are
            known as the "Taxable Premises") with respect to every
            calendar
            year or part thereof during the term of this Lease, whether any
            such increase results from a higher tax rate or an increase in
            the assessed valuation of the property, or both.  If the
            Real
            Estate Taxes for the Base Tax Year are finally reduced as
            the
            result of tax reduction or other proceeding to reduce the
            assess
            valuation of the Taxable Premises, the parties agree that
            such
            Base Tax Year, as reduced, shall be the Base Tax Year for
            the
            purposes of all computations hereunder. "Real Estate Taxes" shall be defined as including the following items: (a) real estate taxes imposed on the Taxable Premises and (b) assessments levied, assessed or imposed against such Taxable Premises.
            If
            due to a change in the method of taxation any franchise,
            income,
            profit, or other tax, however designated, shall be levied
            against
            Landlord's interest in the property in whole or in part or the
            rents or profits therefrom for or in lieu of any tax which would
            otherwise constitute Real Estate Taxes, such taxes shall be included in the term "Real Estate Taxes" for purposes hereof. All such payment shall be appropriately pro-rated for any
            partial
            calendar years in which the terms of this Lease shall
            commence or
            expire. A copy of the Tax Bill of the City of New York shall be
            sufficient evidence of the amount of Real Estate Taxes.
            Tenant
            shall pay the amount due within 30 days of receipt of notice from
            Landlord.
            Only Landlord shall be eligible to institute tax reduction or other proceedings to reduce the assessed valuation of the Taxable Premises. Should Landlord be successful in any such reduction proceedings and obtain a rebate for periods during which Tenant has paid its share of increases, and provided that
            Tenant is not in default under this Lease, Landlord shall, after
            deducting its expenses, including, without limitation,
            attorneys'
            fees and disbursements in connection therewith, shall at Landlord's option either (a) promptly return to Tenant its percentage of such rebate after Landlord has received such proceeds or (b) credit Tenant with such amount against the forthcoming monthly Basic Rent(s). Tenant may not obtain any portion of the benefits which may accrue to Landlord from any reduction in Real Estate Taxes for any year below those
            imposed
            in the Base Tax Year.
            Landlord's failure during the Lease term to prepare and deliver any of the foregoing tax bills, statements or bills, or
            Landlord's failure to make a demand, shall not in any way
            waive
            or cause Landlord to forfeit or surrender its rights to
            collect
            any of the foregoing items of additional rent which may
            become
            due during the term of this Lease. Tenant's liability for
            the
            amounts due under this Article shall survive the expiration of
            the term. In no event shall any rent adjustment hereunder
            result
            in a decrease in the Basic Rent.
            42.   Taxes on Personalty.    Tenant shall be liable for all
            taxes levied against personal property and trade fixtures
            placed
            by Tenant in or about the Premises, including but not
            limited to
            shelves, counters, wall safes, partitions, fixtures,
            machinery,
            refrigeration and heating, ventilating and air-conditioning equipment, or as a result of any alterations or improvements made to the Premises by Tenant, and if Landlord pays the taxes
            based
            on such increased assessment, Tenant, with thirty (30) days notice, shall repay to Landlord as additional rent the taxes so paid by Landlord.
            43.  Alterations.   Supplementing Article 3
            (a) No alterations or additions shall at any time be made to the Premises by Tenant without Landlord's prior written consent except for decorative work in the nature of wallpaper,
            paint,
            interior carpentry, and the like ("Decorative Work"). For
            all
            alterations other than Decorative Work, including but not
            limited
            to plumbing and electric, Tenant must submit detailed plans to
            Landlord for its approval. Landlord shall not unreasonably withhold or delay its consent to non-structural alterations and plumbing provided the alterations to the plumbing systems do not
            adversely affect the remainder of the Building. Tenant shall pay
            for Landlord's expenses including reasonable architects and attorneys fees in connection with any request for approval. If
            Landlord shall give its consent, all work, repairs and alterations made by Tenant shall be done in a good workmanlike manner which shall be in keeping with the high quality of
            the
            Building and shall be in compliance with any applicable governmental rules and regulations and the cost thereof shall be paid by Tenant, so that the Premises shall at all times be free
            of liens for labor and materials supplied or claimed to have been
            supplied to the Premises. Tenant shall obtain completion
            and/or
            surety bonds or letter of credit(s) in amounts and in form acceptable to Landlord. Tenant and its contractors and sub-contractors shall carry workman's compensation insurance and general liability, theft, personalty and property damage insurance as detailed in Article 48. Any alterations, with the exception of trade fixtures and personalty removable without damage to the Premises, shall immediately become the property of
            Landlord, subject only to the use of same by Tenant during the
            term of this Lease, or any renewal thereof. All contractors
            and
            sub-contractors shall be union contractors.
            (b) Tenant shall indemnify, defend and save harmless Landlord from and against any and all costs, expenses, claims, losses, damages, fines or penalties, including reasonable
            counsel
            fees and disbursements, because of or due to Tenant's
            failure to
            comply with the provisions of subparagraph (a) of this
            Article
            43, and Tenant shall not call upon Landlord for any
            disbursement
            or outlay of money whatsoever in connection with such work,
            and
            hereby expressly releases and discharges Landlord of and
            from any
            liability or responsibility whatsoever in connection
            therewith.
            (c) Nothing contained in this Lease shall authorize Tenant to do any act which may create or be the foundation for any lien, mortgage or other encumbrance upon the reversion or other
            estate
            of Landlord, or of any interest of Landlord in the Premises,
            or
            upon or in the Building or improvements thereon; it being
            agreed
            that should Tenant cause any alterations, changes,
            additions,
            improvements or repairs to be made to the Premises, or cause materials to be furnished or labor to be performed therein or thereon, neither Landlord nor the Premises shall, under any circumstances, be liable for the payment of any expense incurred or for the value of any work done or material furnished to the
            Premises or any part thereof; but all such alterations,
            changes,
            additions, improvements and repair and materials and labor shall
            be at Tenant's expenses and Tenant shall be solely and
            wholly
            responsible for the contractors, laborers and materialmen furnishing labor and materials to said Premises and the Building or any part thereof. If, because of any act or omission of Tenant, any mechanic's or other lien or order for the payment of money shall be filed against the Premises or any Building or improvement thereon, or against Landlord (whether or not such lien or order is valid or enforceable as such), Tenant
            shall, at
            Tenant's own cost and expense, within forty (40) days after the
            date of notice thereof, cause the same to be canceled and discharged of record, or furnish Landlord with a surety bond issued by a surety company or letter of credit reasonably satisfactory to the Landlord, protecting Landlord from any loss because of non-payment of such lien claim, and further shall indemnify, defend and save harmless Landlord from and against any and all costs, expenses, claims, losses or damages,
            including
            reasonable counsel fees, resulting therefrom or by reason
            thereof.
            44. Repairs. Supplementing Article 4, Tenant shall take good care of the Premises and shall, at the Tenant's own cost and expense, make all repairs except structural repairs not
            caused or
            occasioned by Tenant, its agents, employees, licensees,
            invitees
            or customers. Tenant shall make all non-structural repairs, within the Premises, including but not limited to the following:
            repairs to plate glass, ceilings, floors, non-bearing walls, electrical, plumbing and decorating, and at the end or other expiration of the term, shall deliver up the Premises in good order or condition, damages by the elements and normal wear
            and
            tear excepted. In the event Landlord is responsible for any repairs Tenant shall give Landlord written notice detailing the repairs to be done and Landlord shall have a reasonable time to
            perform such repairs.
            45.  Maintenance.   Supplementing Article 4, Tenant agrees
            that it shall maintain the Premises in a clean and orderly manner
            at its sole cost and expense to the reasonable satisfaction of
            Landlord, and Landlord shall have no responsibility
            whatsoever
            for maintenance or cleaning of the Premises. Tenant shall
            place
            its refuse in areas approved by Landlord. Landlord shall
            have the
            right to remove Tenant's refuse from non-approved areas and charge Tenant two times Landlord's removal cost. Tenant, at its sole cost and expense shall contract with an independent
            company
            for the cleaning of the Premises and the removal of its
            refuse.
            46.  Landlord's Obligation re Compliance.    Supplementing
            Article 6, Landlord shall not be liable for any change of condition in the Premises caused by the compliance with any present or future laws, rules, order, ordinances, requirements, or regulations of any Federal, State, County or Municipal authority or government, including any change required by law for off-street parking or similar legislation, or by revocation by
            any such authority or authorities of any permit or license heretofore granted, if such revocation was caused by Landlord or by construction or operation of any public or quasi-public work,
            or by the erection of any building or buildings upon any
            adjacent
            property, or by change of environment. Landlord shall not be liable for interference with or loss of light or other incorporeal hereditaments caused by anybody other than Landlord, or caused by or for the City or any governmental or quasi-governmental agency or authority in connection with the construction of any public or quasi-public work.
            47.  Modification of the Lease for Mortgagee Supplementing
            Article 7, if, in connection with obtaining financing or refinancing for the premises demised to Landlord (as hereinafter defined), a banking, insurance or other institutional lender shall request reasonable modifications to this Lease as a condition to such financing or refinancing, Tenant will not withhold, delay or defer its consent thereto, provided that such modifications do not increase Tenant's rent obligations and do
            not materially increase Tenant's non-monetary obligations hereunder (as an example, Tenant may be required to give notices of any defaults by Landlord to such lender and/or permit the curing of such defaults by such lender together with the granting of such additional time for such curing as may be required for
            such lender) or materially adversely affect the leasehold interest hereby created. In no event shall a requirement that the consent (providing that such consent shall not be
            unreasonably
            withheld) of any such lender be given for any modification of
            this Lease, be deemed to materially adversely affect the Leasehold interest hereby created.
            48.  Insurance.     Supplementing Article 8, Tenant
            covenants to provide on or before the commencement of the
            demised
            term and to keep in force during the demised term: (i)
            Commercial
            general liability insurance relating to the Premises and its appurtenances on an occurrence basis with minimum limits of liability in amounts of Five Million ($5,000,000) Dollars for bodily injury, personal injury or death to any one person,
            Six
            Million ($6,000,000) Dollars for bodily injury, personal
            injury
            or death to more than one person, and One Million
            ($1,000,000)
            Dollars with respect to damage to property by water or otherwise;

            (ii) Fire and extended coverage, vandalism, mischief and
            special
            extended coverage insurance in an amount adequate to cover the
            cost of replacement of all improvements in the Premises; and
            (iii) Rent Insurance in an amount equal to one year of Basic
            Rent
            and additional rent, if Landlord cannot obtain same as part of
            its regular insurance package without additional cost.
            Tenant
            agrees to deliver to Landlord, at least thirty (30) days
            prior to
            the time such insurance is first required to be carried by Tenant, and thereafter at least thirty (30) days prior to the expiration of any such policy, either a duplicate original or a
            certificate and true copy of all policies procured by Tenant in
            compliance with its obligations hereunder, together with
            evidence
            of payment therefor and including an endorsement which
            states
            that such insurance may not be canceled except upon thirty
            (30)
            days' prior written notice to Landlord and any designees of
            Landlord.
            All of the aforesaid insurance shall be issued in the name of Tenant with Landlord (and any designees of Landlord) and any mortgagee of the Building as their interests may appear as Additional Insureds on the liability policies and as payee as their interests may appear on the property policies, and
            shall be
            written by one or more responsible insurance companies satisfactory to Landlord; all such insurance shall contain endorsements that: (i) Such insurance may not be canceled or amended with respect to Landlord (or its designees) except upon thirty (30) days' prior written notice by certified mail to Landlord (and such designees) by the insurance company; and
            (ii)
            Tenant shall be solely responsible for the payment of
            premiums
            and that Landlord (or its designees) shall not be required to pay
            any premiums for such insurance.
            The minimum limits of the comprehensive general liability policy of insurance shall be subject to increase at any time and from time to time, after the commencement of the third (3rd)
            year
            of the full term hereof if Landlord in the exercise of its reasonable judgment shall deem same necessary for adequate protection.
            49.  Indemnification.    Supplementing Article 8, Tenant
            shall indemnify and save harmless Landlord and Landlord's
            agents
            and at Landlord's option, defend Landlord and Landlord's
            agents
            against and from (i) any and all claims against Landlord or such
            agents directly or indirectly of whatever nature arising
            wholly
            or in part from any act, omission or negligence of Tenant, its
            contractors. licensees, agents, servants, officers,
            employees,
            invitees or visitors; (ii) all claims against Landlord or
            such
            agents arising directly or indirectly from any accident,
            injury
            or damage whatsoever caused to any person or to the property of
            any person and occurring during the term of this Lease in or about the Premises, or occurring outside of the Premises but anywhere within or about the land or the Building, where such accident, injury or damage results or is claimed to have
            resulted
            wholly or in part from any act, omission or negligence of
            Tenant
            or Tenant's contractors, licensees, agents, servants,
            officers,
            employees, invitees or visitors; (iii) any breach, violation
            or
            nonperformance of any covenant, condition or agreement in
            this
            Lease set forth and contained on the part of Tenant to be fulfilled, kept, observed and performed; and (iv) any cost, liability or responsibility for the payment of any sales tax with respect to any installations, furniture, furnishings,
            fixtures or
            other improvements located, installed or constructed in the Premises, or the filing of any tax return in connection therewith
            (although Landlord agrees to execute any such return if
            required
            by law) regardless of whether such tax is imposed upon
            Landlord
            or Tenant. This indemnity and hold harmless agreement shall include indemnity from and against any and all liability, fines, suits, demands, costs, damages and reasonable expenses of
            any
            kind or nature (including without limitation attorney's and other
            professional fees and disbursements) incurred in or in
            connection
            with any such claims (including any settlement thereof) or proceeding brought thereon, and the defense thereof.
            50. Waiver of Subrogation.    Supplementing Articles 8 and
            9, each party releases and waives any claim or right of
            recovery
            against the other party, its affiliates, agents, successors
            and
            assigns, for any loss resulting from causes covered by
            insurance
            and shall procure a waiver of subrogation on the part of the insurer against the other party by an endorsement to all insurance policies whereby the insurer recognizes that the assured has waived any right of recovery from the other party. A copy of such endorsement shall be deposited with Landlord
            and
            Tenant. Landlord shall not be liable for any damage to or destruction of any of Tenant's goods, merchandise, fixtures or other property by fire, or other cause or casualty no matter how
            caused, except by reason of Landlord's negligence.
            51.   Assignment and Subletting.   Supplementing Article 11,
            (a) Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, or mortgage or otherwise encumber, all or any part of its interest in this Lease, sublet the Premises, in whole or in part, or suffer or permit the Premises or any part thereof to be used by
            others,
            without the prior written consent of Landlord in each
            instance.
            Tenant represents that it is a public corporation and is the entity conducting all of the "Vermont Teddy Bear" business.
            (b) If Tenant shall desire to assign its interest in this Lease or to sublet all or any portion of the Premises, Tenant shall submit to Landlord a written request for Landlord's
            consent
            to such assignment or subletting, which request shall be accompanied by the following information: (i) the name and address of the proposed assignee or subtenant; (ii) if Tenant desires to sublet a portion of the Premises, a description of the
            portion to be sublet, together with a floor plan thereof;
            (iii)
            the terms and conditions of the proposed assignment or subletting; (iv) the nature, character and image of the business of the proposed assignee or subtenant and its proposed use of the
            Premises; (v) current financial information and any other information Landlord may, in its sole discretion, request with respect to the proposed assignee or subtenant; (vi) the
            number of
            years of operation of the business of the proposed assignee
            or
            subtenant and (vii) the current and past addresses where the proposed assignee or sublessee has conducted business and the dates of when the business was conducted. Notwithstanding
            the
            foregoing, any proposed assignment or sub-letting shall be subject to Landlord's consent in its sole discretion.
            (c) Tenant shall reimburse Landlord within thirty (30) days written notice for reasonable costs, including reasonable attorneys' fees and disbursements that may be incurred by Landlord in connection with said proposed assignment or sublease.
            (d) Every subletting hereunder is subject to the express condition, and by accepting a sublease hereunder each subtenant shall be conclusively deemed to have agreed, that if this
            Lease
            shall be terminated prior to the Expiration Date or if
            Landlord
            shall succeed to Tenant's estate in the Premises, then at Landlord's election such subtenant shall either surrender the
            Premises to Landlord or shall attorn to and recognize
            Landlord as
            such subtenant's landlord under such sublease, and such
            subtenant
            shall promptly execute and deliver any instrument Landlord may
            reasonably request to evidence such attornment.
            (e) Tenant shall deliver to Landlord a copy of each sublease or assignment with assumption made hereunder within five (5) days after the date of its execution. Tenant shall remain fully liable
            for the performance of all of Tenant's obligations hereunder notwithstanding any subletting or assignment provided for herein and, without limiting the generality of the foregoing, shall remain fully responsible and liable to Landlord for acts and omissions of any subtenant, assignee or anyone claiming by, through or under any subtenant or assignee which shall be in violation of any of the obligations of this Lease, and any such violation shall be deemed to be a violation by Tenant.
            Tenant
            herein named and any Guarantor, and each immediate or remote successor in interest of Tenant herein named, shall remain jointly and severally (as a primary obligor) with its assignee and all subsequent assignees for the performance of Tenant's obligations hereunder, and shall remain fully and directly responsible and liable to the Landlord for all the acts and omissions on the part of any assignee subsequent to it in violation of any of the obligations of this Lease.
            (f) Notwithstanding anything to the contrary contained in this Lease, no assignment of Tenant's interest in this Lease shall be binding upon Landlord unless the assignee shall execute and deliver to Landlord an agreement, in recordable form,
            whereby
            such assignee agrees unconditionally to be bound by and to perform all of the obligations of Tenant hereunder and further expressly agrees that notwithstanding such assignment the provisions of this Article shall continue to be binding upon such assignee with respect to all future assignments and
            transfers.
            (g) In the event that Tenant fails to execute and deliver any assignment or sublease to which Landlord consented under the provisions of this Article within sixty (60) days after the giving of such consent, then Tenant shall again comply with all of the provisions of this Article before assigning its
            interest
            in this Lease or subletting the Premises.
            (h) The consent of Landlord to an assignment or a subletting shall not relieve Tenant from obtaining the express consent in writing of Landlord to any further assignment or subletting.
            (i) If Tenant's interest in this Lease be assigned, or if the Premises or any part thereof be sublet or occupied by anyone other than Tenant, Landlord may collect rent from the
            assignee,
            subtenant or occupant and apply the net amount collected to the
            Basic Rent and all additional rent herein reserved, but no such
            assignment, subletting, occupancy or collection shall be
            deemed a
            waiver of the provisions of this Article or of any default hereunder or the acceptance of the assignee, subtenant or occupant as Tenant, or a release of Tenant from the further observance or performance by Tenant of all of the covenants, conditions, terms and provisions on the part of Tenant to be performed or observed.
            52. Access to Premises. Supplementing Article 13, Landlord, for its agents, designees or employees, shall have the right to enter into the Premises for purposes of inspection or to do such
            repair work as may be required which shall be done except in the
            case of emergencies at reasonable times and after reasonable notice. Tenant shall provide Landlord with an emergency 24 hour phone number where a representative of Tenant can be
            reached.
            53.  Use of Premises.    Supplementing Articles 2 and 15,
            Tenant covenants that Tenant will not use or permit any
            person to
            use the Premises for any unlawful purpose. Tenant shall
            obtain
            and maintain at Tenant's sole cost and expense all licenses
            and
            permits from any and all governmental authorities having jurisdiction of the Premises which may be necessary for the conduct of Tenant's business therein. Tenant further covenants to comply with applicable laws, resolutions, codes, rules and regulations of any department bureau, agency or any governmental authority having jurisdiction over the operation, occupancy, maintenance and use of the Premises for the purposes set forth herein. Tenant will indemnify and save Landlord harmless
            from and
            against any claims, penalties, loss, damage or expenses
            imposed
            by reason of governmental authorities having jurisdiction
            thereof
            related to Tenant's use and occupancy. Tenant shall obtain at its
            sole cost and expense an amended certificate of occupancy permitting Tenant's use if required by law.
            54. Tenant's Use and Compliance with Laws and Insurance. Supplementing Article 15, subject to and in accordance with all rules, regulations, laws, ordinances, statutes and requirements of all governmental authorities and the Fire Insurance Rating Organization and
            Board
            of Fire Insurance Underwriters, and any similar bodies
            having
            jurisdiction hereof, Tenant covenants and agrees that it
            shall
            use the Premises solely for the uses detailed in Article 2.
            55.  Quality of Building.     Supplementing Article 15,
            Tenant, recognizing that the Building has been developed and is
            maintained as a first class Building and as an additional inducement to Landlord to enter into this Lease, covenants and agrees that at all times (i) the business to be conducted in
            or
            from the Premises and the kind and quality of the
            merchandise,
            goods, and services offered in the conduct thereof will be reputable in every respect and in keeping with the high quality of the Building, (ii) Tenant shall maintain any and all
            exterior
            portions of the Premises in a clean and orderly condition in accordance with the high quality of the building and (iii) Tenant shall maintain the exterior and interior windows, including any
            and all displays and advertisements located therein, of the Premises in a neat and orderly condition and in a quality and character representative of the high quality of the
            building.
            56.  Vending Machines.   Supplementing Article 15, Tenant
            shall not place or permit to be placed any vending machines in
            the Premises, except for the exclusive use of Tenant's
            employees,
            without the prior written consent of Landlord in each
            instance.
            57.  Three Proceedings and Grace Period.
            (a) Supplementing Article 17, if during any twenty-four month period, Landlord shall have commenced against Tenant two summary proceedings for the non-payment of rent, and Tenant shall
            within such twenty-four month period commit a third default then
            any provision of this Lease which provides for notice of
            default
            or opportunity to cure default notwithstanding, Landlord, at its
            option, may immediately exercise any remedy afforded by this Lease, including without limitation, service of a 7 day notice of termination without further notice to Tenant, and without
            any
            opportunity for Tenant to cure such default.
            (b) Tenant shall have a five day grace period prior to being in default for the payment of Basic Rent. This grace period shall be automatically eliminated in the event Tenant is
            late in
            the payment of Basic Rent beyond such grace period more than two
            times in any 12 month period.
            58. Late Charges. Supplementing Article 17, if Tenant shall make any payment of fixed rent, additional rent or other charges more than five (5) days after the same is due and
            payable
            Tenant  shall pay interest on the amount due equal to the
            lower
            of 12% per annum or the highest rate permitted by law
            ("Interest
            Rate"). Such amounts shall be payable as additional rent hereunder. Additionally, in the event Landlord incurs any expenditure due to a default by Tenant, in addition to such amounts, Tenant shall pay interest on the amounts expended at the
            Interest Rate.
            59. No Representations. Supplementing Article 20, neither Landlord nor Landlord's agents have made any representations or promises with respect to the Building or Premises except as herein expressly set forth and Tenant agrees that it will accept possession of the Premises "as is" except for the work to be performed by the Landlord as shown on Exhibit B.
            60. Provisions re Surrender. Supplementing Article 21, Tenant shall ascertain from Landlord within thirty (30) days prior to the end of the term hereof or any extension or renewal thereof whether Landlord desires to have any non-movable fixtures, machinery and/or equipment permanently installed by
            Tenant, removed from the Premises with the Premises being returned, in as good a condition as upon the commencement of the term hereof, reasonable wear and tear excepted. All
            fixtures,
            machinery and equipment installed by Tenant, except those
            items
            which Landlord expressly agrees are to remain in the
            Premises and
            become the property of Landlord, remaining within the
            Premises
            after the expiration of such term or sooner termination
            thereof
            and after Tenant is no longer in possession of the Premises shall, at Landlord's option, either (i) become the property of the Landlord, free of any claim by Tenant or any person
            claiming
            through Tenant, or (ii) be removed and disposed of by
            Landlord,
            at Tenant's cost and expense, without further notice to or demand
            upon Tenant. Machinery, fixtures, chattels or equipment, if any,
            furnished or installed by Tenant, the cost of which is to be borne by Landlord, shall become the property of Landlord upon payment therefor by Landlord or reimbursement of Tenant by Landlord, as the case may be, and shall not be removed by Tenant.
            The Tenant's obligations under this Article shall survive
            the
            expiration or sooner termination of the term hereof. Tenant shall not make any installation of any other ventilating, air-
            conditioning or heating equipment or perform any mechanical work
            without the prior written consent of Landlord.
            61. Holdover. Supplementing Article 21, in the event that the Tenant shall remain in the Premises after the expiration or sooner termination of the term of this Lease without having entered into a new written lease with the Landlord, executed and delivered by Landlord and Tenant, such holding over shall
            not
            constitute the renewal or extension of this Lease.  The
            Landlord
            may at its option, elect to treat the Tenant as one who has not
            removed at the end of his term, and thereupon be entitled to all
            the remedies against the Tenant provided by law in that
            situation
            and rent shall accrue from the date of such holdover at the rate
            of two (2) times the then monthly Basic Rent, plus any
            additional
            rent or escalations due, or the Landlord may elect, at its option, to construe such holding over as a tenancy from month to month subject to the payment of all rent in advance at the rate
            of two (2) times the then monthly Basic Rent, plus any
            additional
            rent or escalations due.
            62.  Notice.   Supplementing Article 27, any notice,
            statement, demand or other communication required or
            permitted to
            be given rendered or made by either party to the other,
            pursuant
            to this Lease or pursuant to any applicable law or
            requirement of
            public authority, shall be in writing (whether or not so
            stated
            elsewhere in this Lease) and shall be given by registered or certified mail, return receipt requested, or by recognized overnight delivery service, addressed to each of the following parties:
            if to Landlord:          538 Madison Realty Company
            c/o Siegel Consultants, Ltd.
            50 School Lane
            Huntington, New York  11743
            Attn:     Robert Siegel
            Joan Siegel

            with a copy to:          Hoffinger Friedland Dobrish
               Bernfeld & Stern, P.C.
            110 East 59th Street
            New York, New York  10022
            Attn: Samuel P. Ross, Esq.

            if to Tenant:       The Vermont Teddy BEar Co., Inc.
            2236 Shelburne Road
            P.O. Box 965
            Shelburne, Vermont  05482

            with a copy:        Spencer R. Knapp, Esq.
            Dinse, Erdmann, Knapp & McAndrew
            209 Battery Street
            P.O. Box 988
            Burlington, Vermont  05402

            All notices shall be deemed to have been given, rendered or made
            five (5) days after the date of mailing thereof or upon
            receipt,
            whichever is sooner.  Either party may, by notice as
            aforesaid,
            designate a different address or addresses for notices, statements, demands or other communications intended for it, provided, however, that Tenant shall not designate more than one
            (1) of such addresses (and one (1) for a copy) at any one
            time.
            63.  HVAC.     Supplementing Article 30, Tenant at its sole
            cost and expense shall be responsible for the installation of any
            heating, ventilating and air conditioning and exhaust
            ("HVAC")
            systems if same do not presently exist. Landlord makes no representations as to the condition of any existing HVAC system.
            Tenant, at Tenant's sole cost and expense, shall be
            responsible
            for all maintenance and repairs to the HVAC system and any replacement thereof. Upon the expiration or other termination of this Lease, TEnant shall not remove the HVAC system and the
            HVAC
            system shall be in as good condition as upon the
            commencement of
            the term hereof, reasonable wear and tear excepted.
            Nothing herein contained shall be construed so as to require Landlord to repair, maintain or replace same.
            64.  Utilities.     Supplementing Article 30, it is
            expressly understood that Landlord shall not supply to the Premises any utilities or building services of any kind, except as may be specifically set forth herein. Tenant agrees to make its own arrangements with the public utility company servicing the Premisses for the furnishing of and payment of all charges for electricity, gas and for all other utilities consumed by Tenant in the Premises, and for the installation of meters therefor including branch meters. In no event shall Landlord be responsible for charges for electricity, gas or any other utilities consumed in the Premises by tEnant. All meters at the
            Premises for the purposes of measuring Tenant's consumption of the respective utilities (gas, electricity, steam, etc.) shall be installed by and maintained by Tenant, at Tenant's sole cost and expense, in good order and condition. Notwithstanding the foregoing, Landlord, at Tenant's expense may install sub-meters.
            Interruption or curtailment of any such service shall not constitute a constructive or partial eviction, nor entitle Tenant to any compensation or abatement of rent. In no event shall Tenant in any way interfere with or tie in to any electrical feeders, risers or other electrical installations within the Building of which the Premises form a part.

            65. Security. Supplementing Article 31, Tenant shall deposit additional amounts of security so that at all times the amount of security shall equal six (6) months of the then Basic
            Rent. Interest on the cash security deposit less 1% shall accrue and be part of the security deposit. Tenant in lieu of cash may deliver an irrevocable letter of credit to Landlord from a bank and in form satisfactory to Landlord in its sole discretion and
            Landlord shall return the cash deposit plus accrued interest to

            Tenant.
            66.  Definition of Owner and Landlord.  Supplementing
            Article 33, wherever the word Owner appears it shall also
            mean
            Landlord and wherever the word Landlord appears it shall
            also
            mean Owner.
            67.  Plate Glass.   Supplementing Article 36, anything
            contained herein to the contrary notwithstanding, Tenant at its
            own expense shall replace throughout the Premises all glass broken after the commencement date of this Lease.
            68. Estoppel. Supplementing Article 38, Tenant shall, without charge at any time and from time to time, within ten
            (10)
            days after request by Landlord, duly execute, acknowledge and deliver to the owner of the Building or to any mortgagee, assignee of any mortgagee or purchaser, or any proposed mortgagee, assignee of any mortgagee or purchaser, or any other person, firm or corporation specified by Landlord a written statement certifying such reasonable information regarding this
            Lease as Landlord may request including (without limitation):
            (a)  The commencement and expiration dates of this Lease;
            (b) This Lease is unmodified and in full force and effect (or, if there has been modification, that the same is in full force and effect as modified and stating the modifications);
            (c) Whether or not the Landlord is in default under this Lease and if so, specifying each such default;
            (d) Whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants or conditions hereof upon the part of Tenant to be performed or complied with (and, if so, specifying the same); and
            (e) The dates, if any, to which the rental and all other charges hereunder have been paid in advance, if any.
            Breach of the foregoing will constitute Tenant's acknowledgment, which may be relied on by any person holding or proposing to acquire an interest in the Building or this Lease, that this Lease is unmodified and in full force and effect and will constitute, as to any such person, a waiver of any defaults on Landlord's part which may exist prior to the date of such notice. The foregoing does not limit any other rights and remedies available to Landlord for breach of this Article.
            69.   Limitation of Landlord's Liability.

            (a) With respect to any provision of this Lease which provides, in effect, that Landlord shall not unreasonably withhold or unreasonably delay any consent for any approval, Tenant in no event, shall be entitled to make, nor shall Tenant make any claim and Tenant hereby waives any claim for money damages; nor shall Tenant claim any money damages by way of set-
            off, counterclaim or defense, based upon any claim or
            assertion
            by Tenant that Landlord has unreasonably withheld or
            unreasonably
            delayed any consent or approval; but Tenant's sole remedy
            shall
            be an action or proceeding to enforce any such provision or for
            specific performance, injunction or declaratory judgment.
            (b)  Notwithstanding anything in this Lease to the contrary,
            (i) Landlord shall have no liability for any breach for
            damages
            to Tenant's merchandise or personalty or for loss of
            business and
            (ii) the Landlord and its partners, agents and employees
            shall
            have no personal liability with respect to any claim Tenant may
            have under this Lease. Tenant's sole recourse shall be
            against
            Landlord's interest in the Building.
            70. Tenant Occupying Other Space. Tenant shall not directly or indirectly occupy any space in the Building (by assignment, sublease or otherwise) other than the Premises, except with the
            prior written consent of Landlord in each instance.
            71. Landlord's Right to Make Changes in the Building. Landlord reserves the right, at any time, without incurring
            any liability to Tenant therefor, to make such changes in or to
            the Building and which the Premises hereunder are a part
            thereof
            and the fixtures and equipment thereof, as well as in or to the
            street entrances, halls, passages, elevators and stairways thereof, as it may deem necessary or desirable, so long as such changes will not unreasonably obstruct or impair access or visibility to the Premises or materially impacts the operation of
            Tenant's business.
            72.  Lease Not Binding Until Signed.    This Lease is not an
            offer and shall not be binding upon the Landlord unless and until
            it is signed by Landlord and delivered to Tenant and shall not
            prejudice Landlord in any pending litigation.
            73.  Rider Controls.     In the event of any inconsistency
            between provisions of the printed form of this Lease and the provisions of the rider, the provisions of the rider shall control. Wherever in the printed form the word "premises" or "demised premises" appear they shall be deemed to read "Premises", wherever the word "building" appears it shall be deemed to read "Building", and wherever the words "this lease" or
            "the lease" appear they shall be deemed to read "this Lease"
            or
            "the Lease".
            74.   Signs.
            (a) Tenant shall not, without Landlord's prior consent in its sole discretion, place or install any sign on any exterior wall of the Premises. Tenant must obtain Landlord's written approval for the location and design of any sign or awning. Notwithstanding the foregoing, Landlord shall not unreasonably withhold its consent to Tenant installing flags displaying The Great American Teddy Bear or Vermont Teddy Bear
            logos on the exterior or facade above the second level
            (which
            facade shall be for the exclusive use of the second floor tenant's displays and awnings). Awning colors may be chosen by
            Tenant subject to Landlord's approval, but may not bear any wording or logos (except on street level). All signs, flags, and awnings must comply with all governmental rules and
            regulations.
            Tenant must obtain all requisite permits. Landlord shall not unreasonably withhold or delay its consent to street level signs in character with Grade A Office Buildings in the Plaza
            District
            provided such signs are within the boundaries of the store. Landlord consent will be in its sole discretion for other locations.
            (b) As used in this article, the word "sign" shall be construed to include any placard, light or other advertising symbol or object irrespective of whether same be temporary or permanent.
            75.  Broker.   Landlord and Tenant each represent and
            warrant to each other that each has dealt with no broker in connection with this Lease and that this Lease was not brought about or procured through the use, negotiation and/or instrumentality of any agent or broker. Landlord and Tenant covenant and agree to indemnify and hold each other harmless from and against any and all claims for commissions and other compensation made by any agent or agents and/or any broker or brokers based on any dealings between them and any agent or agents and/or any broker or brokers, together with all costs and expenses incurred by Landlord or Tenant in resisting such
            claims,
            (including, without limitation, attorneys' fees).
            76.  Landlord's Right to Cancel.   As a material inducement
            to Owner to execute and deliver this Lease to Tenant, Tenant hereby agrees that Owner shall have the option (hereinafter referred to as the "Cancellation Option"), exercisable at Owner's sole discretion, to cancel this lease as hereinafter
            provided in
            the event that the Owner intends to (a) either demolish or substantially renovate the Building or change the use of the Building for any reason whatsoever or (b) the land and/or Building shall hereinafter be involved in an assemblage, regardless of whether or not such assemblage shall occur as a result of Landlord acquiring a fee or other interest in
            other
            land(s) or building(s) or a third party acquiring Landlord's land
            or building. If Owner shall desire to exercise the
            Cancellation
            Option, Owner shall send written notice thereof (hereinafter referred to as the "Cancellation Date") for the cancellation of the term hereof, which date shall not be earlier than (a)
            180
            days from the date the Cancellation Notice is sent and (b) the first day of the third lease year.
            THE NOTICE SHALL BE SUBSTANTIALLY AS FOLLOWS:

            "Please be advised that the undersigned Owner hereby intends to [INSERT REASON]. Pursuant to Article 76 of the lease for the premises you occupy at 538 Madison Avenue, New York,
            New York, Owner hereby elects to terminate your lease as of the ____ day of _____________, 199__ (Cancellation Date)."

            In the event that Owner shall send the Cancellation Notice to Tenant as hereinbefore provided, the term hereof shall cease and expire as of the Cancellation Date as if such date were expressly set forth herein as the Expiration Date, and the Tenant shall quit and surrender the premises on or before

            Cancellation
            Date, and the Owner shall immediately be entitled to the recovery of the possession of the demised premises in the manner herein provided; and the Tenant shall on demand execute and deliver to the Owner a written surrender in recordable form.
            In the event of such termination, provided Tenant is not then in default, Landlord shall pay to Tenant upon Tenant vacating the Premises, the sum of (i) $100,000 and (ii) the unamortized cost of leasehold improvements made to the Premises by Tenant in accordance with generally accepted accounting principals ("Termination Payment"). The Termination Payment shall be reduced by an amount equal to 1/120 per month for each month which elapses from the Commencement Date to the Cancellation Date multiplied by the Termination Payment.

            In the event Landlord terminates this Lease and Tenant is not then in default, Tenant's security deposit shall be returned to Tenant after Landlord verifies Tenant has vacated the
            Premises.
            Tenant hereby acknowledges its understanding that Owner will suffer great and irreparable damage, the extent of which is now and will be in the future impossible to quantify, in the
            event
            that Tenant shall fail to vacate and surrender the Premises to
            Owner as hereinbefore provided in the event that Owner shall duly
            exercise the Cancellation Option. In view thereof, the
            parties
            hereto agree that, in the event the Premises shall not be
            vacated
            and surrendered to Owner for any reason whatsoever on or
            before
            the close of business on the Cancellation Date, Owner shall have
            the following remedies in addition to any other remedies available to Owner at law or in equity, which remedies Owner may exercise independently, in any sequence, or cumulatively at Owner's sole election:
            (i) to enter a final order in any court of appropriate jurisdiction dispossessing Tenant from the demised premises and to cause a warrant to be issued thereon without a stay of execution, and Tenant hereby consents to the entering of such an order and the issuance of such a warrant and hereby waives all
            rights that it may have to contest the same or to assert a claim
            for any damages whatsoever that it may sustain or for any
            award
            or compensation to which it may otherwise be entitle by
            reason
            thereof; and
            (ii) to require Tenant to pay the sum of Two Thousand
            Five Hundred ($2,500.00) Dollars a day from and after the
            day
            next succeeding the Cancellation Date to and including the day
            upon which the demised premises is finally vacated and surrendered to Owner, representing liquidated damages that Tenant acknowledges Owner will sustain as a result of Owner's not obtaining possession thereof upon the Cancellation Date.
            In the event Tenant challenges Landlord's right to exercise its Cancellation Option, Tenant in no event shall (a) be entitled to make any claim nor shall Tenant make any claim to remain in
            possession of the Premises, nor (b) commence any action or proceeding to remain in possession or for injunction or-declaratory judgment. Tenant's sole remedy shall be limited to a claim, action or proceeding for money damages only.
            77. Security Gate. Tenant shall remove at its sole cost and expense the existing security gate and replace it with either an interior security gate or an exterior gate which shall be of
            a
            type in keeping with the high quality of the Building.
            78. Tenant's Work: Access to Landlord. Tenant shall be doing certain work ("Tenant's Work") which shall be performed in accordance with Article 43.  Landlord shall either pay to
            Tenant
            or give Tenant a rent credit in the sum of $
            ______________________ towards Tenant's Work. Tenant shall permit Landlord's contractors in the Premises in order for Landlord to provide extra support for the second floor.
            79.  Landlord's Right to Recapture Space.    Landlord shall
            have the right to recapture up to 1 foot by 2 feet of the Premises on the outer perimeter of the Premises. Landlord shall give Tenant a rent abatement for the space taken The recapture is subject to the following conditions: (a) the recapture is reasonably necessary to allow the Landlord to perform alterations reasonably necessary for other tenants; (b) the space recaptured cannot be along the street facade; and (c) the recaptured space will be in a location that will not unreasonably obstruct or impair access to or visibility of the Premises or materially affect the operation of Tenant's business.
            80. Four Foot Corridor. Tenant acknowledges that the four foot corridor excluded from the description of the Premises does not presently exist. However, Landlord in its sole discretion may make such a corridor and Tenant shall not be entitled to any rent abatement.
            81. Method of Payment. Tenant shall make all monetary payments including Basic Rent and additional rent to Landlord by either a wire transfer or check drawn on a New York Clearinghouse
            Bank.
            EXHIBIT 10.35

                                               The Vermont Teddy Bear
            Co.
                                               2236 Shelburne Road
                                               P.O. Box 965
                                               Shelburne, Vermont 05482


                                               December 31, 1996




            Fred Marks, President
            Venture Management Group, Inc.
            160 Shelburne Road
            Burlington, Vermont  05401

            Dear Fred:

            This letter will confirm the agreement between Vermont Teddy
            Bear
            Company ("VTBC") and Venture Management Group, Inc.("Venture Group"), regarding the provision of consulting services by Venture Group to VTBC, as follows:

            1.   Scope of Consulting Services.

                 During the term of this agreement, Venture Group will
            provide consulting services to VTBC, when and as needed by VTBC, in the areas of financial management, corporate finance, investor relations and strategic planning (the

            "Consulting Services"). The Consulting Services shall be provided by one or more qualified Consultants employed by Venture Group and acceptable to VTBC. Initially, VTBC acknowledges and agrees that the Consulting Services are to be provided by yourself, given your knowledge, background and familiarity with the business of VTBC. In the event that Venture Group chooses to provide the Consulting Services through additional or alternative Consultants, such persons shall be subject to the approval of VTBC, which shall not be unreasonably delayed or withheld. It is contemplated that the Consulting Services shall involve a maximum of 1500 hours of time, in total, each year to be provided by the Consultants furnished by Venture Group.
            VTBC shall from time to time define the specific scope of consulting projects to be provided by Venture Group.
            Venture Group shall have the sole authority to determine the method and manner of providing the Consulting Services.

            2.   Term.

                 The term of this agreement shall commence on January 1,
            1997
            and shall terminate on December 31, 2006, unless earlier terminated in accordance with this agreement.


            3.   Consulting Fees.

                 In consideration of the Consulting Services to be
            provided
            hereunder, Venture Group shall be paid consulting fees of $65,000 per year, payable monthly, plus expenses and disbursements reasonably incurred in the performance of services under this Agreement, provided, however, that in the event VTBC defaults in its obligations under this Agreement, Venture Group may, at its sole option, declare the entire compensation under this contract to be immediately due and payable. If a "change in control of the Company" occurs during the term of this Agreement, Venture Group may, at its sole option, declare the entire compensation under this Agreement to be immediately due and payable. In either such event, the balance then due and owing shall bear interest at the prime rate of VTBC's principal lender, adjusted quarterly, until full payment is made to Venture Group, and Venture Group shall be entitled to collect from VTBC its reasonable attorneys' fees arising from any default and all costs of collection. For purposes of this Agreement, a "change in control of the Company" shall be deemed to have occurred if: (a) any person becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), of securities of the Company representing 51% or more of the combined voting power of the Company's then outstanding securities; or (b) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the combined voting power of the voting securities of the Company or such surviving entity) at least 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such securities of merger or consolidation, or the shareholders of the Company approve an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

            4.   Nature of Relationship.

                 For all purposes, Venture Group and the Consultants
            furnished by it shall be deemed to be independent contractors of VTBC and shall not be subject to the direction, supervision or control of VTBC. Consultants furnished by Venture Group shall not be considered or deemed to be employees or agents of VTBC for any purpose and neither Venture Group, nor the Consultants which it furnishes shall represent or hold themselves out as such in any manner. Consultants furnished by Venture Group shall not be entitled to receive any of the benefits paid or provided by VTBC to its employees, such as health, disability or life insurance, paid sick leave or vacation. Venture Group shall be solely responsible for arranging to provide to consultants which it furnishes any of such benefits it may consider appropriate, and for paying any state or federal income taxes which may be due in connection with the compensation paid or payable by Venture Group to its employees in connection with this agreement. VTBC shall not, withhold on behalf on Venture Group or its employees any state or federal income, social security or Medicare taxes or any unemployment contributions.

            5.   Termination.

                 This agreement may be terminated by either party upon a
            material breach and the failure to cure such breach within thirty (30) days written notice to the breaching party.

            If this letter agreement accurately conforms to your understanding of the agreement between VTBC and Venture Group please so indicate by signing in the space provided below.

            Very truly yours,


            ________________________________________
            VERMONT TEDDY BEAR COMPANY, INC.

            R. Patrick Burns, President

            AGREED:


            _______________________________________
            VENTURE MANAGEMENT GROUP, INCORPORATED
            Fred Marks, President

            EXHIBIT 10.36


                 INDEX TO LEASE

            Paragraph Page

            1.   Leased Premises     1

            2.   Term of Lease  1

            3.   Minimum Rent   1

            4.   Percentage Rent     2

            5.   Additional Rent -Taxes   2

            6.   Maintenance of Common Areas -
            Tenant's Contribution    2

            7.   Utilities 2

            8.   Use of Premises     3

            9.   Assignment - Subleasing  3

            10.  Repair - Maintenance     4

            11.  Indemnity and Public Liability Insurance     4

            12.  Landlord's Access to Premises 5

            13.  Insurance 5

            14.  Total or Partial Destruction  6

            15.  Eminent Domain 6

            16.  Other Stores   7

            17.  Landlord's Remedies 7

            18.  Covenant of Quiet Enjoyment   7

            19.  Estoppel Certificate - Subordination -

            Attornment - Mortgage    8

            20.  Security Deposit    8

            21.  Assignment of Rent  8

            22.  Mechanic's Lien     8

            23.  Real Estate Broker  9

            24.  Notices   9

            25.  Holdover  9

            26.  Miscellaneous Provisions 9

            27.  When Lease Becomes Binding    10

            Execution and Acknowledgement 10,11

            Exhibit A - Leased Premises   12
            Exhibit B - Landlord's Work   13
            Exhibit C - Estimated C.A.M. Expenses for the first year of the
            Lease     14
            Exhibit D - Rules and Regulations  15
            Exhibit E - Tenant's Work          16




            INDENTURE OF LEASE, made as of this 17th day of January 1997, by and between THE TOWN OF FREEPORT, MAINE, a Maine Municipality having a place of business at the Municipal Building, Freeport Maine 04032 (hereinafter referred to as "Landlord") and THE VERMONT TEDDY BEAR CO., INC. a New York corporation having a mailing address of 2236 Shelburne Road, P.
            O. Box 965, Shelburne, Vermont, (hereinafter referred to as
            "Tenant").

                 WITNESSETH:

            1. A. Leased Premises. Landlord hereby leases to Tenant, and Tenant hereby rents from Landlord, upon the terms and provisions of this Lease, the store premises which the parties deem to contain approximately 6000 square feet cross hatched on
            Exhibit A and the surrounding land and improvements depicted on said Exhibit A which is attached hereto and incorporated herein
            (hereinafter referred to as the "Leased Premises",

            "Facility",
            "Demised Premises", or "Store") and comprising the entire facility known as The Bartol Library Building, located on Main
            Street, Freeport, Maine, as more fully set forth in and subject to the terms and conditions of this Indenture of Lease and to such rules and regulations for the use thereof as may be prescribed from time to time by the Landlord in accordance with
            Paragraph 8(c) of the Lease.

            2.   Term of Lease.      (a) The term of this Lease shall be
            for a period of one hundred twenty (120) calendar months, plus the number of days remaining in the calendar month in which this
            Lease commences. The term shall commence on the earlier to occur of (a) forty five (45) days after the date on which the Landlord substantially completes Landlord's work (in accordance with the provisions of this Lease) which shall not occur later than November 1, 1997; or (b) the opening by Tenant of its business in the Leased Premises; and the term hereof shall end on the last day of the 120th calendar month after the calendar month in which this Lease commences. The Landlord agrees to use reasonable efforts to substantially complete its work on or before September
            1, 1997. The parties hereto agree, upon demand of the other, to execute a written declaration, in recordable form, expressing the commencement and termination dates of the term when the commencement date has been determined.

            (b) The Leased Premises shall be deemed to be ready for occupancy by Tenant on the date there is sent to Tenant a notice from Landlord to the effect that Landlord has substantially completed all of Landlord's work described in Exhibit B which is attached hereto and incorporated herein, which notice will be binding and conclusive in the absence of bad faith. "Substantially completed", as used in this paragraph, is defined to mean completed in such fashion as to enable Tenant upon performance of the work to be done by Tenant, to open for business in the normal manner, exclusive of minor punch list items. Landlord's and Tenant's architects shall mutually agree on the punch list items.

            (c) Tenant shall perform, at its own cost and expense, all of Tenant's work set forth in Exhibit E which is attached hereto and incorporated herein and shall equip the Leased Premises with trade fixtures and all personal property necessary for the operation of Tenant's business.

            3. Minimum Rent. (a) Tenant covenants and agrees to pay to Landlord, at Landlord's office at the Municipal Building, Freeport, Maine 04032, or at such other place as Landlord shall from time to time designate in writing, minimum rent for the Leased Premises inclusive, without deduction or offset as follows:

            (1) $240,000.00 per year ($20,000.00 per calendar month)
            ($40 per square foot) for years 1 through 4 of the term;

            (2) $252,000.00 per year ($21,000.00 per calendar month)
            ($42 per square foot) for years 5 through 7 of the term; and

            (3) $264,000.00 per year ($22,000.00 per calendar month)
            ($44 per square foot) for years 8 through 10 of the teen.

            Each monthly payment shall be paid in advance on the first day of each and every calendar month during the term.

            Landlord and Tenant expressly covenant and agree that any payment of minimum or additional rent which is not paid to Landlord within ten (10) days of the first day of each calendar month during the term shall be considered a late payment of rent
            (hereinafter referred to as "Late Rent Payment"). Landlord and
            Tenant further covenant and agree that Landlord, in its sole discretion may impose a late charge for any Late Rent Payment made by Tenant during the term or any extension thereof in an amount equal to four percent (4%) of the minimum rent due Landlord each month in addition to the monthly rent then due or in addition to the additional rent then due. The rights afforded to Landlord pursuant to this Paragraph 3 shall be in addition to and not in lieu of any other rights and remedies Landlord may have under this Lease.

            (a) If Tenant fails to open for business at the commencement date set forth in Paragraph 2, and/or (b) thereafter, if Tenant fails to continuously operate its business in accordance with the terms of this Lease or vacates the Leased
            Premises prior to the expiration of the term hereof, Landlord shall have the right to treat any of the aforesaid events as an event of default and shall, have the right in any of the aforesaid events, but not the obligation, upon 60 day's notice, to require the Tenant to surrender the Leased Premises to the
            Landlord in consideration of the appropriate pro rata adjustment of the Tenant's obligations under this Lease.. Notwithstanding the above, Tenant's closing of the store for inventory not more than three (3) days per year shall not constitute a default under this paragraph.

            Hours of operation shall be consistent with major retailers, in the "Freeport Downtown Village Area" (such as Polo/Ralph Lauren, Dansk, Cole Haan The Gap but not L.L. Bean) such hours being no less than approximately 10:00 A.M. to 6:00 P.M. six
            (6)
            days a week.

            4 (a). Percentage Rent - Intentionally Deleted.

            4 (b). Lease Year - Whenever used in this Lease the words "lease year" shall mean the twelve (12) full calendar months of the term commencing with the January 1st immediately following the commencement date and ending December 31st of such calendar year and each succeeding twelve (12) month period; provided, however, that the first lease year shall commence on the commencement date and terminate on the immediately following thirty-first (31st) day of December in the term of this Lease and the last lease year shall terminate on the last day of the term of this Lease.

            5.   Additional Rent-Taxes.   Tenant shall pay annually all
            real estate taxes (if any) and assessments (hereinafter "taxes") assessed against the Leased Premises. Tenant's pro rata share hereunder is 100%. Tenant's payment of said taxes shall be due and payable 1/12 each month in advance with the minimum rent, based on Landlord's good faith estimate of what total taxes will be, with a final adjustment to be made as soon as said pro rata share has been determined. The provisions of this Paragraph are predicated upon the present system of taxation in the State of
            Maine. If taxes upon rentals shall be substituted, in whole or in part, for the present ad valorem real estate taxes, then Tenant's pro rata share of taxes shall be based upon such taxes on rentals to the extent to which the same shall be a substitute for present ad valorem real estate taxes, plus said ad valorem real estate taxes. The foregoing shall generally apply to any system of taxation instituted which replaces the present method of taxation, in whole or in part.

            6.   Maintenance of Common Areas - Tenant's Contribution.
                 (a) Tenant shall cause the Facility (except for repairs
            and
            maintenance allocated to Landlord in Section 10 and elsewhere in this Lease) including the parking facilities and sidewalks, and lighting thereof, to be maintained in reasonably good repair and clean condition at all times during the term of this Lease. Accumulations of snow will be removed from parking areas by Tenant and from sidewalks by Tenant.

            (b) All commercially reasonable costs and expenses of every kind and nature paid or incurred by Landlord in operating, managing equipping, policing, lighting, repairing replacing and maintaining all parking facilities, the Off Premises Parking facilities, sidewalks, enclosed portions of the Facility, and all other facilities (including, but without limitation, all landscaping and gardening) shall be paid by Tenant in the manner hereinafter provided. Such commercially reasonable costs and expenses shall likewise include (but shall not be limited to) water and sewer charges; premiums for liability, property damage, fire, and all other insurance carried by Landlord with respect to the Leased Premises; wages, unemployment taxes, social security taxes, personal property taxes and assessments; but there shall be excluded costs of equipment properly chargeable to capital account and depreciation of the buildings and parking facilities.
            Tenant shall reimburse Landlord for all such costs and expenses of every kind and nature paid or incurred by Landlord for all premiums for liability, property damage, fire, and all other insurance carried by Landlord with respect to the Leased Premises, the Tenant's per space charge representing the Tenant's parking, or other required parking facilities or spaces. Tenant's insurance costs and expenses set forth in this Paragraph shall be determined in accordance with the same formula by which Tenant's share of the real estate taxes is determined under Paragraph 5.
            Tenant's share of said premiums shall be due and payable in monthly installments, in the amount estimated by Landlord, on the first day of each and every calendar month, in advance. Within ninety (90) days after the end of each calendar year during the term hereof, Landlord shall furnish to Tenant a statement, in reasonable detail, setting forth the computation of such total costs and expenses; thereupon there shall be a prompt adjustment between Landlord and Tenant, with payment to, or repayment by,
            Landlord, as the case may require,, to the end that Landlord shall receive the entire amount of Tenant's share of said costs and expenses, and not more. Tenant's estimated expenses for the first year of the term of this Lease is set forth on Exhibit C.
            The Landlord's statement will be deemed correct unless questioned by Tenant within ninety (90) days after being delivered.

            (c) Tenant's share of the commercially reasonable costs and expenses set forth in this Paragraph shall be determined in accordance with the same formula by which Tenant's pro rata share of the real estate taxes is determined under Paragraph 5. Tenant's pro rata share shall be paid in monthly installments, in the amount reasonably estimated by Landlord, on the first
            day of
            each and every calendar month, in advance. Within ninety
            (90)
            days after the end of each calendar year during the term hereof,
            Landlord shall furnish to Tenant a statement in reasonable detail setting forth the computation of such total costs and expenses;
            thereupon there shall be a prompt adjustment between Landlord and
            Tenant, with payment to, or repayment by, Landlord, as the case may require, to the end that Landlord shall receive the entire amount of Tenant's pro rata share of said costs and expenses, and no more.

            (d) Off Site Parking.    As a portion of the Common Area
            Maintenance Charges, Tenant will pay Landlord the cost of the off site parking spaces allocated to Tenant (including without limitation all snow removal, grounds care, cleaning, rubbish removal, lighting, repairs, restriping or other costs required to be provided under current Town of Freeport Ordinances in conjunction with the Tenant's retail use of the Leased Premises.
            Tenant acknowledges that Landlord has agreed to designate all off site parking spaces as "shared" parking as defined in the Town of
            Freeport Parking Ordinance and such spaces cannot be restricted in any way to provide for exclusive use by Tenant or any other party.

            (e) Cost of Compliance. Tenant agrees to be responsible for its pro rated share of all reasonable costs required to be incurred to comply with any and all future ordinances, laws, rules or regulations promulgated by the Town or any other

            Municipality that arise out of Tenant's use or operation of the
            Leased Premises as a retail facility.

            7.   Utilities.     Tenant shall pay for all of its
            requirements for utilities, including, but not limited to, gas, steam, water, electricity, oil, phone, and the like, including all utilities necessary for heating and air conditioning the Leased Promises including sewer charges. In the event that Landlord shall elect to supply any of such utilities, Tenant agrees to purchase the same from Landlord, provided the rate does not exceed the rate which Tenant would be required to pay in a market competitive and independent transaction to the utility and/or fuel oil company furnishing the same.

            8.   Use of Premises.    (a)  It is understood and agreed by
            Tenant that the Leased Premises shall be used and occupied by
            Tenant only for the purpose of: the retail sale of teddy bear items, other stuffed animal items and related "bearaphenalia" and featuring "Make your own Teddy Bear" inter-activity or such other retail activity that relates to Teddy Bears and for no other use.

            (b) Tenant further agrees to conform to the following provisions in addition to the Rules and Regulations set forth in
            Exhibit D attached hereto during the entire term of this
            Lease:
            (1) No auction, fire, or bankruptcy sales may be conducted within the Leased Premises without the prior written consent of Landlord; (2) Tenant shall not use the sidewalks adjacent to the
            Leased Premises for any purpose without obtaining temporary activity permits; (3) Tenant shall keep the display windows of the Lease Premises clean; (4) Tenant shall receive and deliver goods and merchandise only in the manner at such time and in such areas as may be in conformity with approvals and conditions imposed by the Town of Freeport. (a) Semi-trailer limitation signs shall be reviewed by the Code Enforcement Officer, Police
            Chief and the Town Planner. (5) All trash, refuse, and the like, shall be kept in covered metal cans, which metal cans shall be kept within the Leased Premises at all times, and in no event stored outside of the same; unless Landlord shall provide a separate trash storage area and such trash, refuse and the like will only be removed at times which comply with the Freeport Zoning Ordinance approvals and conditions imposed by the Town of
            Freeport; (6) Tenant shall not place on the exterior of the Leased Premises or visible from the exterior (including, but without limitation, windows, doors, and entrance lobbies) any signs other than those which comply with the Freeport Zoning Ordinance and site review. The Tenant will be allowed to have signage in the approved locations. The proposed signage and the lighting for the signage must be approved by both Landlord and applicable Town Officials or Boards. If, subsequent to the commencement of the Lease the Tenant is granted additional signage by the Town of Freeport, such additional signage shall be allowed if it conforms to the above conditions. The signs desired by Tenant shall be purchased, installed and maintained at Tenant's sole cost and expense; (7) Tenant shall not perform any act or carry on any practice which may physically damage the Leased Premises or any part of the Facility, or cause any offensive odors or loud noise (including, but without limitation, the use of loudspeakers or musical instruments), or cause a nuisance or menace to other persons; (8) The Leased Premises will be kept open for business for those hours and days consistent with other direct retailers in the area; (9) Tenant shall not use any portion of the Leased Premises for storage or other services, except in conjunction with its business in the Leased Premises;
            (10) Tenant acknowledges that Freeport, Maine requires retailers to recycle cardboard and agrees to comply with this requirement;
            (11) Tenant acknowledges that Freeport, Maine requires that all restrooms located in retail facilities will be open to the public; and (12) Tenant's janitorial service shall be at its sole cost and expense.

            (c) Tenant will observe and comply with the Rules and Regulations set forth on Exhibit D and such other reasonable Rules and Regulations from time to time mutually agreed to by
            Landlord and Tenant.

            (d) Tenant covenants and agrees that, with respect to any hazardous, toxic or special wastes, materials or substances including asbestos, waste oil and petroleum products (the "Hazardous Materials") which Tenant, its agent or employees, may use, handle, store or generate in the conduct of its business at the Leased Premises it will: (i) comply with all applicable laws, ordinances and regulations which relate to the treatment, storage, transportation and handling of the Hazardous Materials;
            (ii) that Tenant will in no event permit or cause any disposal of
            Hazardous Materials in, on or about the Leased Premises or the
            Facility and in particular will not deposit any Hazardous Materials in, on or about the floor or in any drainage system or in the trash containers which are customarily used for the disposal of solid waste; (iii) that with respect to any off-site disposal, shipment storage, recycling or transportation of any
            Hazardous Materials, Tenant shall properly package the Hazardous
            Materials and shall cause to be executed and duly led and retain all records required by federal, state or local law; (iv) that
            Tenant will at all reasonable times and upon reasonable notice
            (except in emergency situations) permit Landlord or its agents or employees to enter the Leased Premises to inspect the same for compliance with the terms of this Paragraph and will further provide upon five (5) days notice from Landlord copies of all records which Tenant may be obligated to obtain and keep in accordance with the terms of this Paragraph; (v) that upon termination of this Lease, Tenant will at its expense, remove all
            Hazardous Materials from the Leased Premises which were deposited by the Tenant, its employees, agents, or invitees after the date
            Landlord substantially completes all of Landlord's Work and Tenant takes possession of the Leased Premises and Facility, and comply with respect to Hazardous Materials deposited in, on, or about the Leased Premises or the Facility by Tenant, its employees, agents, or invitees, with applicable Maine and federal law as the same may be amended from time to time, including without limitation Chapter 851 of the Regulations for the Maine
            Department of Environmental Protection, Section 11 relating to
            "Closure." For all purposes under this Lease, neither Landlord, nor Landlord's contractors, subcontractors, agents, employees, or any other person or entities performing or providing any work or services to the Facility, the Leased Premises or the areas surrounding same, whether before or after the commencement of this Lease, shall ever be deemed to be an agent or employee of
            Tenant; and (vi) Tenant further agrees to deliver the Leased Premises to Landlord at the termination of this Lease free of pollutants, contaminants, special wastes, underground storage tanks installed by Tenant, its employees or agents; asbestos, waste oil, petroleum, other hazardous, pathological, radioactive, dangerous or toxic substances, materials or wastes which have been deposited by Tenant, its employees,, agents or invitees after the date Tenant takes possession of the Leased Premises.
            The terms used in this Paragraph shall include, without limitation, all substances, materials, etc., designated by such terms under any laws, ordinances or regulations, whether federal, state or local. Tenant further agrees to (a) hold harmless and
            (b) indemnify Landlord, its officers directors, shareholders, partners, employees, agents and contractors for and against any and all claims, loss, costs, damages and expenses, including reasonable attorneys' fees, which may arise in the event that

            Tenant fails to comply with any of the provisions contained in this Paragraph. The terms of this Paragraph 8(d) shall expressly survive the expiration or earlier termination of this Lease.

            (e) Landlord is aware of no Hazardous Materials located at the Leased Premises prior to the date of this Lease (other than normal office products).

            9. Assignment - Subleasing Tenant covenants and agrees that it will not assign this Lease the whole or any part of the
            Leased Premises without in each instance having first received the express written consent of Landlord which consent may, at the sole, exclusive and absolute discretion of Landlord be withheld.
            Tenant covenants and agrees that it will not sublease any or the whole of the Leased Premises without, in each instance having first received the express written consent of the Landlord, which consent shall not be unreasonably withheld or delayed. In any case where Landlord shall consent to such subletting: (1) Tenant named herein shall remain fully liable for the obligations of
            Tenant hereunder, including, without limitation' or the obligation to pay the rent and other amounts provided under this
            Lease; and (2) the proposed subtenant will have equal or greater financial strength and stature as Tenant; and (3) Landlord shall receive any amount received by Tenant from such subtenant in excess of the minimum rent. For the purposes of this Paragraph the term "assignment" shall not include a transfer of any part or all of the corporate shares of Tenant so as to result in a change in the effective voting control of Tenant. The provisions of the
            Paragraph shall not be applicable to an assignment of this Lease by Tenant to a subsidiary or controlling corporation, provided
            (and it shall be a condition of the validity of any such assignment) that such subsidiary or controlling corporation agrees directly with Landlord to be bound by all of the obligations of Tenant hereunder, including, without limitation, the obligation to pay the rent and other amounts provided for under this Lease, and the covenant against further assignment;
            but such assignment shall not relieve Tenant of any of its obligations hereunder, and Tenant shall remain fully liable therefor. Notwithstanding anything to the contrary, however, within forty-five days after Tenant submits a letter of intent to sublease or assign the Tenant's interest in this Lease, Landlord shall have the right to require (so long as such assignment is not for the purpose of obtaining Tenant's financing) that all (or any portion) of the premises which Tenant proposes to sublease or as to which Tenant proposes to assign this lease (if the subtenant or assignee is not an entity controlled by the same interests which control Tenant) be surrendered to Landlord for the term of the proposed sublease or assignment in consideration of the pro rata adjustment of (based on the number of rentable square feet being recaptured), or cancellation of, the Tenant's obligations hereunder.

            10.  Repair - Maintenance.    (a) Landlord agrees to keep in
            good order, condition, and repair, the foundation and structural components of the building of the Leased Premises and will be responsible to maintain and replace the roof. Landlord agrees to repair and replace the sidewalks, driveways and parking areas (to the extent there are any); however, Tenant shall remain solely liable to clean debris from and remove snow and ice from all such sidewalks, driveways and parking areas at the Premises. Tenant will keep in good order, condition and repair the HVAC and mechanical systems and Landlord will transfer any existing warranty to the Tenant to the extent transferable. Tenant shall also be responsible for the cost of routine maintenance of such mechanical systems, glass, windows and the so called store front, irrespective of which party installed same. This Paragraph is not intended to refer to damage by fire or other insured risk to the
            Leased Premises, provision for which is hereinafter made. Tenant will receive all mechanical and HVAC systems provided for in Landlord's work in good working order.

            (b) Tenant agrees that from and after the date that possession of the Leased Premises is delivered to Tenant, and until the end of the term of this Lease, it will keep neat and clean and maintain in good order, condition and repair: all interior and exterior portions of the Leased Premises including but not limited to the store front and the exterior and interior portions of all doors, windows, plate glass and showcases surrounding the Leased Premises; all plumbing and sewage facilities within the Leased Premises; fixtures; interior wars;
            floors; ceilings; signs (including exterior signs where permitted); and all wiring, electrical systems, interior building appliances, heating, air conditioning and ventilation systems and equipment, (but excepting the foundation and the structural components of the building of the Leased Premises and maintenance and replacing the roof and certain repairs and replacing of sidewalks, driveways and parking areas, except as set forth in paragraph 10(a) above). Tenant shall repaint and refurbish the
            Leased Premises from time to time in order to assure that the same are kept in a first-class, tenantable, and attractive condition throughout the term of this Lease consistent with other first class retail locations in Freeport, Maine. There is excepted from this paragraph, however, damage to such portions of the Leased Premises originally delivered by Landlord to Tenant as is caused by those hazards which are covered by the policies of fire insurance with extended coverage endorsements carried by
            Landlord and described in Paragraph 13 hereof, unless caused by
            Tenant, its employees, agents or invitees. Tenant further agrees that the Leased Premises shall be kept in a clean, sanitary and safe condition in accordance with the laws of the State of Maine and ordinances of the City of Freeport Maine, and in accordance with all directions, rules, regulations of the Health Officer,
            Fire Marshal, Building Inspector, and other proper officers of the governmental agencies having jurisdiction over the Leased
            Premises.

            (c) Tenant shall not make any alterations, renovations, improvements and/or additions to the Leased Premises without first obtaining, in each instance, the written consent of Landlord, it being understood that Landlord must also obtain the consent of Landlord, except that Tenant may make non-structural interior alterations to and/or remodel the interior costing not more than Five Thousand Dollars ($5,000), upon condition that such alterations shall be made in accordance with all applicable laws and in a good and first-class, workmanlike manner without
            Landlord's consent. In no event shall Tenant be permitted to alter or renovate the exterior of the Leased Premises without
            Landlord's consent which may be denied in Landlord's discretion.
            Any and all alterations, additions, improvements, and fixtures which may be made or installed by either Landlord or Tenant upon the Leased Premises and which in any manner are attached to the floors, walls or ceilings (including, without limitation, any linoleum or other floor covering of similar character which may be cemented or otherwise adhesively affixed to the floor) shall remain upon the Leased Premises, and at the termination of this
            Lease shall be surrendered with the Leased Premises as a part thereof without disturbance, molestation or injury .

            However, the
            usual trade fixtures and furniture which may be installed in the
            Leased Promises prior to or during the term hereof at the cost of
            Tenant may be removed by Tenant from the Leased Premises upon the termination of this Lease. Further, Tenant covenants and agrees, at its own cost and expense, to repair any and all damage to the
            Leased Premises resulting from or caused by such removal. In no event shall Tenant be entitled to remove any heating, ventilating, or air conditioning equipment, nor shall Tenant be entitled to remove any store front or grate or related opening and closing mechanisms.

            11.  Indemnity and Public Liability Insurance.    (a) Except
            to the extent caused by the negligence of Landlord, its agents, servants, and employees, or a breach of this Lease by Landlord.
            Tenant will defend and will indemnify Landlord and save it harmless from and against any and all claims, actions, damages, liability and expense (including, but not limited to, attorney's fees and disbursements) in connection with the loss of life, personal injury or damage to property or business arising from, related to, or in connection with the occupancy or use by Tenant of the Leased Premises occasioned wholly or in part by negligence or intentional act or omission of Tenant, its contractors, subcontractors, subtenants, licensees or concessionaires, or its or their respective agents, servants or employees. The provisions of this Paragraph shall survive the termination or earlier expiration of the term of this Lease. Neither Landlord, its agents, servants, employees nor contractors shall be liable for and Tenant hereby releases them from all claims for, loss of life, personal injury or damage to property of business sustained by Tenant or any person claiming through Tenant resulting from any fire, accident, occurrence or condition in or upon the Facility or any part thereof (including, without limitation, the

            Leased Premises), including, but not limited to, such claims for loss of life, personal injury or damage resulting from (1) any defect in or failure of plumbing, heating or air conditioning equipment, electrical wiring or installation thereof, water pipes, stairs, railings or walks; (2) any equipment or appurtenances being out of repair, (3) the bursting, leaking or running of any tank, washstand, water closet, waste pipe, drain or any other pipe or tank in, upon or about the Facility,
            (4) the
            backing up of any sewer pipe; (5) the escape of steam or hot water, (6) water, snow or ice being upon or coming through the roof or any other place upon or near the Leased Premises or the building of which the same is a part; (7) the falling of any fixture, plaster or stucco; (8) broken glass; and (9) any act or omission of any subtenants or other occupants of the Leased Premises. Notwithstanding the above, on work performed by Landlord, the Landlord's work will be delivered in good working order.

            (b) Tenant agrees to maintain in full force during the term hereof a policy of public liability and property damage insurance under which Landlord, and Tenant are named as insureds, and under
            which the insurer agrees to indemnify and hold Landlord and those
            in privity of estate with Landlord harmless from and against all
            cost, expense and/or liability arising out of or based upon any
            and all claims, accidents, injuries, and damages mentioned in
            subparagraph (a) of this Paragraph 11, except for those
            caused by
            the negligence of Landlord or Landlord's agents, or a breach of
            this Lease by Landlord.  Each such policy shall be non-
            cancelable
            with respect to Landlord without thirty (30) days' prior
            written
            notice to Landlord. The minimum limits of liability of such insurance shall be One Million Five Hundred Thousand Dollars ($1,500,000.00) for injury (or death) to any one person, and Three Million Dollars ($3,000,000.00) for injury (or death) to more than one person, and Two Hundred Thousand Dollars ($250,000.00) with respect to damage to property in any one accident or other occurrence such policy or policies shall include Landlord and the Lessor as additional insured. Tenant agrees to deliver certificates of such insurance to Landlord at
            the commencement of the Term of this Lease and thereafter
            not
            less than thirty (30) Lays prior to the expiration of any
            such
            policy. Such insurance shall be noncancelable without thirty
            (30)
            days written notice to Landlord.

            (c) Tenant agrees to use and occupy the Leased Premises at its own risk; and that Landlord shall have no responsibility or liability for any loss of or damage to fixtures or other personal property of Tenant except if caused by the Intentional act of
            Landlord. The provisions of this Paragraph 11 (c) shall apply during the whole of the term hereof.

            12.  Landlord's Access to Premises.     (a) Landlord may at
            all reasonable times during tile term of this Lease enter to inspect the Leased Premises upon reasonable notice and/or may show the Leased Premises to prospective purchasers, tenants, or lenders. At any time within nine (9) months immediately preceding the expiration of the term of this Lease, Landlord shall have the right to display on the exterior of the Leased Premises (but not so as to unreasonably obstruct the view thereof or access thereto) up to four customary "For Rent" signs (no larger than four feet by four feet each) on places other than on doors or covering windows and during such period Landlord may show the
            Leased Premises and all parts thereof to prospective tenants during Tenant's hours of operation or by special arrangement after hours. Landlord also reserves the right after notice of intention to so enter (except that in the event of an emergency, no notice shall be required) to enter the Leased Premises at any time and from time to time to make such repairs, additions, or alterations as it may deem necessary for the safety, improvement, or preservation thereof, or of the building in which the Leased
            Premises is contained, but Landlord assumes no obligation to do so, and the performance thereof by Landlord shall not constitute a waiver of Tenant's default in failing to perform the same. Landlord shall in no event be liable for any inconvenience, disturbances, loss of business, or other damage to Tenant by reason of the performance by Landlord of any work in, upon, above or under the Leased Premises or the exercise by Landlord of any of its rights and remedies herein If Tenant shall have vacated or deserted the Leased Premises or, in the event of an emergency, or if in any other instance after Landlord has given notice of Landlord's intention to enter Tenant or Tenant's employees shall not be personally present to permit an entry into the Leased Premises, then in any such event, Landlord or its agents or employees may enter the same by the use of force or otherwise without rendering Landlord liable therefor, and without in any manner affecting Tenant's obligations under this Lease. The exercise of any such reserved right by Landlord shall not be deemed an eviction or disturbance of Tenant's use and possession of the Leased Premises and shall not render Landlord liable in any manner to Tenant or to any other person, nor shall the same constitute any grounds for an abatement of any rent hereunder.

            13.  Insurance.     (a) Landlord shall keep the Leased
            Premises insured against loss or damage by fire or other casualty, with the usual extended coverage endorsements and such other insurance as the then holder of the first mortgage on the
            Facility which includes the Leased Premises shall require, in amounts not less the full replacement value thereof above foundation walls or in such other amounts as are required by Landlord's mortgagee.

            (b) Tenant agrees that it shall keep its property including but not limited to leasehold improvements, fixtures, merchandise and equipment insured against loss or damage by fire or other casualty with the usual extended coverage endorsements. It is understood and agreed that Tenant assumes all risk of damage to its own property arising from any cause whatsoever, including, without limitation, loss by theft or otherwise, except if such damage is caused by the intentional act of Landlord.

            (c) Insofar as and to the extent that the following provision may be effective without invalidating or making it impossible to secure insurance coverage obtainable from responsible insurance companies doing business in the State of
            Maine (even though extra premium may result therefrom) Landlord and Tenant mutually agree, to the extent of the insurance coverage only, that with respect to any property loss which is covered by insurance then being carried by them, respectively, the one carrying such insurance and suffering said loss releases the other of and from any and all claims with respect to such loss; and they further mutually agree that their respective insurance companies shall have no right of subrogation against the other on account thereof. In the event that extra premium is payable by either party as a result of this provision, the other party shall reimburse the party paying such premium the amount of such extra premium. If, at the written request of one party, this release and non -subrogation provision is waived,, then the obligation of reimbursement shall cease for such period of time as such waiver shall be effective, but nothing contained in this
            Paragraph shall be deemed to modify or otherwise affect releases elsewhere herein contained of either party for claims.

            (d) Tenant covenants and agrees that it will not do or permit anything to be done in or upon the Leased Premises or bring in anything or keep anything therein, which shall increase the rate of insurance on the Facility above the standard rate at a free standing retail store in Freeport, Maine; and Tenant further agrees that in the event it shall do any of the foregoing, it will promptly pay to Landlord on demand any such increase resulting therefrom which shall be due and payable as additional rent hereunder.

            14. Total or Partial Destruction. (a) In the event that thirty-five percent (35%) or more of the leasable floor area of the Leased Premises are damaged or destroyed by fire or other casualty, Landlord shall have the right to terminate this Lease in the manner described hereafter. If by reason of such occurrence, the Leased Premises shall be rendered untenantable in whole or in part, Landlord, at its own expense, shall cause the damage to be repaired if this Lease is not terminated and the
            Minimum Rent and meanwhile shall be abated promptly and proportionately as to the portion of the Leased Premises rendered untenantable until delivery of possession of the restored Leased
            Premises. If the Leased Premises shall be damaged or destroyed by a fire or casualty not fully covered by Landlord's policies of fire and extended coverage insurance or if Landlord has the option to terminate described below, or if the Landlord, at its option, decides not to repair and restore the Leased Premises,
            Landlord shall have the right, to be exercised by notice in writing delivered to Tenant within ninety (90) days from and after the occurrence of such damage or destruction, to elect to cancel and terminate this Lease. Tenant shall have the right to elect to cancel and terminate this Lease upon 30 days notice, if
            Landlord advises Tenant that it does not intend to rebuild the
            Leased Premises. Either party shall have the right, to be exercised by notice in writing, delivered to the other within thirty (30) days from and after any occurrence which renders the
            Leased Premises wholly untenantable to cancel this Lease if said destruction of the premises occurs during the term of this Lease, said cancellation to take effect thirty (30) days from and after the delivery of such notice by the other party, and in such event this Lease and the tenancy hereby created shall cease as of the aforesaid cancellation date, the rent to be adjusted as of such date; provided, however, that if Landlord shall commence repairs or reconstruction of the damaged portions of the Leased Premises during the period prior to the cancellation date, the tenancy shall remain in effect and said notice of cancellation shall be considered void. In no event shall Landlord be obligated to expend for any repairs or reconstruction pursuant to this Paragraph 14 an amount in excess of the insurance proceeds recovered by it and allocable to the damage to the Leased Premises after deduction therefrom of Landlord's reasonable expenses in obtaining such proceeds and any amounts required to be paid to Landlord's mortgagee. Notwithstanding anything herein to the contrary, in the event of a destruction, if Landlord elects to restore, Landlord will substantially complete its restoration within 180 days of the loss or either Landlord or
            Tenant may terminate this Lease upon notice to the other. Once the Landlord's restoration work is substantially complete, the
            Tenant's right to terminate will expire.

            (b) If the Landlord is required to repair or reconstruct the Leased Premises pursuant to the provisions of this paragraph, its obligation shall be limited to the building shell and the condition of the Leased Premises as it existed at the commencement of this lease term. Tenant at Tenant's expense shall promptly perform all repairs or restoration not required to be done by Landlord and shall promptly re-enter the Leased Premises and commence doing business in accordance with the provisions of this Lease. With respect to total or partial destruction as described in paragraph 14 (a), Landlord shall not be liable for delays occasioned by adjustment of losses with insurance carriers or by any other cause so long as Landlord shall proceed in good faith; this provision shall have no effect on the time periods described in 14(a).


            (c) Notwithstanding anything set forth herein to the contrary, Tenant shall be responsible for all repairs and replacements of damage and/or destruction of the Leased Premises necessitated by burglary or attempted burglary, or any other illegal or forcible entry into the Leased Premises.

            (d) Tenant covenants that it will give notice to Landlord of any accident or damage, whether such damage is caused by insured or uninsured casualty, occurring in, on or about the Leased Premises within forty eight (48) hours after Tenant has or should have had knowledge of the occurrence of such accident or damage. If Tenant breaches its covenant set forth in this paragraph 14(d), Landlord in addition to all other rights and remedies under this Lease, at law or in equity shall, at its option, be relieved of any of its obligations under this Paragraph 14.

            15.  Eminent Domain.     (a) If all of the Leased Premises
            shall be taken by condemnation or right of eminent domain, either party, upon written notice to the other, shall be entitled to terminate this Lease, provided that such notice is given not later than thirty (30) days after Tenant has been deprived of possession. Should more than 30% of the Leased Promises be so taken or condemned then Landlord or Tenant may, terminate this
            Lease in the manner described above within sixty (60) days. If this Lease is not terminated, Landlord covenants and agrees promptly after such taking or condemnation, and the determination of Landlord's award therein, to expend so much as may be necessary of the net amount which may be awarded to Landlord in such condemnation proceedings in restoring the Leased Premises to an architectural unit as nearly like their condition prior to such taking as shall be practicable. Should the net amount so awarded to Landlord be insufficient to cover the costs of restoring the Leased Premises, as estimated by Landlord, Landlord may, but shall not be obligated to, supply the amount of such insufficiency and restore the Leased Premises as above provided, with all reasonable diligence, or terminate this Lease. Where
            Tenant has not already exercised any right of termination accorded to it under the foregoing portion of this paragraph,
            Landlord shall notify Tenant of Landlord's election not later than ninety (90) days after the final determination of the amount of the award.

            (b) Out of any award for any taking of the Leased Premises, in condemnation proceedings or by right of eminent domain, Landlord shall be entitled to receive and retain the amounts awarded for the Leased Premises and for Landlord's business loss.
            Tenant shall only be entitled to receive and retain any amounts which may be specifically awarded to it in any such condemnation proceeding because of the taking of its trade fixtures or furniture.

            (c) In the event of any such taking of the Leased Premises, the minimum rent, or a fair and just proportion thereof, according to the nature and extent of the damage sustained, shall be suspended or abated.

            16.  Other Stores.  Intentionally deleted.

            17.  Landlord's Remedies.     (a) It is covenanted and
            agreed that if Tenant shall neglect or fail to perform or
            observe
            any of the covenants, terms, provisions or conditions
            contained
            in this Lease and on its part to be performed or observed
            within
            thirty (30) days after written notice of default or such additional time as is necessary to cure such default if Tenant has commenced a cure during said thirty (30) day period and is
            diligently effecting a cure, (except for payment of minimum rent
            or other charges, in which case said period shall be seven
            (7)
            business days after written notice of default; provided
            however,
            that Landlord shall not be required to send Tenant notice of
            a
            monetary default more than two (2) times in any twelve month period after which there shall be no further notice of default or cure period required), or if the estate hereby created shall be
            taken on execution or by other process of law, or if Tenant shall
            be judicially declared bankrupt or insolvent according to
            law, or
            if any assignment shall be made of the property of Tenant
            for the
            benefit of creditors (other than a Collateral Assignment of
            Lease
            as required for Tenant's financing), or if a receiver,
            guardian,
            conservator, trustee in involuntary bankruptcy or other
            similar
            officer shall be appointed to take charge of all or any substantial part of Tenant's property by a court of competent jurisdiction, or if a petition shall be filed for the reorganization of Tenant under any provisions of the Federal Bankruptcy Code now or hereafter enacted, and such proceeding is not dismissed within ninety (90) days after it is begun, or if
            Tenant shall file a petition for such reorganization, or for arrangement under any provisions of the Federal Bankruptcy Code now or hereafter enacted and providing a plan for a debtor to
            settle, satisfy or extend the time for the payment of debts
            -
            then, and in any of said cases (notwithstanding any license of any former breach of covenant or waiver of the benefit hereof or consent in a former instance), Landlord shall be entitled to all remedies available to Landlord at law and/or equity, including, without limitation, the remedy of forcible entry and detainer, and Landlord lawfully may enter into the Premises, immediately or at any time thereafter, and in compliance with any statute in any manner relating to summary process. As an additional remedy,

            Landlord may, at its election, enter into and upon the Leased
            Premises or any part thereof in the name of the whole and repossess the same as of its former estate, and expel Tenant and those claiming through or under it in accordance with law, and remove it or their effects without being deemed guilty of any manner of trespass, and without prejudice to any remedies which might otherwise be used for arrears of rent or preceding breach of covenant, and upon entry as aforesaid, this Lease shall terminate. Tenant covenants and agrees, notwithstanding any entry or re-entry by Landlord, whether by summary proceedings, termination, or otherwise, that Tenant shall, as of the date of such termination, immediately be liable for and pay to landlord the entire unpaid rental and all other balances due under this lease for the remainder of the term, as well as all costs incurred by Landlord to obtain and fit-up the Leased Premises for a new tenant including, without limitation, brokerage commissions. Further, if this Lease shall be guaranteed on behalf of Tenant, all of the foregoing provisions with respect to bankruptcy of Tenant shall be deemed to read: "Tenant or the guarantor hereof." Landlord will use reasonable efforts to mitigate Tenant's losses.

            (b) Notwithstanding anything in this Lease to the contrary, Tenant, and Landlord for themselves, their heirs, successors, and assigns hereby knowingly, willingly and voluntarily waive any and all rights such party may have to a trial by jury in any forcible entry and detainer ("FED") action or proceeding brought by Landlord, or Landlord's successors and/or assigns based upon or related to the provisions of this Lease. Landlord and Tenant hereby agree that any such FED action or proceeding shall be heard before a single judge of the appropriate District Court or a single justice of the appropriate Superior Court, or a Federal
            District Court Judge sitting in the District of Maine.

            (c) Landlord shall in no event be in default in the performance of any of its obligations hereunder unless and until
            Landlord shall have failed to perform such obligations within thirty (30) days or such additional time as is reasonably required to correct any such default after written notice by Tenant to Landlord properly specifying wherein Landlord has failed to perform any such obligation. Landlord agrees to respond reasonably promptly in emergency situations.

            18.  Covenant of Quite Enjoyment: Exculpation. Force
            Majeure.

            (a) Tenant subject to the terms and provisions of this Lease on payment of the rent and observing, keeping and performing all of the terms and provisions of this Lease on its part to be observed, kept and performed, shall lawfully, peaceably and quietly have, hold, occupy and enjoy the Leased
            Premises during the term without hindrance or ejection by Landlord or any persons lawfully claiming under Landlord; but it is understood and agreed that this covenant and any and all other covenants of Landlord contained in this Lease shall be binding upon Landlord only with respect to Landlord's period of interest hereunder.

            (b) In addition, Tenant specifically agrees to look solely to Landlord's interest in the Leased Premises for recovery of any judgment from Landlord; it being specifically agreed that neither
            Landlord nor anyone claiming under Landlord shall ever be personally liable for any such judgment. The provision contained in the foregoing sentence is not intended to, and shall not, limit any right that Tenant might otherwise have to obtain injunctive relief against Landlord or Landlord's successors in interest, or any other action not involving the personal liability of Landlord or anyone claiming under Landlord, to respond in monetary damages from their assets other than its interest in the Leased Premises.

            (c) It is further understood and agreed that with respect to any services to be furnished by Landlord to Tenant, Landlord shall in no event be liable for failure to furnish the same when prevented from so doing by strike, lockout, breakdown, accident, order or regulation of or by any governmental authority, or failure of supply, or inability by the exercise of reasonable diligence to obtain supplies, parts, or employees necessary to furnish such services, or because of war or other emergency, or for any cause beyond Landlord's reasonable control, or for any cause due to any act or neglect of Tenant or its servants, agents, employees, licensees, or any person claiming by, through or under Tenant, or any termination for any reason of Landlord occupancy of the Leased Premises from which the service is being supplied by Landlord, and in no event shall Landlord ever be liable to Tenant for any indirect or consequential damages.

            19. Estoppel Certificate - Subordination - Attornment - Mortgage. At any time, and from time to time, upon the written request of Landlord, Landlord's Lessor, or any mortgagee,
            Tenant
            within ten (10) days of the date of such written requests
            agrees
            to execute and deliver to Landlord and/or such mortgagee,
            without
            charge and in a form reasonably satisfactory to Landlord,
            Tenant,
            and/or such mortgagee, a written statement: (i) ratifying
            this
            Lease; (ii) confirming the commencement and expiration dates of
            the term of this Lease; (iii) certifying that Tenant is in occupancy of the Lease Premises, and that the Lease is in full force and effect and has not been modified, assigned, supplemented or amended except by such writings as shall be state; (iv) certifying that all conditions and agreements under this Lease to be satisfied or performed by Landlord have
            been
            satisfied and performed except as shall be state; (v)
            certifying
            that Landlord is not in default under the Lease and there
            are no
            defenses or offsets against the enforcement of this Lease by Landlord, or stating the defaults and/or defenses claimed by Tenant; (vi) reciting the amount of advance rent, if any, paid by
            Tenant and the date to which such rent has been paid and
            agrees
            not to prepay rent more than thirty (30) days in advance;
            (vii)
            reciting the amount of security deposited with Landlord, if any;
            and (viii) any other information which Landlord or the
            mortgagee
            shall reasonably require. The failure of Tenant to execute, acknowledge and deliver to Landlord and/or any mortgagee a statement in accordance with the provisions of this paragraph within the period set forth shall constitute an
            acknowledgement
            by Tenant which may be relied upon by any person holding or intending to acquire any interest whatsoever in the Leased Premises or the Facility that this Lease has not ben assigned, amended, changed or modified, is in full force and effect
            and
            that the Minimum Rent, Tenant's share of Common Area
            Expenses and
            Taxes, Utility Charges, and Percentage Rent have been duly
            and
            fully paid (subject to adjustment) not beyond the respective due
            dates immediately preceding the date of the request for such statement and shall constitute as to any persons entitled to rely on such statements a waiver of any defaults by Landlord or defenses or offsets against the enforcement of this Lease by Landlord which may exist prior to the date of the written request, and Landlord, at its option, may treat such failure as an event of default.  Tenant agrees that, except as
            hereinafter
            provided, this Lease is, and all of Tenant's rights
            hereunder are
            and shall always be, subject and subordinate to any
            mortgage,
            leases of Landlord's property (in sale-leaseback) pursuant to
            which Landlord has or shall retain the right of possession of the
            Leased Premises or security instruments (collectively called "Mortgage") that now exist, or may hereafter be placed upon the
            Leased Premise or the Facility or any part thereof and to
            all
            advances made or to be made thereunder and to the interest thereon, and all renewals, replacements, modifications, consolidations, or extensions thereof so long as the same do not change the terms hereof; that if the holder of any such
            Mortgage
            ("Mortgagee") or if the purchaser at any foreclosure sale or at
            any sale under a power of sale contained in any Mortgage
            shall at
            its sole option so request, Tenant will attorn to, and
            recognize
            such Mortgagee or purchaser, as the case may be, as Landlord under this Lease for the balance then remaining of the terms of this Lease, subject to all terms of this Lease, and that the aforesaid provisions shall be self-operative and no further instrument or document shall be necessary unless required by any such Mortgagee or purchaser. At any time so requested by Landlord or Landlord's Mortgagee, Tenant covenants and agrees to deliver to Landlord and/or any such Mortgagee, without
            charge, a
            copy of Tenant's most recent and fully completed public
            financial
            statements, which statements shall be in compliance with
            general
            accounting practices. Tenant shall deliver said financial statements to Landlord and/or any such Mortgagee within ten
            (10)
            days of Landlord's request for the same. Notwithstanding anything to the contrary set forth above, any Mortgagee may at any time subordinate its Mortgage to this Lease, without Tenant's consent, by execution of a written document subordinating such
            Mortgage to this Lease to the extent set forth therein, and thereupon this Lease shall be deemed prior to such Mortgage to the extent set forth in such written document without regard to their respective dates of execution, delivery and/or recording and in that event, to the extent set forth in such written document such Mortgagee shall have the same rights with respect to this Lease as though this Lease has been executed and a memorandum thereof recorded prior to the execution, delivery and recording of the Mortgage and as though this Lease had been assigned to such mortgagee. Should Landlord or any Mortgagee or purchaser desire confirmation of either such subordination or such attornment, as the case may be, Tenant upon written request, and from time to time, will execute and deliver without charge and in form reasonably satisfactory to Tenant and Landlord, the
            Mortgagee or the purchaser all instruments and/or documents that may be requested to acknowledge such subordination and/or agreement to attorn, in recordable form as long as said mortgagee agrees to execute a non disturbance or recognition agreement for the benefit of the Tenant. At Tenant's request, Landlord will use reasonable efforts to obtain non-disturbance or a recognition agreement from its mortgagee. In the event Tenant fails to execute and deliver the instruments and documents as provided for in this paragraph within the time period set forth, Landlord may treat such failure as an event of default.

            20.  Security Deposit.        Upon substantial completion of
            Landlord's Work, the Tenant shall deliver to Landlord and maintain during the entire term of this Lease a performance bond underwritten by a good and solvent insurance company licensed to do business in the state of Main, which bond shall be in the principal amount of $120,000 (6 months of base rent) in form satisfactory to Landlord which shall be held by Landlord throughout the term of this Lease, as security for the faithful performance of all of Tenant's obligations hereunder. Landlord shall have the right to apply any part or the whole of said bond to the curing of any default that may then exist without prejudice to any other remedy which Landlord may have on account thereof. Should the Leased Premises be conveyed by Landlord, such bond shall be turned over by Landlord to Landlord's transferee. If Tenant shall have fully and promptly complied with all of the terms of this Lease during the entire term hereof, the said bond shall be redelivered to Tenant.

            21.  Assignment of Rents.     With reference to any
            assignment by Landlord of Landlord's interest in this Lease, or the rents payable hereunder, conditional in nature or otherwise, which assignment is made to the holder of a mortgage on the Leased Premises, Tenant agrees that the execution thereof by Landlord, and the acceptance thereof by such holder, shall never be deemed an assumption by such holder of any of the obligations of Landlord hereunder, unless such holder shall, by written notice sent to Tenant, specifically otherwise elect.

            22.  Mechanic's Liens.   Tenant agrees immediately to
            discharge (either by payment or by filing of the necessary bond, or otherwise) any mechanic's lien, materialmen's lien, or other lien against the Lease Premises and/or Landlord's interest therein, which liens may arise out of any payment due for or purported to be due for, any labor, services, materials, supplies, or equipment alleged to have been furnished to or for
            Tenant in, upon or about the Leased Premises.

            23. Real Estate Broker . Tenant warrants and represents that it has not dealt with a real estate broker, in connection with the consummation of this Lease except for Jackman Commercial
            Realty and Jack Riddle, Commercial Properties, Inc., and in the event of any brokerage claims against Landlord predicted upon dealings with Tenant other than by John A. Jackman, Jackman Commercial Investment Realty and Jack Riddle, Commercial Properties Inc., Tenant agrees to defend the same and indemnify
            Landlord against any such claim. Landlord and Tenant agree that any brokerage commission due to John A. Jackman, Jackman Commercial Investment Realty and Jack Riddle Commercial Properties, Inc. shall be paid by Landlord split equally, per agreement between Commercial Properties, Inc. and the Landlord and the Landlord will indemnify Tenant against any such claim.

            24. Notices. Whenever by the terms of this Lease notice, demand or other communication shall or may be given either to
            Landlord or to Tenant, the same shall be in writing and shall be sent by registered or certified mail , postage prepaid or by overnight delivery service, prepaid, and requiring a receipt:

            If intended for Landlord, addressed to it at the address set forth on the first page of this Lease, (or to such other addresses as may from time to time hereafter be designated by

            Landlord), with a copy to:

            Charles E. Miller, Esq.
            Bernstein, Shur, Sawyer & Nelson
            One Hundred Middle Street
            P. O. Box 9729
            Portland, ME 04104-5029

            If intended for Tenant, addressed to it at the address set forth on the first page of this Lease (or to such other address addresses as may from time to time hereafter be designated by
            Tenant by  like notice).

            After receiving written notice from any person, firm, or other entity, stating that it holds a mortgage on the Leased
            Premises, Tenant shall, so long as such mortgage is outstanding, be required to give to such holder the same notices as are required to be given to Landlord under the terms of this Lease, but such notices may be given by Tenant to Landlord and such holder concurrently. It is further agreed that such holder shall have an additional 30 days after the Landlord's obligation to cure any default or to effect such curing, and if necessary to cure such a default, such holder shall have access to the Leased
            Premises. All notices shall be deemed effective when mailed.

            25. Holdover. If Tenant remains in possession of the Premises after the expiration of the term of this lease, such possession shall be as a month-to-month tenant. During such month-to-month tenancy, the provisions of this Lease, except for
            Minimum Rent, shall be applicable. If Landlord and Tenant are negotiating an extension or renewal in good faith the Minimum
            Rent shall continue at the same rate required by the Lease for the prior month for a period not to exceed one month; thereafter,
            Minimum Rent shall be increased to one and one half (1 1/2) times the then-current Minimum Rent for the period just preceding such termination. Landlord or Tenant my terminate any such month-to-month tenancy by giving the other party thirty (30) days prior written notice.

            26.  Miscellaneous Provisions.       (a)  Waiver. Failure on
            the part of Landlord to complain of any action or nonaction on the part of Tenant no matter how long the same may continue, shall never be deemed to be a waiver by Landlord of any of its rights hereunder. Further, no waiver at any time of any of the provisions hereof by Landlord shall be construed as a waiver of any of the other provisions hereof, and that a waiver at any time of any of the provisions hereof shall not be construed as a waiver at any subsequent time of the same provisions. The consent or approval of Landlord to or of any action by the other requiring Landlord's consent or approval shall not be deemed to waive or render unnecessary Landlord's consent or approval to or of any subsequent similar act by Tenant. No payment by Tenant, or acceptance by Landlord, or a lesser amount than shall be due from
            Tenant to Landlord shall be treated otherwise than as a payment on account. The acceptance by either Landlord of a check for a lesser amount with an endorsement or statement thereon, or upon any letter accompanying such check, that such lesser amount is payment in full shall be given no effect; and Landlord may accept such check without prejudice to any other rights or remedies which Landlord may have against Tenant.

            (b) Invalidity of Particular Provisions. If any term or provision of this Lease, or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this

            Lease
            shall be valid and be enforced to the fullest extent permitted by law.

            (c) Governing Law. This Lease shall he governed exclusively by the provisions hereof and by the laws of State of Maine.

            (d)  Recording.     Tenant agrees not to  record this Lease,
            but each party hereto agrees, on request of the other, to execute a Memorandum of Lease in recordable form and satisfactory to Landlord's and Tenant's attorney. In no event shall such memorandum set the forth the rental or other charges payable by
            Tenant under this Lease and any such memorandum shall expressly state that it is executed pursuant to the provisions contained in this Lease, and is not intended to vary the terms and conditions of hereof.

            (e) Paragraph Headings. The paragraph headings throughout this instrument are for convenience and reference only, and is contained therein shall in no way be held to explain, modify, amplify, or aid in the interpretation, construction, or meaning of the provisions of this Lease.

            (f)  Tenant Defined - Use of Pronoun.   The work "Tenant"
            shall be deemed and taken to mean each and every person or party mentioned as a Tenant herein, be the same one or more; and if there shall be more than one Tenant, any notice required or permitted by the terms of this Lease may be given by or to any one thereof, and shall have the same force and effect as if given by or to all thereof. The use of the neuter singular pronoun to refer to Landlord or TEnant shall be deemed a proper reference even though Landlord or Tenant may be an individual, a partnership, a corporation, or a group of two or more individuals or corporations. The necessary grammatical changes required to make the provisions of this Lease apply in the plural number where there is more than one Landlord or Tenant and to either corporations, associations, partnerships, or individuals, males or females, shall in all instances be assumed as though in each case fully expressed.

            (g)  Additional Right.   In the event it shall become
            necessary for Landlord to bring suit in order to collect the rent aforesaid or to enforce any other provision of this Lease on the part of Tenant to be performed. landlord shall be entitled to collect reasonable legal fees, costs and disbursements from Tenant in connection with the aforesaid enforcement proceedings.

            (h)  Performance of Covenants.     Landlord and Tenant
            covenant and agree that each will perform all agreements and observe all covenants herein expressed on its part to be performed and observed and that each will promptly, comply with such notices from the other. If Tenant or Landlord shall not comply with any such notice to the satisfaction of the other prior to the date on which such non-compliance would constitute an event of default, in addition to, and not in lieu or in limitation of any other remedy which may have pursuant to this
            Lease, at law or in equity, Landlord and TEnant may, but shall not be obligated to, enter upon the Leased Premises and do the things specified in said notice. Landlord and Tenant shall have no liability to the other for any loss or damage resulting in any way from such action and the non performing party agrees to pay upon demand, any expense incurred by the other in taking such action. Notwithstanding the foregoing, Landlord's or Tenant's performance of any or all of the other's covenants shall not release the defaulting party from liability for non-performance.

            (i)  Interpretation.     Whenever in this Lease provision is
            made for the doing of any act by any party, it is understood and agreed that said act shall be done by such party at its own cost and expense, unless a contrary intent is expressed. All measurements of leasable space shall be from the exterior of the outside wall to the exterior of the outside wall.

            27.  When Lease BEcomes Binding.   Only the Town Manager of
            Landlord shall have authority to make or agree to make a lease or any other agreement or undertaking in connection herewith. The submission of this document for examination and negotiation does not constitute an offer to lease, or a reservation of, or option for, the Leased Premises, and this document shall become effective and binding only upon the execution and delivery hereof by both Landlord and Tenant. All negotiations, considerations, representations and understandings between Landlord and Tenant are incorporated herein and may be modified or altered only by agreement in writing between Landlord and TEnant, and no act or omission of any employee or agent of Landlord shall alter, change, or modify any of the provisions hereof. All rights, obligations and liabilities herein given to, or imposed upon, the respective parties hereto shall extend to and bind the several respective heirs, executors, administrators, trustees, receivers, legal representatives, successors and assigns of the said parties; and if there shall be more than one tenant, they shall all be bound jointly and severally by the terms, covenants and agreements herein. No rights, however, shall inure to the benefit of any assignee, legal representative, trustee, receiver, legatee or other personal representative of Tenant unless the assignment to such party has been approved by Landlord in writing as provide din Paragraph 9 hereof.

            WITNESS the execution hereof, under seal, in any number of counterpart copies, each of which counterpart copies shall be deemed an original for all purposes, as of the day and year first above written.

            WITNESS:                      THE TOWN OF FREEPORT, MAINE

            (LANDLORD)



            _________________________
                 By:__________________________________________
            Its Town Manager

            THE VERMONT TEDDY BEAR COMPANY,
            INC.
            (TENANT)



            _________________________
                 By:__________________________________________
            Its Chief Financial Officer
            Thereunto duly authorized


            STATE OF MAINE
            CUMBERLAND, SS


            January ______, 1997

            Then personally appeared the above-named Dale Olmstead, Jr., Town Manager of the Town of Freeport and he acknowledged the foregoing instrument to be his free act and deed in his said capacity.

            Before me,


            ___________________________________
            Name:
            Title:



            STATE OF VERMONT
            CHITTENDEN, SS.
            January ______, 1997

            Then personally appeared the above-named Elisabeth Robert, and acknowledged the foregoing instrument to be her free act and deed in her said capacity as Chief Financial Officer of The Vermont Teddy BEar Co., Inc., and the free act and deed of The
            Vermont Teddy Bear Co., Inc.

            Before me,

            ___________________________________
            _
            Name:
            Title:





                 EXHIBIT "A"

                 LEASED PREMISES


            Diagram of Leased Premises

                 EXHIBIT "B"

                 LANDLORD'S WORK (COVER PAGE PLUS PAGES ATTACHED)


            Notwithstanding anything herein to the contrary, the cost of Landlord's work* described on this Exhibit B shall be capped at
            $230,000. The Tenant shall be responsible for all work in excess of $230,000 notwithstanding such work's designation as Landlord's work.

            * If the work to be performed pursuant to this Exhibit B is not prepared at Lease execution, the Landlord and TEnant agree that such work shall be mutually agreed upon by Landlord's architect and Tenant's architect; provided, however, Landlord's work shall never cost more than the $230,000 cap set forth herein.

            *in providing a vanilla box

                 EXHIBIT "C"

                 ADDITIONAL TERMS AND CONDITIONS

                 ESTIMATED COMMON AREA CHARGES PER SQUARE FOOT

            Building Insurance                      $   .15 per square
            foot
            (Property and Liability)

            Real Estate Taxes                            $ 4.82 per
            square
            foot

            Parking                                 $ 5.78 per square
            foot

            Management                              $   .50 per square
            foot



            Note that these figures are "good faith" estimated charges per square foot. Actual charges may be higher or lower.

            (Grounds/Building Maintenance, and utilities shall be Tenant's direct cost and responsibility.

            Costs for Tenant's electricity for lights and outlets, heat and air conditioning and janitorial services are not shown. These items will be the Tenant's cost and responsibility.

            Parking charges are subject to annual increases.

            Notwithstanding the above, Landlord and Tenant acknowledge that
            Tenant's per square foot cost for insurance premiums covered as common area insurance and the common area parking charges described as a category of common area expense on this Exhibit C shall not increase more than 5% annually after the actual cost of the common area charges for the first Lease year is determined.

                 EXHIBIT "D"

                 RULES AND REGULATIONS


            1. The sidewalk, entrances, passages, courts, vestibules, corridors or halls shall not be obstructed or encumbered by any
            Tenant.

            2. No awnings or other projections shall be attached to the outside walls of the building without the prior written consent of the Landlord. No curtains, blinds, shades, or screens shall be attached to or hung in, or used in connection with, any window or door of the Leased Premises, without prior written consent of the Landlord.

            3. No show cases, sales tables, merchandise displays, signs or other articles shall be put in front of or affixed to any part of the exterior of the building, nor upon any public or common facilities of the Facility without the prior written consent of the Landlord.

            4. The water and wash closets and other plumbing fixtures, if any, shall not be used for any purposes other than those for which they were constructed, and no sweepings, rubbish, rags, or other substances shall be thrown therein. All damages resulting from any misuse of the fixtures shall be borne by the Tenant.

            5. Tenant shall not mark, paint, drill into, or in any way deface any part of the lease premises or the building of which they form a part. No boring, cutting or stringing of wires shall be permitted, except with the prior written consent of the Landlord, and as the Landlord may direct.

            6. Tenant, nor any of Tenant's servants, employees, gents, visitors, or licensees, shall not at any time bring or keep upon the Leased Premises any inflammable, combustible or explosive fluid, chemical, or substance other than for household use and under such circumstances, TEnant shall properly store and dispose of such fluids, chemicals, or substances.

            7. No additional locks or bolts of any kind may be placed upon any of the doors or windows by Tenant, nor shall any changes be made in existing locks or the mechanism thereof. Tenant must, upon the termination of its tenancy, restore to the Landlord all keys, codes or combinations of stores, offices, and toilet rooms, either furnished to, or otherwise procured by, such TEnant, and in the event of the loss of any keys, codes or combinations so furnished to Tenant or procured by TEnant, Tenant shall pay to the Landlord the cost thereof, and in the event sages, closets or other lockable permanent fixtures are installed in the premises, give all keys, codes or combinations thereto to the Landlord.

            8. The premises shall not be used for lodging or sleeping or for any immoral or illegal purpose.

            9. Requests of TEnant will be attended to only upon written application to the Landlord or its agent.
            Landlord's
            employees shall not perform any work or do anything outside of the regular duties, unless under special instructions from the office of the Landlord or its agent.

            10. Canvassing, soliciting, and peddling in the building is prohibited and TEnant shall cooperate to prevent the same.

            11. All deliveries or shipments of any kind to and from the Premises, including loading and unloading of goods, shall be made only by way of the rear of the Premises of at any other location or times required by Town approvals and ordinances, and only at such times designated for such purpose by he Town of Freeport.

            12. No external radio, television, phonograph or other similar devices shall be installed without first obtaining in each instance the Landlord's consent in writing, and if such consent be given, no such device shall be used in a manner so as to be heard or seen outside the Premises; provided, however, Tenant may install a satellite dish for tele-communications subject to the approval to the Town of Freeport and Landlord and further provided that such installation shall never pierce the membrane of the roof at the Facility.

            13. Tenant shall keep the Premises at a temperature sufficiently high to prevent freezing of water in pipes and fixtures.

            14. The outside sidewalk area immediately adjoining the Premises shall be kept clean and free from snow, ice, dirt and rubbish by Tenant and Tenant shall not place, suffer or permit any obstructions or merchandise in such areas.

            15. Plumbing facilities shall not be used for any other purpose than that for which they are construed, and no foreign substance of any kind shall be thrown therein.







                 EXHIBIT "E"

                 TENANT'S WORK


            Tenant shall be responsible for all other work necessary for Tenant to open for business, including, but not limited to, all interior partitions, wall treatments and/or floor coverings in excess of that which is described in Exhibit C as Landlord's work. All of Tenant's work as referred to in this paragraph shall be subject to the review and approval of Landlord. In addition, any Tenant's work which increases the costs of Landlord's work over the amount specified in Exhibit C shall be at TEnant's cost and expense and shall be paid by Tenant within thirty (30) days of being invoiced.

            Tenant shall BE responsible for all other work necessary for Tenant to open for business, including, but not limited to, all interior partitions, wall treatments and/or floor coverings in excess of that which is described in Exhibit C as Landlord's work
            All of Tenant's work as referred to in this paragraph shall be subject to the review and approval of Landlord. In addition, any
            Tenant's work which increases the costs of Landlord's work over the amount specified in Exhibit C shall be at Tenant's cost and expense and shall be paid by Tenant within thirty (30) days of being invoiced.

            EXHIBIT 10.37

            LEASE AGREEMENT
            by and between

            URSA (VT) QRS 12-30, INC.,
            a Vermont corporation

            as LANDLORD

            and

            THE VERMONT TEDDY BEAR CO., INC.,
            a New York corporation,

            as TENANT


            Premises:  Shelburne, Vermont






            Dated as of: July 10, 1997

            TABLE OF CONTENTS
                                       Page

            Parties       1
            1.   Demise of Premises      1
            2.   Certain Definitions     1
            3.   Title and Condition     9
            4.   Use of Leased Premises; Quiet Enjoyment    10
            5.   Term         11
            6.   Basic Rent        12
            7.   Additional Rent        12
            8.   Net Lease; Non-Terminability     13
            9.   Payment of Impositions      14
             10. Compliance with Laws and Easement Agreements;
            Environmental Matters       16
                 11.  Liens; Recording and Title         17
             12. Maintenance and Repair        18
             13. Alterations and Improvements       19
             14. Permitted Contests       20
             15. Indemnification          21
             16. Insurance      22
             17. Casualty and Condemnation          25
             18. Termination Events       27
             19. Restoration         28

             20. Procedures Upon Purchase      30
             21. Assignment and Subletting; Prohibition
                           against Leasehold Financing      32
                 22.  Events of Default        33
             23. Remedies and Damages Upon Default       35
             24. Notices        39
             25. Estoppel Certificate          40
             26. Surrender      40
             27. No Merger of Title       40
             28. Books and Records        41
             29. Determination of Value        42
             30. Non-Recourse as to Landlord        43
             31. Financing      44
             32. Subordination       45
             33. Financial Covenants      45
             34. Tax Treatment; Reporting      45
             35. Option to Purchase       45
             36. Right of First Refusal        46
             37. Additional Property
             38. Miscellaneous       48


            EXHIBITS

            Exhibit "A"   - Premises
            Exhibit "A-1" - Additional Property
            Exhibit "B"   - Machinery and Equipment
            Exhibit "C"   - Schedule of Permitted Encumbrances
            Exhibit "D"   - Rent Schedule
            Exhibit "E"   - Financial Covenants

            LEASE AGREEMENT, made as of this 10th day of July,
            1997, between URSA (VT) QRS 12-30, INC., a Vermont
            corporation
            with an address c/o W. P. Carey & Co., Inc., 50 Rockefeller Plaza, 2nd Floor, New York, New York 10020 ("Landlord"), and THE
            VERMONT TEDDY BEAR CO., INC., a New York corporation with an address at 2236 Shelburne Road, Shelburne, Vermont 05482 ("Tenant").

            In consideration of the rents and provisions herein stipulated to be paid and performed, Landlord and Tenant hereby covenant and agree as follows:

            1. Demise of Premises. Landlord hereby demises and lets to Tenant, and Tenant hereby takes and leases from Landlord, for the term and upon the provisions hereinafter specified, the following described property (collectively, the "Leased Premises"): (a) the premises described in Exhibit "A" hereto, together with the Appurtenances (collectively, the "Land");
            (b) the buildings, structures and other improvements now or hereafter constructed on the Land (collectively, the "Improvements"); and (c) the fixtures, machinery, equipment and other property described in Exhibit "B" hereto (collectively, the
            "Equipment").

            2.   Certain Definitions.

            "Acquisition Cost" shall mean $5,863,874.

            "Additional Property" shall mean those certain parcels of real property owned by Tenant, pledged to Landlord, as
            Lease Collateral and more particularly described in Exhibit
            "A-1"
            hereto and any proceeds from the sale of any one or more of such parcels.

            "Additional Rent" shall mean Additional Rent as defined in Paragraph 7.

            "Adjoining Property" shall mean all sidewalks, driveways, curbs, gores and vault spaces adjoining any of the
            Leased Premises.

            "Alterations" shall mean all changes, additions, improvements or repairs to, all alterations, reconstructions, renewals, replacements or removals of and all substitutions or replacements for any of the Improvements or Equipment, both interior and exterior, structural and non-structural, and ordinary and extraordinary.

            "Appurtenances" shall mean all tenements, hereditaments, easements, rights-of-way, rights, privileges in and to the Land, including (a) easements over other lands granted by any Easement Agreement and (b) any streets, ways, alleys, vaults, gores or strips of land adjoining the Land.

            "Assignment" shall mean any assignment of rents and leases from Landlord to a Lender which (a) encumbers any of the Leased Premises and (b) secures Landlord's obligation to repay a Loan, as the same may be amended, supplemented or modified from time to time.

            "Basic Rent" shall mean Basic Rent as defined in Paragraph 6.

            "Basic Rent Payment Dates" shall mean the Basic
            Rent Payment Dates as defined in Paragraph 6.

            "Casualty" shall mean any injury to or death of any person or any loss of or damage to any property
            (including
            the Leased Premises) included within or related to the Leased
            Premises or arising from the Adjoining Property.

            "Commencement Date" shall mean Commencement Date as defined in Paragraph 5.

            "Condemnation" shall mean (a) any taking or damaging of all or a portion of any of the Leased Premises
            (i) in
            or by condemnation or other eminent domain proceedings pursuant to any Law, general or special, or (ii) by reason of any agreement with any condemnor in settlement of or under threat of any such condemnation or other eminent domain proceeding, or
            (iii) by any other means, or (b) any de facto condemnation.
            The
            Condemnation shall be considered to have taken place as of the later of the date actual physical possession is taken by the condemnor, or the date on which the right to compensation and damages accrues under the law applicable to the Leased Premises.

            "Condemnation Notice" shall mean notice or knowledge of the institution of or intention to institute any proceeding for Condemnation.

            "Costs" of a Person or associated with a specified transaction shall mean all reasonable costs and expenses incurred by such Person or associated with such transaction, including without limitation, reasonable attorneys' fees and expenses, court costs, brokerage fees, escrow fees, title insurance premiums, mortgage commitment fees, mortgage points, recording fees and transfer taxes, as the circumstances require.

            "Covenants" shall mean the covenants and agreements described on Exhibit "E".

            "CPI" shall mean CPI as defined in Exhibit "D" hereto.

            "Default Termination Amount" shall mean the Default Termination Amount as defined in Paragraph
            23(a)(iii).

            "Default Rate" shall mean the Default Rate as defined in Paragraph 7(a)(iv).

            "Easement Agreement" shall mean any conditions, covenants, restrictions, easements, declarations, licenses and other agreements listed as Permitted Encumbrances or as may hereafter affect the Leased Premises.

            "Environmental Law" shall mean (i) whenever enacted or promulgated, any applicable federal, state, foreign and local law, statute, ordinance, rule, regulation, license, permit, authorization, approval, consent, court order, judgment, decree, injunction, code, requirement or agreement with any governmental entity, (x) relating to pollution (or the cleanup thereof), or the protection of air, water vapor, surface water, groundwater, drinking water supply, land (including land surface or subsurface), plant, aquatic and animal life from injury caused by a Hazardous Substance or (y) concerning exposure to, or the use, containment, storage, recycling, reclamation, reuse, treatment, generation, discharge, transportation, processing, handling, labeling, production, disposal or remediation of Hazardous Substances, Hazardous Conditions or Hazardous Activities, in each case as amended and as now or hereafter in effect, and (ii) any common law or equitable doctrine (including, without limitation, injunctive relief and tort doctrines such as negligence, nuisance, trespass and strict liability) that may impose liability or obligations or injuries or damages due to or threatened as a result of the presence of, exposure to, or ingestion of, any Hazardous Substance. The term Environmental

            Law includes, without limitation, the federal Comprehensive Environmental Response Compensation and Liability Act of 1980,
            the Superfund Amendments and Reauthorization Act, the federal
            Water Pollution Control Act, the federal Clean Air Act, the federal Clean Water Act, the federal Resources Conservation and
            Recovery Act of 1976 (including the Hazardous and Solid
            Waste
            Amendments to RCRA), the federal Solid Waste Disposal Act, the federal Toxic Substance Control Act, the federal Insecticide,
            Fungicide and Rodenticide Act, the federal Occupational Safety and Health Act of 1970, the federal National Environmental Policy
            Act and the federal Hazardous Materials Transportation Act, each as amended and as now or hereafter in effect and any similar state or local Law.

            "Environmental Violation" shall mean (a) any direct or indirect discharge, disposal, spillage, emission, escape, pumping, pouring, injection, leaching, release, seepage, filtration or transporting of any Hazardous Substance at, upon, under, onto or within the Leased Premises, or from the Leased
            Premises to the environment, in violation of any Environmental
            Law or in excess of any reportable quantity established under any
            Environmental Law or which could result in any liability to Landlord, Tenant or Lender, any Federal, state or local government or any other Person for the costs of any removal or remedial action or natural resources damage or for bodily injury or property damage, (b) any deposit, storage, dumping, placement or use of any Hazardous Substance at, upon, under or within the
            Leased Premises or which extends to any Adjoining Property in violation of any Environmental Law or in excess of any reportable quantity established under any Environmental Law or which could result in any liability to any Federal, state or local government or to any other Person for the costs of any removal or remedial action or natural resources damage or for bodily injury or property damage, (c) the abandonment or discarding of any barrels, containers or other receptacles containing any Hazardous
            Substances in violation of any Environmental Laws, (d) any activity, occurrence or condition which could result in any liability, cost or expense to Landlord or Lender or any other owner or occupier of the Leased Premises, or which could result in the creation of a lien on the Leased Premises under any Environmental Law, or (e) any violation of or noncompliance with any Environmental Law.

            "Equipment" shall mean the Equipment as defined in Paragraph 1.

            "Event of Default" shall mean an Event of Default as defined in Paragraph 22(a).

            "Fair Market Value" shall mean the higher of
            (a) the fair market value of the Leased Premises as of the Relevant Date as if unaffected and unencumbered by this Lease or
            (b) the fair market value of the Leased Premises as of the Relevant Date as affected and encumbered by this Lease and assuming that the Term has been extended for all extension periods provided for herein. For all purposes of this Lease,
            Fair Market Value shall be determined in accordance with the procedure specified in Paragraph 29.

            "Fair Market Value Date" shall mean the date when the Fair Market Value is determined in accordance with Paragraph 29.

            "Federal Funds" shall mean federal or other immediately available funds which at the time of payment are legal tender for the payment of public and private debts in the
            United States of America.

            "Hazardous Activity" means any activity, process, procedure or undertaking which directly or indirectly
            (i) procures, generates or creates any Hazardous Substance;
            (ii) causes or results in (or threatens to cause or result in) the release, seepage, spill, leak, flow, discharge or emission of any Hazardous Substance into the environment (including the air, ground water, watercourses or water systems), (iii) involves the containment or storage of any Hazardous Substance; or (iv) would cause the Leased Premises or any portion thereof to become a hazardous waste treatment, recycling, reclamation, processing, storage or disposal facility within the meaning of any Environmental Law.

            "Hazardous Condition" means any condition which would support any claim or liability under any Environmental Law, including the presence of underground storage tanks.

            "Hazardous Substance" means (i) any substance,

            material, product, petroleum, petroleum product, derivative, compound or mixture, mineral (including asbestos), chemical, gas, medical waste, or other pollutant, in each case whether naturally occurring, man-made or the by-product of any process, that is toxic, harmful or hazardous or acutely hazardous to the environment or public health or safety or (ii) any substance supporting a claim under any Environmental Law, whether or not defined as hazardous as such under any Environmental Law. Hazardous Substances include, without limitation, any toxic or hazardous waste, pollutant, contaminant, industrial waste, petroleum or petroleum-derived substances or waste, radon, radioactive materials, asbestos, asbestos containing materials, urea formaldehyde foam insulation, lead and polychlorinated biphenyls.

            "Impositions" shall mean the Impositions as defined in Paragraph 9(a).

            "Improvements" shall mean the Improvements as defined in Paragraph 1.

            "Indemnitee" shall mean an Indemnitee as defined in Paragraph 15.

            "Initial Loan" shall mean the $3,311,508.74 Loan from Vermont National Bank to Landlord.

            "Insurance Requirements" shall mean the
            requirements of all insurance policies required to be maintained in accordance with this Lease.

            "Land" shall mean the Land as defined in Paragraph 1.

            "Law" shall mean any constitution, statute, rule of law, code, ordinance, order, judgment, decree, injunction, rule, regulation, policy, requirement or administrative or judicial determination, even if unforeseen or extraordinary, of every duly constituted governmental authority, court or agency, now or hereafter enacted or in effect.

            "Lease" shall mean this Lease Agreement.

            "Lease Collateral" shall mean the collateral pledged, assigned and/or mortgaged by Tenant to Landlord pursuant to the Lease Collateral Documents to secure the obligations and liabilities of Tenant under this Lease.

            "Lease Collateral Documents" shall mean the Trademark Collateral Assignment, Assignment of Certificates, Commercial Mortgage Deed for the Additional Property,
            Security
            Agreement and any other documents from Tenant to Landlord evidencing and securing the grant of the Lease Collateral.

            "Lease Year" shall mean, with respect to the first

            Lease Year, the period commencing on the Commencement Date and ending at midnight on the last day of the twelfth (12th) consecutive calendar month following the month in which the Commencement Date occurred, and each succeeding twelve (12) month period during the Term.

            "Leased Premises" shall mean the Leased Premises as defined in Paragraph 1.

            "Legal Requirements" shall mean the requirements of all present and future Laws (including but not limited to Environmental Laws and Laws relating to accessibility to, usability by, and discrimination against, disabled individuals) and all covenants, restrictions and conditions now or hereafter of record which may be applicable to Tenant or to any of the Leased Premises, or to the use, manner of use, occupancy, possession, operation, maintenance, alteration, repair or restoration of any of the Leased Premises, even if compliance therewith necessitates structural changes or improvements or results in interference with the use or enjoyment of any of the
            Leased Premises.

            "Lender" shall mean (a) Vermont National Bank and
            (b) any other Person (and their respective successors and assigns) which may, after the date hereof, make a Loan to Landlord or is the holder of any Note.

            "Loan" shall mean any loan, including the Initial
            Loan, made by one or more Lenders to Landlord, which loan is secured by a Mortgage and an Assignment and evidenced by a Note.

            "Monetary Obligations" shall mean Rent and all other sums payable by Tenant under this Lease to Landlord, to any third party on behalf of Landlord or to any Indemnitee.

            "Mortgage" shall mean any mortgage or deed of trust from Landlord to a Lender which (a) encumbers any of the
            Leased Premises and (b) secures Landlord's obligation to repay a
            Loan, as the same may be amended, supplemented or modified.

            "Net Award" shall mean (a) the entire award payable to Landlord or Lender by reason of a Condemnation whether pursuant to a judgment or by agreement or otherwise, or (b) the entire proceeds of any insurance required under clauses (i),
            (ii)
            (to the extent payable to Landlord or Lender), (iv), (v) or
            (vi)
            of Paragraph 16(a), as the case may be, less any expenses incurred by Landlord and Lender in collecting such award or proceeds.

            "Note" shall mean any promissory note evidencing
            Landlord's obligation to repay a Loan, as the same may be amended, supplemented or modified.

            "Offer Amount" shall mean the greater of (a) the Fair Market Value of the Leased Premises as of the Relevant Date

            and (b) the sum of the Acquisition Cost and the applicable Prepayment Premium which Landlord will be required to pay in prepaying any Loan with the proceeds of the Offer Amount.

            "Partial Casualty" shall mean any Casualty which does not constitute a Termination Event.

            "Partial Condemnation" shall mean any Condemnation which does not constitute a Termination Event.

            "Permitted Encumbrances" shall mean those covenants, restrictions, reservations, liens, conditions and easements and other encumbrances, other than any Mortgage or Assignment, listed on Exhibit "C" hereto (but such listing shall not be deemed to revive any such encumbrances that have expired or terminated or are otherwise invalid or unenforceable).

            "Person" shall mean an individual, partnership, association, corporation or other entity.

            "Prepayment Premium" shall mean any payment (other than a payment of principal and/or interest which Landlord is required to make under a Note or a Mortgage) by reason of any prepayment by Landlord of any principal due under a Note or Mortgage, and which may be (in lieu of such prepayment premium or prepayment penalty) a "make whole" clause requiring a prepayment premium in an amount sufficient to compensate the Lender for the loss of the benefit of the Loan due to a prepayment.

            "Present Value" of any amount shall mean such amount discounted by a rate per annum which is the lower of
            (a) the Prime Rate at the time such present value is determined or (b) eight percent (8%) per annum.

            "Prime Rate" shall mean the annual interest rate as published, from time to time, in The Wall Street Journal as the "Prime Rate" in its column entitled "Money Rate". The Prime
            Rate may not be the lowest rate of interest charged by any "large
            U.S. money center commercial banks" and Landlord makes no representations or warranties to that effect. In the event The
            Wall Street Journal ceases publication or ceases to publish the
            "Prime Rate" as described above, the Prime Rate shall be the average per annum discount rate (the "Discount Rate") on ninety-one (91) day bills ("Treasury Bills") issued from time to time by the United States Treasury at its most recent auction, plus three hundred (300) basis points. If no such 91-day Treasury Bills are then being issued, the Discount Rate shall be the discount rate on Treasury Bills then being issued for the period of time closest to ninety-one (91) days.

            "Relevant Amount" shall mean the Termination
            Amount, the Default Termination Amount or the Offer Amount, as the case may be.

            "Relevant Date" shall mean (a) the date
            immediately prior to the date on which the applicable Condemnation Notice is received, in the event of a Termination
            Notice under Paragraph 18 which is occasioned by a Condemnation,
            (b) the date immediately prior to the date on which the applicable Casualty occurs, in the event of a Termination Notice under Paragraph 18 which is occasioned by a Casualty, (c) the date when Fair Market Value is redetermined, in the event of a redetermination of Fair Market Value pursuant to Paragraph 20(c),
            (d) the date immediately prior to the Event of Default giving rise to the need to determine Fair Market Value in the event Landlord provides Tenant with notice of its intention to require
            Tenant to make a termination offer under Paragraph
            23(a)(iii) or
            (e) the date immediately prior to the date on which the notice described in Paragraph 35(a) is received by Landlord.

            "Remaining Sum" shall mean Remaining Sum as defined in Paragraph 19(c).

            "Rent" shall mean, collectively, Basic Rent and Additional Rent.

            "Site Assessment" shall mean a Site Assessment as defined in Paragraph 10(c).

            "State" shall mean the State of Vermont.

            "Surviving Obligations" shall mean any obligations of Tenant under this Lease, actual or contingent, which arise on or prior to the expiration or prior termination of this

            Lease or
            which survive such expiration or termination by their own terms.

            "Term" shall mean the Term as defined in Paragraph 5.

            "Termination Amount" shall mean the greater of
            (a) Fair Market Value or (b) the sum of the Acquisition Cost and any Prepayment Premium which Landlord will be required to pay in prepaying any Loan with proceeds of the Termination Amount.

            "Termination Date" shall mean Termination Date as defined in Paragraph 18(b).

            "Termination Event" shall mean a Termination Event as defined in Paragraph 18(a).

            "Termination Notice" shall mean Termination Notice as defined in Paragraph 18(a).

            3.   Title and Condition.

            (a)  The Leased Premises are demised and let
            subject to (i) the Mortgage and Assignment presently in effect,
            (ii) the rights of any Persons in possession of the Leased Premises, (iii) the existing state of title of any of the Leased
            Premises, including any Permitted Encumbrances, (iv) any state of facts which an accurate survey or physical inspection of the Leased Premises might show, (v) all Legal Requirements, including any existing violation of any thereof, and (vi) the condition of the Leased Premises as of the commencement of the Term, without representation or warranty by Landlord.

            (b) Tenant acknowledges that the Leased Premises is in good condition and repair at the inception of this Lease.
            LANDLORD LEASES AND WILL LEASE AND TENANT TAKES AND WILL
            TAKE THE
            LEASED PREMISES AS IS. TENANT ACKNOWLEDGES THAT LANDLORD (WHETHER ACTING AS LANDLORD HEREUNDER OR IN ANY OTHER CAPACITY)
            HAS NOT MADE AND WILL NOT MAKE, NOR SHALL LANDLORD BE DEEMED
            TO
            HAVE MADE, ANY WARRANTY OR REPRESENTATION, EXPRESS OR
            IMPLIED,

            WITH RESPECT TO ANY OF THE LEASED PREMISES, INCLUDING ANY WARRANTY OR REPRESENTATION AS TO (i) ITS FITNESS, DESIGN OR CONDITION FOR ANY PARTICULAR USE OR PURPOSE, (ii) THE QUALITY OF
            THE MATERIAL OR WORKMANSHIP THEREIN, (iii) THE EXISTENCE OF
            ANY
            DEFECT, LATENT OR PATENT, (iv) LANDLORD'S TITLE THERETO,
            (v) VALUE, (vi) COMPLIANCE WITH SPECIFICATIONS, (vii)
            LOCATION,
            (viii) USE, (ix) CONDITION, (x) MERCHANTABILITY, (xi)
            QUALITY,
            (xii) DESCRIPTION, (xiii) DURABILITY, (xiv) OPERATION, (xv)
            THE
            EXISTENCE OF ANY HAZARDOUS SUBSTANCE, HAZARDOUS CONDITION OR HAZARDOUS ACTIVITY OR (xvi) COMPLIANCE OF THE LEASED PREMISES
            WITH ANY LAW OR LEGAL REQUIREMENT; AND ALL RISKS INCIDENT
            THERETO
            ARE TO BE BORNE BY TENANT.  TENANT ACKNOWLEDGES THAT THE
            LEASED
            PREMISES IS OF ITS SELECTION AND TO ITS SPECIFICATIONS AND
            THAT
            THE LEASED PREMISES HAS BEEN INSPECTED BY TENANT AND IS SATISFACTORY TO IT. IN THE EVENT OF ANY DEFECT OR DEFICIENCY IN
            ANY OF THE LEASED PREMISES OF ANY NATURE, WHETHER LATENT OR PATENT, LANDLORD SHALL NOT HAVE ANY RESPONSIBILITY OR LIABILITY
            WITH RESPECT THERETO OR FOR ANY INCIDENTAL OR CONSEQUENTIAL DAMAGES (INCLUDING STRICT LIABILITY IN TORT). THE PROVISIONS OF
            THIS PARAGRAPH 3(b) HAVE BEEN  NEGOTIATED, AND ARE INTENDED
            TO BE
            A COMPLETE EXCLUSION AND NEGATION OF ANY WARRANTIES BY
            LANDLORD,
            EXPRESS OR IMPLIED, WITH RESPECT TO ANY OF THE LEASED
            PREMISES,
            ARISING PURSUANT TO THE UNIFORM COMMERCIAL CODE OR ANY OTHER
            LAW
            NOW OR HEREAFTER IN EFFECT OR ARISING OTHERWISE.

            (c) Tenant represents to Landlord that Tenant has examined the title to the Leased Premises prior to the execution and delivery of this Lease and has found the same to be satisfactory for the purposes contemplated hereby. Tenant acknowledges that (i) fee simple title (both legal and equitable) is in Landlord and, except as provided in Paragraph(s) 35 and 36 hereof with respect to certain options and rights of first refusal to purchase the Leased Premises, that Tenant has only the leasehold right of possession and use of the Leased Premises as provided herein, (ii) the Improvements conform to all material

            Legal Requirements and all Insurance Requirements, (iii) all easements necessary or appropriate for the use or operation of the Leased Premises have been obtained, (iv) all contractors and subcontractors who have performed work on or supplied materials to the Leased Premises have been fully paid, and all materials and supplies have been fully paid for, (v) the Improvements have been fully completed in all material respects in a workmanlike manner of first class quality, and (vi) all Equipment necessary for the use or operation of the Leased Premises has been installed and is presently fully operative in all material respects.

            (d) Landlord hereby assigns to Tenant, without recourse or warranty whatsoever, all warranties, guaranties, indemnities and similar rights which Landlord may have against any manufacturer, seller, engineer, contractor or builder in respect of any of the Leased Premises. Such assignment shall remain in effect until an Event of Default occurs or until the expiration or earlier termination of this Lease, whereupon such assignment shall cease and all of said warranties, guaranties, indemnities and other rights shall automatically revert to Landlord.

            4.   Use of Leased Premises; Quiet Enjoyment.

            (a) Tenant may occupy and use the Leased Premises as a manufacturing, retail, tourist destination and office facility and for no other purposes. Tenant shall not use or occupy or permit any of the Leased Premises to be used or occupied, nor do or permit anything to be done in or on any of the Leased Premises, in a manner which would or might (i) violate any Law or Legal Requirement, (ii) make void or voidable or cause any insurer to cancel any insurance required by this Lease, or make it difficult or impossible to obtain any such insurance at commercially reasonable rates, (iii) cause structural injury to any of the Improvements or (iv) constitute a public or private nuisance or waste.

            (b) Subject to the provisions hereof, so long as no Event of Default has occurred and is continuing, Tenant shall quietly hold, occupy and enjoy the Leased Premises throughout the
            Term, without any hindrance, ejection or molestation by Landlord with respect to matters that arise after the date hereof, provided that Landlord or its agents may enter upon and examine any of the Leased Premises at such reasonable times as Landlord may select and upon reasonable notice to Tenant (except in the case of an emergency, in which no notice shall be required) for the purpose of inspecting the Leased Premises, verifying compliance or non-compliance by Tenant with its obligations hereunder and the existence or non-existence of an Event of Default or event which with the passage of time and/or notice would constitute an Event of Default, showing the Leased Premises to prospective Lenders and purchasers and taking such other action with respect to the Leased Premises as is permitted by any provision hereof.

            5.   Term.

            (a)  Subject to the provisions hereof, Tenant
            shall have and hold the Leased Premises for an initial term
            (such
            term, as extended or renewed in accordance with the
            provisions
            hereof, being called the "Term") commencing on July ___,
            1997
            (the "Commencement Date") and ending on the last day of the two hundred fortieth (240th) calendar month next following the date hereof (the "Expiration Date").

            (b)  Provided that if, on or prior to the
            Expiration Date or any other Renewal Date (as hereinafter defined) this Lease shall not have been terminated pursuant to any provision hereof, then on the Expiration Date and on the fifth (5th) and tenth (10th) anniversaries of the Expiration Date
            (the Expiration Date and each such anniversary being a "Renewal
            Date"), the Term shall be deemed to have been automatically extended for an additional period of five (5) years, unless Tenant shall notify Landlord in writing in recordable form at least two (2) years prior to the next Renewal Date that Tenant is terminating this Lease as of the next Renewal Date. Any such extension of the Term shall be subject to all of the provisions of this Lease, as the same may be amended, supplemented or modified.

            (c) If Tenant exercises its option not to extend or further extend the Term, or if an Event of Default occurs, then Landlord shall have the right during the remainder of the
            Term then in effect and, in any event, Landlord shall have the right during the last year of the Term, to (i) advertise the availability of the Leased Premises for sale or reletting and to erect upon the Leased Premises signs indicating such availability and (ii) show the Leased Premises to prospective purchasers or tenants or their agents at such reasonable times as Landlord may select.

            6.   Basic Rent.  Tenant shall pay to Landlord, as
            annual rent for the Leased Premises during the Term, the
            amounts
            determined in accordance with Exhibit "D" hereto ("Basic
            Rent"),
            commencing on the first day of the first month following the date
            hereof and continuing on the same day of each month
            thereafter
            during the Term (each such day being a "Basic Rent Payment Date"). Each such rental payment shall be made, at Landlord's sole discretion, (a) to Landlord at its address set forth
            above
            and/or to such one other Person, at such addresses and in
            such
            proportions as Landlord may direct by fifteen (15) days'
            prior
            written notice to Tenant (in which event Tenant shall give Landlord notice of each such payment concurrent with the making thereof), and (b) by a check hand delivered at least three
            (3)
            business days before or mailed at least five (5) business days before the applicable Basic Rent Payment Date, or in Federal Funds. Pro rata Basic Rent for the period from the date hereof through the last day of the month hereof shall be paid on the date hereof.

            7.   Additional Rent.

            (a) Tenant shall pay and discharge, as additional rent (collectively, "Additional Rent"):

            (i)  except as otherwise specifically
            provided herein, all reasonable costs and expenses of Tenant,
            Landlord and any other Persons specifically referenced herein which are incurred in connection or associated with (A) the ownership, use, non-use, occupancy, possession, operation, condition, design, construction, maintenance, alteration, repair or restoration of any of the Leased Premises, (B) the performance of any of Tenant's obligations under this Lease, (C) any sale or other transfer of any of the Leased Premises to Tenant under this
            Lease, (D) any Condemnation proceedings, (E) the adjustment, settlement or compromise of any insurance claims involving or arising from any of the Leased Premises, (F) the prosecution, defense or settlement of any litigation involving or arising from any of the Leased Premises, this Lease, or the sale of the Leased
            Premises to Landlord, (G) the exercise or enforcement by Landlord, its successors and assigns, of any of its rights under this Lease; provided Landlord prevails in any such enforcement proceeding or a settlement is reached, (H) any amendment to or modification or termination of this Lease made at the request of
            Tenant, (I) Costs of Landlord's counsel incurred in connection with any act undertaken by Landlord (or its counsel) at the request of Tenant, or incurred in connection with any act of Landlord performed on behalf of Tenant, and (J) any other items specifically required to be paid by Tenant under this Lease;

             (ii)  after the date all or any portion of
            any installment of Basic Rent is due and not paid, an amount equal to five percent (5%) of the amount of such unpaid installment or portion thereof;

            (iii)  a sum equal to any sums in excess of
            amounts payable under clauses (ii) and (iv) of this Paragraph
            7(a) (including any late charge, default penalties, interest and fees of Lender's counsel) which are payable by Landlord to any
            Lender under any Note by reason of Tenant's late payment or non-payment of Basic Rent or by reason of an Event of Default;
            and

            (iv)  interest at the rate (the "Default
            Rate") of five percent (5%) over the Prime Rate per annum on the following sums until paid in full: (A) all overdue installments of Basic Rent from the respective due dates thereof, (B) all overdue amounts of Additional Rent relating to obligations which
            Landlord shall have paid on behalf of Tenant, from the date of payment thereof by Landlord, and (C) all other overdue amounts of
            Additional Rent, from the date when any such amount becomes overdue.

            (b)  Tenant shall pay and discharge (i) any
            Additional Rent referred to in Paragraph 7(a)(i) when the same shall become due, provided that amounts which are billed to Landlord or any third party, but not to Tenant, shall be paid within five (5) days after Landlord's demand for payment thereof, and (ii) any other Additional Rent, within five (5) days after
            Landlord's demand for payment thereof. Landlord's demand for payment shall include reasonable substantiation of the amounts due.

            (c)  In no event shall amounts payable under
            Paragraph 7(a)(ii), (iii) and (iv) exceed the maximum amount permitted by applicable Law.

            8.   Net Lease; Non-Terminability.

            (a)  This is a net lease and all Monetary
            Obligations shall be paid without notice or demand and without set-off, counterclaim, recoupment, abatement, suspension, deferment, diminution, deduction, reduction or defense (collectively, a "Set-Off").

            (b)  Except as otherwise expressly provided
            herein, this Lease and the rights of Landlord and the obligations of Tenant hereunder shall not be affected by any event or for any reason, including the following: (i) any damage to or theft, loss or destruction of any of the Leased Premises, (ii) any Condemnation, (iii) Tenant's acquisition of ownership of any of the Leased Premises other than pursuant to an express provision of this Lease, (iv) any default on the part of Landlord hereunder or under any Note, Mortgage, Assignment or any other agreement,
            (v) any latent or other defect in any of the Leased
            Premises,
            (vi) the breach of any warranty of any seller or manufacturer of any of the Equipment, (vii) any violation of any provision of this Lease by Landlord, (viii) the bankruptcy, insolvency, reorganization, composition, readjustment, liquidation, dissolution or winding-up of, or other proceeding affecting Landlord, (ix) the exercise of any remedy, including foreclosure, under any Mortgage or Assignment, (x) any action with respect to this Lease (including the disaffirmance hereof) which may be taken by Landlord, any trustee, receiver or liquidator of Landlord or any court under the Federal Bankruptcy Code or otherwise, (xi) any interference with Tenant's use of the Leased
            Premises, (xii) market or economic changes or (xiii) any other cause, whether similar or dissimilar to the foregoing, any present or future Law to the contrary notwithstanding.

            (c) The obligations of Tenant hereunder shall be separate and independent covenants and agreements, all Monetary
            Obligations shall continue to be payable in all events (or, in lieu thereof, Tenant shall pay amounts equal thereto), and the obligations of Tenant hereunder shall continue unaffected unless the requirement to pay or perform the same shall have been terminated pursuant to an express provision of this Lease. All
            Rent payable by Tenant hereunder shall constitute "rent" for all purposes (including Section 502(b)(6) of the Bankruptcy
            Code).

            (d)  Except as otherwise expressly provided
            herein, Tenant shall have no right and hereby waives all rights which it may have under any Law (i) to quit, terminate or surrender this Lease or any of the Leased Premises, or (ii) to any Set-Off of any Monetary Obligations.

            9.   Payment of Impositions.

            (a) Tenant shall, before interest or penalties are due thereon, pay and discharge all taxes (including real and personal property, franchise, sales and rent taxes), all charges for any easement or agreement maintained for the benefit of any of the Leased Premises, all assessments and levies, all permit, inspection and license fees, all rents and charges for water, sewer, utility and communication services relating to any of the
            Leased Premises, all ground rents and all other public charges whether of a like or different nature, even if unforeseen or extraordinary, imposed upon or assessed against (i) Tenant,
            (ii) Tenant's leasehold interest in the Leased Premises,
            (iii) any of the Leased Premises, (iv) Landlord as a result of or arising in respect of the acquisition, ownership, occupancy, leasing, use, possession or sale of any of the Leased Premises, any activity conducted on any of the Leased Premises, or the Rent, or (v) any Lender by reason of any Note, Mortgage, Assignment or other document evidencing or securing a Loan and which (as to this clause (v)) Landlord has agreed to pay

            (collectively, the "Impositions"); provided, that nothing
            herein
            shall obligate Tenant to pay (A) income, excess profits or other
            taxes of Landlord (or Lender) which are determined on the
            basis
            of Landlord's (or Lender's) net income or net worth (unless such
            taxes are in lieu of or a substitute for any other tax, assessment or other charge upon or with respect to the Leased
            Premises which, if it were in effect, would be payable by
            Tenant
            under the provisions hereof or by the terms of such tax, assessment or other charge), (B) any estate, inheritance, succession, gift or similar tax imposed on Landlord or (C) any real property transfer (except in connection with a transfer to
            Tenant), capital gains or land gains tax imposed on Landlord in
            connection with the sale of the Leased Premises to any
            Person.
            If any Imposition may be paid in installments without
            interest or
            penalty, Tenant shall have the option to pay such Imposition in
            installments; in such event, Tenant shall be liable only for those installments which accrue or become due and payable during the Term.  Tenant shall prepare and file all tax reports
            required
            by governmental authorities which relate to the Impositions assessed against Tenant or all or any portion of the Leased Premises. Tenant shall deliver to Landlord (1) copies of all settlements and notices pertaining to the Impositions which may
            be issued by any governmental authority within ten (10) days after Tenant's receipt thereof, (2) receipts for payment of all taxes required to be paid by Tenant hereunder within thirty
            (30)
            days after the due date thereof and (3) receipts for payment of all other Impositions within ten (10) days after Landlord's request therefor. Where an Imposition is assessed against Landlord or Lender, Tenant's obligations to pay such Imposition and any interest thereon or penalty pertaining thereto is conditioned upon Tenant's receipt of reasonable notice of such
            Imposition.

            (b) Landlord shall have the right at any time to require Tenant to pay to Landlord an additional monthly sum (each an "Escrow Payment") sufficient to pay the Escrow Charges (as hereinafter defined) as they become due. As used herein, "Escrow
            Charges" shall mean real estate taxes on the Leased Premises or payments in lieu thereof and premiums on any insurance required by this Lease. Landlord shall determine the amount of the Escrow
            Charges and of each Escrow Payment which shall be binding, absent manifest error. As long as the Escrow Payments are being held by
            Landlord the Escrow Payments shall not be commingled with other funds of Landlord or other Persons and interest thereon shall accrue for the benefit of Tenant from the date such monies are received and invested until the date such monies are disbursed to pay Escrow Charges. Landlord shall promptly (and before interest or penalties are due thereon) apply the Escrow Payments to the payment of the Escrow Charges in such order or priority as Landlord shall determine or as required by law. If at any time the Escrow Payments theretofore paid to Landlord shall be insufficient for the payment of the Escrow Charges, Tenant, within ten (10) days after Landlord's demand therefor, shall pay the amount of the deficiency to Landlord.

            10.  Compliance with Laws and Easement Agreements;
            Environmental Matters.

            (a) Tenant shall, at its expense, comply with and conform to, and cause the Leased Premises and any other Person occupying any part of the Leased Premises to comply with and conform to, all Insurance Requirements, Legal Requirements (including all applicable Environmental Laws) and Permitted Encumbrances, including land use permits. Tenant shall not at any time (i) cause, permit or suffer to occur any Environmental
            Violation or (ii) permit any sublessee, assignee or other Person occupying the Leased Premises under or through Tenant to cause, permit or suffer to occur any Environmental Violation. No later than September 1, 1997, Tenant shall cause the Subdivision Plat for Shelburne South Commercial Park to be reapproved by the Planning Commission of Shelburne and rerecorded in the land records of Shelburne Land Records in accordance with applicable law.

            (b) Tenant, at its sole cost and expense, will at all times promptly and faithfully abide by, discharge and perform all of the covenants, conditions and agreements contained in any
            Easement Agreement on the part of Landlord or the occupier to be kept and performed thereunder. Neither Landlord nor Tenant will alter, modify, amend or terminate any Easement Agreement, give any consent or approval thereunder, or enter into any new Easement Agreement without, in each case, the prior written consent of the other party hereto.

            (c) Upon prior written notice from Landlord, Tenant shall permit such persons as Landlord may designate ("Site
            Reviewers") to visit the Leased Premises and perform, as agents of Tenant, environmental site investigations and assessments ("Site Assessments") on the Leased Premises for the purpose of determining whether there exists on the Leased Premises any Environmental Violation or any condition which could result in any Environmental Violation. Such Site Assessments may include both above and below the ground testing for Environmental Violations and such other tests as may be necessary, in the opinion of the Site Reviewers, to conduct the Site Assessments.
            Tenant shall supply to the Site Reviewers such historical and operational information regarding the Leased Premises as may be reasonably requested by the Site Reviewers to facilitate the Site
            Assessments, and shall make available for meetings with the Site
            Reviewers appropriate personnel having knowledge of such matters.

            The cost of performing and reporting Site Assessments shall be paid by Tenant so long as such Site Assessment is performed in connection with any of the following: (i) a proposed sale of the
            Leased Premises; (ii) the occurrence of an Event of Default;
            (iii) the refinancing of any Loan; (iv) Landlord or Lender has a reasonable belief that an Environmental Violation has occurred;
            or (v) upon the direction of any governmental entity, agency or political subdivision having jurisdiction over Landlord or the
            Leased Premises.

            (d) If an Environmental Violation occurs or is found to exist and, in Landlord's reasonable judgment, the cost of remediation of the same is likely to exceed $100,000, Tenant shall provide to Landlord, within ten (10) days after Landlord's request therefor, adequate financial assurances that Tenant will effect such remediation in accordance with applicable Environmental Laws. Such financial assurances shall be a bond or letter of credit reasonably satisfactory to Landlord in form and substance and in an amount equal to or greater than Landlord's reasonable estimate, based upon a Site Assessment performed pursuant to Paragraph 10(c), of the anticipated cost of such remedial action.

            (e) Notwithstanding any other provision of this Lease, if an Environmental Violation occurs or is found to exist and the Term would otherwise terminate or expire, then, at the option of Landlord, the Term shall be automatically extended beyond the date of termination or expiration and this Lease shall remain in full force and effect beyond such date until the earlier to occur of (i) the completion of all remedial action in accordance with applicable Environmental Laws or (ii) the date specified in a written notice from Landlord to Tenant terminating this Lease.

            (f)  If Tenant fails to correct any Environmental
            Violation which occurs or is found to exist, Landlord shall have the right (but no obligation) to take any and all actions as Landlord shall deem necessary or advisable in order to cure such
            Environmental Violation.

            (g) Tenant shall notify Landlord immediately after becoming aware of any Environmental Violation (or alleged
            Environmental Violation) or noncompliance with any of the covenants contained in this Paragraph 10 and shall forward to
            Landlord immediately upon receipt thereof copies of all orders, reports, notices, permits, applications or other communications relating to any such violation or noncompliance.

            (h) All future leases, subleases or concession agreements relating to the Leased Premises entered into by Tenant shall contain covenants of the other party not to at any time
            (i) cause any Environmental Violation to occur or (ii) permit any
            Person occupying the Leased Premises through said subtenant or concessionaire to cause any Environmental Violation to occur.

            11.  Liens; Recording.

            (a) Tenant shall not, directly or indirectly, create or permit to be created (except for statutory liens arising by operation of law) or to remain and shall promptly discharge or remove any lien, levy or encumbrance on any of the
            Leased Premises or on any Rent or any other sums payable by Tenant under this Lease, other than any Mortgage or Assignment, the Permitted Encumbrances and any mortgage, lien, encumbrance or other charge created by or resulting solely from any act or omission of Landlord. NOTICE IS HEREBY GIVEN THAT LANDLORD SHALL
            NOT BE LIABLE FOR ANY LABOR, SERVICES OR MATERIALS FURNISHED
            OR
            TO BE FURNISHED TO TENANT OR TO ANYONE HOLDING OR OCCUPYING
            ANY
            OF THE LEASED PREMISES THROUGH OR UNDER TENANT, AND THAT NO MECHANICS' OR OTHER LIENS FOR ANY SUCH LABOR, SERVICES OR MATERIALS SHALL ATTACH TO OR AFFECT THE INTEREST OF LANDLORD

            IN
            AND TO ANY OF THE LEASED PREMISES.  LANDLORD MAY AT ANY
            TIME, AND
            AT LANDLORD'S REQUEST TENANT SHALL PROMPTLY, POST ANY
            NOTICES ON
            THE LEASED PREMISES REGARDING SUCH NON-LIABILITY OF
            LANDLORD.

            (b) Tenant shall execute, deliver and record, file or register (collectively, "record") all such instruments as may be required or permitted by any present or future Law in order to evidence the respective interests of Landlord and Tenant in the Leased Premises, and shall cause a memorandum of this Lease (or, if such a memorandum cannot be recorded, this Lease), and any supplement hereto or thereto, to be recorded in such manner and in such places as may be required or permitted by any present or future Law in order to protect the validity and priority of this Lease.

            12.  Maintenance and Repair.

            (a)  Tenant shall at all times maintain the Leased
            Premises and the Adjoining Property in as good repair and appearance as they are in on the date hereof, except for ordinary wear and tear, and fit to be used for their intended use in accordance with the better of the practices generally recognized as then acceptable by other companies in its industry or observed by Tenant with respect to the other real properties owned or operated by it, and, in the case of the Equipment, in as good mechanical condition as it was on the later of the date hereof or the date of its installation, except for ordinary wear and tear.
            Tenant shall take every other action reasonably necessary or appropriate for the preservation and safety of the Leased Premises consistent with sound business practices and the permitted uses of the Leased Premises. Tenant shall promptly make all Alterations of every kind and nature, whether foreseen or unforeseen, which may be required to comply with the foregoing requirements of this Paragraph 12(a). Landlord shall not be required to make any Alteration, whether foreseen or unforeseen, or to maintain any of the Leased Premises or Adjoining Property in any way, and Tenant hereby expressly waives any right which may be provided for in any Law now or hereafter in effect to make
            Alterations at the expense of Landlord or to require Landlord to make Alterations. Any Alteration made by Tenant pursuant to this
            Paragraph 12 shall be made in conformity with the provisions of
            Paragraph 13.

            (b)  If any Improvement, now or hereafter
            constructed, shall (i) encroach upon any setback or any property, street or right-of-way adjoining the Leased Premises,
            (ii) violate the provisions of any restrictive covenant affecting the Leased Premises, (iii) hinder or obstruct any easement or right-of-way to which any of the Leased Premises is subject or
            (iv) impair the rights of others in, to or under any of the foregoing, Tenant shall, promptly after receiving notice or otherwise acquiring knowledge thereof, either (A) obtain from all necessary parties waivers or settlements of all claims, liabilities and damages resulting from each such encroachment, violation, hindrance, obstruction or impairment, whether the same shall affect Landlord, Tenant or both, or (B) take such action as shall be necessary to remove all such encroachments, hindrances or obstructions and to end all such violations or impairments, including, if necessary, making Alterations.

            13.  Alterations and Improvements.

            (a) Tenant shall have the right, without having obtained the prior written consent of Landlord and Lender, to make (i) non-structural Alterations to the Leased Premises,
            (ii) structural Alterations or a series of related structural
            Alterations that, as to any such Alterations or series of related
            Alterations, do not cost in excess of $250,000 and (iii) to install or replace Equipment in the Improvements or accessions to the Equipment that, as to such Equipment or accessions, do not cost in excess of $250,000, so long as at the time of construction or installation of any such Equipment or Alterations no Event of Default exists and the value and utility of the Leased Premises is not diminished thereby. If the cost of any structural Alterations, series of related structural Alterations,
            Equipment or accessions thereto is in excess of $250,000, the prior written approval of Landlord and Lender shall be required, such approval not to be unreasonably withheld, delayed or conditioned. Tenant shall not construct upon the Land any additional buildings without having first obtained the prior written consent of Landlord and Lender, which consent shall, so long as no Event of Default has occurred, not be unreasonably withheld, delayed or conditioned.

            (b) If Tenant makes any Alterations pursuant to this Paragraph 13 or as required by Paragraph 12 or 17 (such Alterations and actions being hereinafter collectively referred to as "Work"), whether or not Landlord's consent is required, then (i) the market value of the Leased Premises shall not be lessened by any such Work or its usefulness impaired, (ii) all such Work shall be performed by Tenant in a good and workmanlike manner, (iii) all such Work shall be expeditiously completed in compliance with all Legal Requirements, (iv) all such Work shall comply with the Insurance Requirements, (v) if any such Work involves the replacement of Equipment or parts thereto, all replacement Equipment or parts shall have a value and useful life equal to the greater of (A) the value and useful life on the date hereof of the Equipment being replaced or (B) the value and useful life of the Equipment being replaced immediately prior to the occurrence of the event which required its replacement,
            (vi) Tenant shall promptly discharge or remove all liens filed against any of the Leased Premises arising out of such Work,
            (vii) Tenant shall procure and pay for all permits and licenses required in connection with any such Work, (viii) all such Work shall be the property of Landlord and shall be subject to this
            Lease, and Tenant shall execute and deliver to Landlord any document requested by Landlord evidencing the assignment to Landlord of all estate, right, title and interest (other than the leasehold estate created hereby) of Tenant or any other Person thereto or therein, and (ix) Tenant shall comply, to the extent requested by Landlord or required by this Lease, with the provisions of Paragraph 19(a), whether or not such Work involves restoration of the Leased Premises.

            14.  Permitted Contests.  Notwithstanding any other

            provision of this Lease, Tenant shall not be required to (a) pay any Imposition, (b) discharge or remove any lien referred to in
            Paragraph 11 or 13 or (c) take any action with respect to any encroachment, violation, hindrance, obstruction or impairment referred to in Paragraph 12(b) (such non-compliance with the terms hereof being hereinafter referred to collectively as "Permitted Violations"), so long as at the time of such contest no Event of Default exists and so long as Tenant shall contest, in good faith, the existence, amount or validity thereof, the amount of the damages caused thereby, or the extent of its or
            Landlord's liability therefor by appropriate proceedings which shall operate during the pendency thereof to prevent or stay
            (i) the collection of, or other realization upon, the Permitted
            Violation so contested, (ii) the sale, forfeiture or loss of any of the Leased Premises or any Rent to satisfy or to pay any damages caused by any Permitted Violation, (iii) any interference with the use or occupancy of any of the Leased Premises,
            (iv) any
            interference with the payment of any Rent or (v) the cancellation or increase in the rate of any insurance policy or a statement by the carrier that coverage will be denied. Tenant shall provide
            Landlord security which is satisfactory, in Landlord's reasonable judgment, to assure that such Permitted Violation is corrected, including all Costs, interest and penalties that may be incurred or become due in connection therewith. While any proceedings which comply with the requirements of this Paragraph 14 are pending and the required security is held by Landlord, Landlord shall not have the right to correct any Permitted Violation thereby being contested unless Landlord is required by law to correct such Permitted Violation and Tenant's contest does not prevent or stay such requirement as to Landlord. Each such contest shall be promptly and diligently prosecuted by Tenant to a final conclusion, except that Tenant, so long as the conditions of this Paragraph 14 are at all times complied with, has the right to attempt to settle or compromise such contest through negotiations. Tenant shall pay any and all losses, judgments, decrees and Costs in connection with any such contest and shall, promptly after the final determination of such contest, fully pay and discharge the amounts which shall be levied, assessed, charged or imposed or be determined to be payable therein or in connection therewith, together with all penalties, fines, interest and Costs thereof or in connection therewith, and perform all acts the performance of which shall be ordered or decreed as a result thereof. No such contest shall subject Landlord to the risk of any civil or criminal liability.

            15.  Indemnification.

            (a) Tenant shall pay, protect, indemnify, defend, save and hold harmless Landlord, Lender and all other Persons described in Paragraph 30 (each an "Indemnitee") from and against any and all liabilities, losses, damages (including punitive damages), penalties, Costs (including attorneys' fees and costs), causes of action, suits, claims, demands or judgments of any nature whatsoever, howsoever caused, without regard to the form of action and whether based on strict liability, negligence or any other theory of recovery at law or in equity, arising from
            (i) any matter pertaining to the ownership, use, non-use, occupancy, operation, condition, design, construction, maintenance, repair or restoration of the Leased Premises or Adjoining Property, (ii) any casualty in any manner arising from the Leased Premises or Adjoining Property, whether or not Indemnitee has or should have knowledge or notice of any defect or condition causing or contributing to said casualty, (iii) any violation by Tenant of any provision of this Lease, any contract or agreement to which Tenant is a party, any Legal Requirement or any Permitted Encumbrance or any encumbrance Tenant consented to or the Mortgage or Assignment or (iv) any alleged, threatened or actual Environmental Violation, including (A) liability for response costs and for costs of removal and remedial action incurred by the United States Government, any state or local governmental unit or any other Person, or damages from injury to or destruction or loss of natural resources, including the reasonable costs of assessing such injury, destruction or loss, incurred pursuant to Section 107 of CERCLA, or any successor section or act or provision of any similar state or local Law,
            (B) liability for costs and expenses of abatement, correction or clean-up, fines, damages, response costs or penalties which arise from the provisions of any of the other Environmental Laws and
            (C) liability for personal injury or property damage arising under any statutory or common-law tort theory, including damages assessed for the maintenance of a public or private nuisance or for carrying on of a dangerous activity. Notwithstanding the foregoing, Tenant shall not be obligated to indemnify any Person pursuant to this Paragraph 15 from and against any liability to the extent arising directly from the gross negligence or willful misconduct of Landlord, its agents or employees.

            (b) In case any action or proceeding is brought against any Indemnitee by reason of any such claim, (i) Tenant may, except in the event of a conflict of interest or a dispute between Tenant and any such Indemnitee or during the continuance of an Event of Default, retain its own counsel and defend such action (it being understood that Landlord may at its expense employ counsel of its choice to monitor the defense of any such action) and (ii) such Indemnitee shall notify Tenant to resist or defend such action or proceeding by retaining counsel reasonably satisfactory to such Indemnitee, and such Indemnitee will cooperate and assist in the defense of such action or proceeding if reasonably requested so to do by Tenant. In the event of a conflict of interest or dispute or during the continuance of an
            Event of Default, Landlord shall have the right to select counsel, and the cost of such counsel shall by paid by Tenant.

            (c)  The obligations of Tenant under this
            Paragraph 15 shall survive any termination, expiration or rejection in bankruptcy of this Lease with respect to any matter that occurred, existed or arose prior to such termination, expiration or rejection.

            16.  Insurance.

            (a) Tenant shall maintain the following insurance on or in connection with the Leased Premises:

            (i)  Insurance against physical loss or
            damage to the Improvements and Equipment as provided under a standard "All Risk" property policy including but not limited to flood (if the Leased Premises is in a flood zone) and earthquake coverage in amounts not less than the actual replacement cost of the Improvements and Equipment. Such policies shall contain Replacement Cost and Agreed Amount Endorsements and shall contain deductibles not more than $10,000 per occurrence.

            (ii)  Commercial General Liability Insurance
            and Business Automobile Liability Insurance (including Non-Owned and Hired Automobile Liability) against claims for personal and bodily injury, death or property damage occurring on, in or as a result of the use of the Leased Premises, in an amount not less than $7,000,000 per occurrence/annual aggregate and all other coverage extensions that are usual and customary for properties of this size and type; provided, however, that Landlord shall have the right to require such higher limits as may be reasonable and customary for properties of this size and type.

            (iii)  Worker's compensation insurance
            covering all persons employed by Tenant in connection with any work done on or about any of the Leased Premises for which claims for death, disease or bodily injury may be asserted against Landlord, Tenant or any of the Leased Premises or, in lieu of such Worker's Compensation Insurance, a program of self-insurance complying with the rules, regulations and requirements of the appropriate agency of the State.

            (iv)  Comprehensive Boiler and Machinery
            Insurance on any of the Equipment or any other equipment on or in the Leased Premises, in an amount not less than $5,000,000 per accident for damage to property. Such policies shall include at least $5,000,000 per accident for Off-Premises Service Interruption, Expediting Expenses, Ammonia Contamination, and
            Hazardous Materials Clean-Up Expense and may contain a deductible not to exceed $250,000.

            (v)  Business Income/Extra Expense Insurance
            to include loss of rents at limits sufficient to cover 100% of the annual rent payable to Landlord with a period of indemnity not less than one year from time of loss. Such insurance shall name Landlord as additional insured solely with respect to

            Rent
            payable to or for the benefit of Landlord under this Lease.

            (vi)  During any period in which substantial
            Alterations at the Leased Premises are being undertaken, builder's risk insurance covering the total completed value including any "soft costs" with respect to the Improvements being altered or repaired (on a completed value, non-reporting basis), replacement cost of work performed and equipment, supplies and materials furnished in connection with such construction or repair of Improvements or Equipment, together with such "soft cost" endorsements and such other endorsements as Landlord may reasonably require and general liability, worker's compensation and automobile liability insurance with respect to the Improvements being constructed, altered or repaired.

            (vii)  Such other insurance (or other terms
            with respect to any insurance required pursuant to this Paragraph 16, including without limitation amounts of coverage, deductibles, form of mortgagee clause) on or in connection with any of the Leased Premises as Landlord or Lender may reasonably require, which at the time is usual and commonly obtained in connection with properties similar in type of building size, use and location to the Leased Premises.

            (b) The insurance required by Paragraph 16(a) shall be written by companies which have a Best's rating of A:X or above and are admitted in, and approved to write insurance policies by, the State Insurance Department for the State. The insurance policies (i) shall be for such terms as Landlord may reasonably approve and (ii) shall be in amounts sufficient at all times to satisfy any coinsurance requirements thereof. The insurance referred to in Paragraphs 16(a)(i), 16(a)(iv) and 16(a)(vi) shall name Landlord as Owner and Lender as loss payee and Tenant as its interest may appear. The insurance referred to in Paragraph 16(a)(ii) shall name Landlord and Lender as additional insureds, and the insurance referred to in Paragraph 16(a)(v) shall name Landlord as insured and Lender Landlord as loss payee. If said insurance or any part thereof shall expire, be withdrawn, become void, voidable, unreliable or unsafe for any reason, including a breach of any condition thereof by Tenant or the failure or impairment of the capital of any insurer, or if for any other reason whatsoever said insurance shall become reasonably unsatisfactory to Landlord, Tenant shall immediately obtain new or additional insurance reasonably satisfactory to Landlord.

            (c)  Each insurance policy referred to in
            clauses (i), (iv), (v) and (vi) of Paragraph 16(a) shall contain standard non-contributory mortgagee clauses in favor of and acceptable to Lender. Each policy required by any provision of
            Paragraph 16(a), except clause (iii) thereof, shall provide that it may not be canceled except after thirty (30) days' prior notice to Landlord and Lender. Each such policy shall also provide that any loss otherwise payable thereunder shall be payable notwithstanding (i) any act or omission of Landlord or
            Tenant which might, absent such provision, result in a forfeiture of all or a part of such insurance payment, (ii) the occupation or use of any of the Leased Premises for purposes more hazardous than those permitted by the provisions of such policy, (iii) any foreclosure or other action or proceeding taken by Lender pursuant to any provision of the Mortgage, Note, Assignment or other document evidencing or securing the Loan upon the happening of an event of default therein or (iv) any change in title to or ownership of any of the Leased Premises.

            (d)  Tenant shall pay as they become due all
            premiums for the insurance required by Paragraph 16(a), shall renew or replace each policy and deliver to Landlord evidence of the payment of the full premium therefor or installment then due at least thirty (30) days prior to the expiration date of such policy, and shall promptly deliver to Landlord all original policies.

            (e) Anything in this Paragraph 16 to the contrary notwithstanding, any insurance which Tenant is required to obtain pursuant to Paragraph 16(a) may be carried under a "blanket" or umbrella policy or policies covering other properties or liabilities of Tenant, provided that such "blanket" or umbrella policy or policies otherwise comply with the provisions of this
            Paragraph 16 and provided further that Tenant shall provide to
            Landlord a Statement of Values which shall be reviewed annually and amended as necessary based on Replacement Cost Valuations.
            The original or a certified copy of each such "blanket" or umbrella policy shall promptly be delivered to Landlord.

            (f) Tenant shall promptly comply with and conform to (i) all provisions of each insurance policy required by this
            Paragraph 16 and (ii) all requirements of the insurers thereunder applicable to Landlord, Tenant or any of the Leased Premises or to the use, manner of use, occupancy, possession, operation, maintenance, alteration or repair of any of the Leased Premises, even if such compliance necessitates Alterations or results in interference with the use or enjoyment of any of the Leased Premises.

            (g) Tenant shall not carry separate insurance concurrent in form or contributing in the event of a Casualty with that required in this Paragraph 16 unless (i) Landlord and
            Lender are included therein as named insureds, with loss payable as provided herein, and (ii) such separate insurance complies with the other provisions of this Paragraph 16. Tenant shall immediately notify Landlord of such separate insurance and shall deliver to Landlord the original policies thereof.

            (h) All policies shall contain effective waivers by the carrier against all claims for insurance premiums against
            Landlord and shall contain full waivers of subrogation against
            Landlord.

            (i) All proceeds of any insurance required under Paragraph 16(a) shall be payable as follows:

            (i)  Except for proceeds payable to a Person
            other than Landlord, Tenant or Lender, all proceeds of insurance required under clauses (ii), (iii), (iv), (v) and (vii) of Paragraph 16(a) and proceeds attributable to the general liability coverage provisions of Builder's Risk insurance under clause (vi) of Paragraph 16(a) shall be payable to Landlord or, if required by the Mortgage, to Lender.

            (ii)  Proceeds of insurance required under
            clause (i) of Paragraph 16(a) and proceeds attributable to Builder's Risk insurance (other than its general liability coverage provisions) under clause (vi) of Paragraph 16(a) shall be payable to Landlord (or Lender) and applied as set forth in
            Paragraph 17. Tenant shall apply the Net Award to restoration of the Leased Premises in accordance with the applicable provisions of this Lease.

            17.  Casualty and Condemnation.

            (a)  If any Casualty occurs to the Leased
            Premises, Tenant shall give Landlord and Lender immediate notice thereof. Landlord and Lender are hereby authorized to adjust, collect and compromise, in their discretion and upon notice to
            Tenant (except that no notice to Tenant shall be required if an
            Event of Default has occurred and is continuing), all claims under any of the insurance policies required by Paragraph 16(a)
            (except public liability insurance claims payable to a Person other than Tenant, Landlord or Lender) and to execute and deliver on behalf of Tenant all necessary proofs of loss, receipts, vouchers and releases required by the insurers; provided, however, that so long as no Event of Default has occurred, Landlord and Lender shall not adjust or compromise any such claim without the prior written consent of Tenant, which consent shall not be unreasonably withheld. Provided that no Event of Default has occurred and is continuing, Tenant shall be entitled to participate with Landlord and Lender in any adjustment, collection and compromise of the Net Award payable in connection with a Casualty. Tenant agrees to sign, upon the request of Landlord and Lender, all such proofs of loss, receipts, vouchers and releases. If Landlord or Lender so requests, Tenant shall adjust, collect and compromise any and all such claims, and Landlord and Lender shall have the right to join with Tenant therein. Any adjustment, settlement or compromise of any such claim shall be subject to the prior written approval of Landlord and Lender, and Landlord and Lender shall have the right to prosecute or contest, or to require Tenant to prosecute or contest, any such claim, adjustment, settlement or compromise.
            Each insurer is hereby authorized and directed to make payment under said policies, directly to Landlord or, if required by the
            Mortgage, to Lender instead of to Landlord and Tenant jointly, and Tenant hereby appoints each of Landlord and Lender as Tenant's attorneys-in-fact to endorse any draft therefor. The rights of Landlord under this Paragraph 17(a) shall be extended to Lender if and to the extent that any Mortgage so provides.

            (b)  Tenant, immediately upon receiving a
            Condemnation Notice, shall notify Landlord and Lender thereof.
            Landlord and Lender are authorized to collect, settle and compromise, in their discretion (and, if no Event of Default exists, upon notice to Tenant), the amount of any Net Award. Provided that no Event of Default has occurred and is continuing,
            Tenant shall be entitled to participate with Landlord and Lender in any Condemnation proceeding or negotiations under threat thereof and to contest the Condemnation or the amount of the Net

            Award therefor. No agreement with any condemnor in settlement or under threat of any Condemnation shall be made by Tenant without the written consent of Landlord and Lender. Subject to the provisions of this Paragraph 17(b), Tenant hereby irrevocably assigns to Landlord any award or payment to which Tenant is or may be entitled by reason of any Condemnation, whether the same shall be paid or payable for Tenant's leasehold interest hereunder or otherwise; but nothing in this Lease shall impair
            Tenant's right to any award or payment on account of Tenant's trade fixtures, equipment or other tangible property which is not part of the Equipment, moving expenses or loss of business, if available, to the extent that and so long as (i) Tenant shall have the right to make, and does make, a separate claim therefor against the condemnor and (ii) such claim does not in any way reduce either the amount of the award otherwise payable to Landlord for the Condemnation of Landlord's fee interest in the
            Leased Premises or the amount of the award (if any) otherwise payable for the Condemnation of Tenant's leasehold interest hereunder. The rights of Landlord under this Paragraph 17(b)
            shall also be extended to Landlord if and to the extent that any
            Mortgage so provides.

            (c)  If any Partial Casualty (whether or not
            insured against) or Partial Condemnation shall occur, this Lease shall continue, notwithstanding such event, and there shall be no abatement or reduction of any Monetary Obligations.
            Promptly
            after such Partial Casualty or Partial Condemnation, Tenant, as required in Paragraphs 12(a) and 13(b), shall commence and diligently continue to restore the Leased Premises as nearly as possible to their value, condition and character immediately prior to such event (assuming the Leased Premises to have been in the condition required by this Lease). So long as no Event of
            Default exists, any Net Award up to and including $250,000 shall be reasonably paid by Landlord to Tenant and Tenant shall restore the Leased Premises in accordance with the requirements of Paragraphs 12(a) and 13(b) of this Lease. Any Net Award in excess of $250,000 shall (unless such Casualty resulting in the
            Net Award is a Termination Event) be made available by Landlord
            (or Lender, if required by the terms of any Mortgage) to Tenant for the restoration of any of the Leased Premises pursuant to and in accordance with the provisions of Paragraph 19 hereof. If any
            Casualty or Condemnation which is not a Partial Casualty or Partial Condemnation shall occur, Tenant shall comply with the terms and conditions of Paragraph 18.

            18.  Termination Events.

            (a) If (i) the entire Leased Premises shall be taken by a Condemnation or (ii) any substantial portion of the
            Leased Premises shall be taken by a Condemnation or all or any substantial portion of the Leased Premises shall be damaged or destroyed by a Casualty and, in such case, Tenant certifies and covenants to Landlord that it will forever abandon operations at the Leased Premises (each of the events described in the above clauses (i) and (ii) shall hereinafter be referred to as a "Termination Event"), then (x) in the case of (i) above, Tenant shall be obligated, within thirty (30) days after Tenant receives a Condemnation Notice and (y) in the case of (ii) above, Tenant shall have the option, within thirty (30) days after Tenant receives a Condemnation Notice or thirty (30) days after the Casualty, as the case may be, to give to Landlord written notice of Tenant's option to terminate this Lease (a "Termination Notice") in the form described in Paragraph 18(b).

            (b) A Termination Notice shall contain (i) notice of Tenant's intention to terminate this Lease on the first

            Basic
            Rent Payment Date which occurs at least sixty (60) days after the
            Fair Market Value Date (the "Termination Date"), (ii) a binding and irrevocable offer of Tenant to pay to Landlord the Termination Amount and (iii) if the Termination Event is an event described in Paragraph 18(a)(ii), the certification and covenants described therein and a certified resolution of the Board of Directors of Tenant authorizing the same. Promptly upon the delivery to Landlord of a Termination Notice, Landlord and Tenant shall commence to determine the Fair Market Value.

            (c)  If Landlord shall reject such offer to
            terminate this Lease by written notice to Tenant (a "Rejection"), which Rejection shall contain the written consent of Lender, not later than thirty (30) days following the Fair Market Value Date, then this Lease shall terminate on the Termination Date; provided that, if Tenant has not satisfied all Monetary Obligations and all other obligations and liabilities under this Lease which have arisen on or prior to the Termination Date (collectively, "Remaining Obligations") on the Termination Date, then Landlord may, at its option, extend the date on which this Lease may terminate to a date which is no later than the first Basic Rent
            Payment Date after the Termination Date on which Tenant has satisfied all Remaining Obligations. Upon such termination
            (i) all obligations of Tenant hereunder shall terminate except for any Surviving Obligations, (ii) Tenant shall immediately vacate and shall have no further right, title or interest in or to any of the Leased Premises and (iii) the Net Award shall be retained by Landlord. Notwithstanding anything to the contrary hereinabove contained, if Tenant shall have received a Rejection and, on the date when this Lease would otherwise terminate as provided above, Landlord shall not have received the full amount of the Net Award payable by reason of the applicable Termination

            Event, then the date on which this Lease is to terminate automatically shall be extended to the first Basic Rent Payment
            Date after the receipt by Landlord of the full amount of the Net
            Award; provided that, if Tenant has not satisfied all Remaining
            Obligations on such date, then Landlord may, at its option, extend the date on which this Lease may terminate to a date which is no later than the first Basic Rent Payment Date after such date on which Tenant has satisfied all such Remaining Obligations.

            (d) Unless Tenant shall have received a Rejection not later than the thirtieth (30th) day following the Fair Market
            Value Date, Landlord shall be conclusively presumed to have accepted such offer. If such offer is accepted by Landlord then, on the Termination Date, Tenant shall pay to Landlord the Termination Amount and all Remaining Obligations and, if requested by Tenant, Landlord shall (i) convey to Tenant the Leased Premises or the remaining portion thereof, if any, and
            (ii) pay to or assign to Tenant Landlord's entire interest in and to the Net Award, all in accordance with Paragraph 20.

            19.  Restoration.

            (a)  Landlord (or Lender if required by any
            Mortgage) shall hold any Net Award in excess of $250,000 in a fund (the "Restoration Fund") and disburse amounts from the Restoration Fund only in accordance with the following conditions:

            (i)  prior to commencement of restoration,
            (A) the architects, contracts, contractors, plans and specifications for the restoration shall have been approved by
            Landlord, (B) Landlord and Lender shall be provided with mechanics' lien insurance (if available) and acceptable performance and payment bonds which insure satisfactory completion of and payment for the restoration, are in an amount and form and have a surety acceptable to Landlord, and name Landlord and Lender as additional dual obligees, and
            (C) appropriate waivers of mechanics' and materialmen's liens shall have been filed;

            (ii)  at the time of any disbursement, no
            Event of Default shall exist and no mechanics' or materialmen's liens shall have been filed against any of the Leased
            Premises
            and remain undischarged;

            (iii)  disbursements shall be made from time
            to time in an amount not exceeding the cost of the work completed since the last disbursement, upon receipt of (A) satisfactory evidence, including architects' certificates, of the stage of completion, the estimated total cost of completion and performance of the work to date in a good and workmanlike manner in accordance with the contracts, plans and specifications,
            (B) waivers of liens, (C) contractors' and subcontractors' sworn statements as to completed work and the cost thereof for which payment is requested, (D) a satisfactory bringdown of title insurance and (E) other evidence of cost and payment so that Landlord can verify that the amounts disbursed from time to time are represented by work that is completed, in place and free and clear of mechanics' and materialmen's lien claims;

            (iv)  each request for disbursement shall be
            accompanied by a certificate of Tenant, signed by the president or a vice president of Tenant, describing the work for which payment is requested, stating the cost incurred in connection therewith, stating that Tenant has not previously received payment for such work and, upon completion of the work, also stating that the work has been fully completed and complies with the applicable requirements of this Lease;

            (v) Landlord may retain ten percent (10%) of the Restoration Fund until the restoration is fully completed;

            (vi)  if the Restoration Fund is held by
            Landlord, the Restoration Fund shall not be commingled with Landlord's other funds and shall bear interest at a rate agreed to by Landlord and Tenant; and

            (vii) such other reasonable conditions as Landlord or Lender may impose.

            (b) Prior to commencement of restoration and at any time during restoration, if the estimated cost of completing the restoration work free and clear of all liens, as determined by Landlord, exceeds the amount of the Net Award available for such restoration, the amount of such excess shall, upon demand by
            Landlord, be paid by Tenant to Landlord to be added to the Restoration Fund. Any sum so added by Tenant which remains in the Restoration Fund upon completion of restoration shall be refunded to Tenant. For purposes of determining the source of funds with respect to the disposition of funds remaining after the completion of restoration, the Net Award shall be deemed to be disbursed prior to any amount added by Tenant.

            (c) If any sum remains in the Restoration Fund after completion of the restoration and any refund to Tenant pursuant to Paragraph 19(b), such sum (the "Remaining Sum") shall be retained by Landlord or, if required by a Note or Mortgage, paid by Landlord to a Lender. If the Remaining Sum is (i) retained by Landlord, each installment of Basic Rent payable on or after the Retention Date shall be reduced by a fraction, the denominator of which shall be the total amount of all Basic Rent due from such date to and including the last Basic Rent Payment
            Date for the then existing Term and the numerator of which shall be the Remaining Sum, or (ii) paid to Lender, then each installment of Basic Rent thereafter payable shall be reduced in the same amount as payments are reduced under any Note if the
            Loan corresponding to such Note is reamortized to reflect such payment, in each case until such Remaining Sum has been applied in full or until the Term has expired, whichever occurs first.

            Upon the expiration of the Term, any portion of the

            Remaining Sum
            which has not been so applied shall be retained by Landlord.

            20.  Procedures Upon Purchase.

            (a) If the Leased Premises is purchased by Tenant pursuant to any provision of this Lease, Landlord need not convey any better title thereto than that which was conveyed to Landlord, and Tenant shall accept such title, subject, however, to the Permitted Encumbrances and to all other liens, exceptions and restrictions on, against or relating to any of the Leased
            Premises and to all applicable Laws, but free of the lien of and security interest created by any Mortgage or Assignment and liens, exceptions and restrictions on, against or relating to the
            Leased Premises which have been created by or resulted solely from acts of Landlord after the date of this Lease, unless the same are Permitted Encumbrances or customary utility easements benefiting the Leased Premises or were created with the concurrence of Tenant or as a result of a default by Tenant under this Lease.

            (b) Upon the date fixed for any such purchase of the Leased Premises pursuant to any provision of this Lease (any such date the "Purchase Date"), Tenant shall pay to Landlord, or to any Person to whom Landlord directs payment, the Relevant Amount therefor specified herein, in Federal Funds, less any credit of the Net Award received and retained by Landlord or a
            Lender allowed against the Relevant Amount, and Landlord shall deliver to Tenant (i) a special warranty deed which describes the premises being conveyed and conveys the title thereto as provided in Paragraph 20(a), (ii) such other instruments as shall be necessary to transfer to Tenant or its designee any other property (or rights to any Net Award not yet received by Landlord or a Lender) then required to be sold by Landlord to Tenant pursuant to this Lease and (iii) any Net Award received by Landlord, not credited to Tenant against the Relevant Amount and required to be delivered by Landlord to Tenant pursuant to this
            Lease; provided, that if any Monetary Obligations remain outstanding on such date, then Landlord may deduct from the Net
            Award the amount of such Monetary Obligations; and further provided, that if any event has occurred which, in Landlord's reasonable judgment, is likely to subject any Indemnitee to any liability which Tenant is required to indemnify against pursuant to Paragraph 15, then an amount shall be deducted from the Net
            Award which, in Landlord's reasonable judgment, is sufficient to satisfy such liability, which amount shall be deposited in an escrow account with a financial institution reasonably satisfactory to Landlord and Tenant pending resolution of such matter. If on the Purchase Date any Monetary Obligations remain outstanding and no Net Award is payable to Tenant by Landlord or the amount of such Net Award is less than the amount of the Monetary Obligations, then Tenant shall pay to Landlord on the
            Purchase Date the amount of such Monetary Obligations. Upon the completion of such purchase, this Lease and all obligations and liabilities of Tenant hereunder shall terminate, except any

            Surviving Obligations.

            (c) If the completion of such purchase shall be delayed after (i) the Termination Date, in the event of a purchase pursuant to Paragraph 18 or, (ii) the date scheduled for such purchase, in the event of a purchase under any other provision of this Lease then (x) Rent shall continue to be due and payable until completion of such purchase and (y) at Landlord's sole option, Fair Market Value shall be redetermined and the Relevant Amount payable by Tenant pursuant to the applicable provision of this Lease shall be adjusted to reflect such redetermination.

            (d)  Any prepaid Monetary Obligations paid to
            Landlord shall be prorated as of the Purchase Date, and the prorated unapplied balance shall be deducted from the

            Relevant
            Amount due to Landlord. Apportionment of any Impositions shall be made upon any such purchase.

            21.  Assignment and Subletting; Prohibition against
            Leasehold Financing.

            (a)  Except as provided in Paragraph 1(a) of
            Exhibit "E", Tenant may not assign this Lease, voluntarily or involuntarily, whether by operation of law or otherwise, or sublet any of the Leased Premises at any time to any other Person without the prior written consent of Landlord, which consent, in the event of an assignment, may be withheld by Landlord for any or no reason.

            (b) If Tenant assigns all its rights and interest under this Lease, the assignee under such assignment shall expressly assume all the obligations of Tenant hereunder, actual or contingent, including obligations of Tenant which may have arisen on or prior to the date of such assignment, by a written instrument delivered to Landlord at the time of such assignment.
            Each sublease of any of the Leased Premises shall be subject and subordinate to the provisions of this Lease. No assignment or sublease shall affect or reduce any of the obligations of Tenant hereunder, and all such obligations shall continue in full force and effect as obligations of a principal and not as obligations of a guarantor, as if no assignment or sublease had been made.
            No assignment or sublease shall impose any additional obligations on Landlord under this Lease.

            (c) Tenant shall, within ten (10) days after the execution and delivery of any assignment or sublease consented to by Landlord, deliver a duplicate original copy thereof to Landlord which, in the event of an assignment, shall be in recordable form.

            (d)  As security for performance of its
            obligations under this Lease, Tenant hereby grants, conveys and assigns to Landlord all right, title and interest of Tenant in and to all subleases now in existence or hereafter entered into for any or all of the Leased Premises, any and all extensions, modifications and renewals thereof and all rents, issues and profits therefrom. Landlord hereby grants to Tenant a license to collect and enjoy all rents and other sums of money payable under any sublease of any of the Leased Premises; provided, however, that Landlord shall have the absolute right at any time following the occurrence of an Event of Default to revoke said license and to collect such rents and sums of money and to retain the same.
            Tenant shall not consent to, cause or allow any modification or alteration of any of the terms, conditions or covenants of any of the subleases or the termination thereof, without the prior written approval of Landlord, which consent shall not be unreasonably withheld, nor shall Tenant accept any rents more than thirty (30) days in advance of the accrual thereof nor do nor permit anything to be done, the doing of which, nor omit or refrain from doing anything, the omission of which, will or could be a breach of or default in the terms of any of the subleases.

            (e) Tenant shall not have the power to mortgage, pledge or otherwise encumber its interest under this Lease or any sublease of the Leased Premises, and any such mortgage, pledge or encumbrance made in violation of this Paragraph 21 shall be void and of no force and effect.

            (f) Subject to the provisions of Paragraph 35 and 36 below, Landlord may sell or transfer the Leased Premises at any time without Tenant's consent to any third party (each a "Third Party Purchaser"). In the event of any such transfer,

            Tenant shall attorn to any Third Party Purchaser as Landlord so long as such Third Party Purchaser and Landlord notify Tenant in writing of such transfer. At the request of Landlord, Tenant will execute such documents confirming the agreement referred to above and such other agreements as Landlord may reasonably request, provided that such agreements do not increase the liabilities and obligations of Tenant hereunder.

            22.  Events of Default.

            (a) The occurrence of any one or more of the following (after expiration of any applicable cure period as provided in Paragraph 22(b)) shall, at the sole option of Landlord, constitute an "Event of Default" under this Lease:

            (i)  a failure by Tenant to make any payment
            of any Monetary Obligation, regardless of the reason for such failure;

            (ii)  a failure by Tenant duly to perform and
            observe, or a violation or breach of, any other provision hereof not otherwise specifically mentioned in this Paragraph 22(a);

            (iii)  any representation or warranty made by
            Tenant herein or in any certificate, demand or request made pursuant hereto proves to be incorrect, now or hereafter, in any material respect;

            (iv)  a default beyond any applicable cure
            period or at maturity by Tenant in any payment of principal or interest on any obligations for borrowed money having an original principal balance of $3,000,000 or more in the aggregate, or in the performance of any other provision contained in any instrument under which any such obligation is created or secured
            (including the breach of any covenant thereunder), (x) if such payment is a payment at maturity or a final payment, or (y) if an effect of such default is to cause, or permit any Person to cause, such obligation to become due prior to its stated maturity;

            (v)  a default by Tenant beyond any
            applicable cure period in the payment of rent under, or in the performance of any other material provision of, any other lease or leases that have, in the aggregate, rental obligations over the terms thereof of $1,000,000 or more;

            (vi)  a final, non-appealable judgment or
            judgments for the payment of money in excess of $1,000,000 in the aggregate shall be rendered against Tenant and the same shall remain undischarged for a period of sixty (60) consecutive days;

            (vii)  The breach of any Covenant shall
            occur;

            (viii)  Tenant shall (A) voluntarily be
            adjudicated a bankrupt or insolvent, (B) seek or consent to the appointment of a receiver or trustee for itself or for the Leased
            Premises, (C) file a petition seeking relief under the bankruptcy or other similar laws of the United States, any state or any jurisdiction, (D) make a general assignment for the benefit of creditors, or (E) be unable to pay its debts as they mature;

             (ix)  a court shall enter an order, judgment
            or decree appointing, without the consent of Tenant, a receiver or trustee for it or for any of the Leased Premises or approving a petition filed against Tenant which seeks relief under the bankruptcy or other similar laws of the United States, any state or any jurisdiction, and such order, judgment or decree shall remain undischarged or unstayed sixty (60) days after it is entered;

            (x)  the Leased Premises shall have been
            vacated or abandoned;

            (xi)  Tenant shall be liquidated or dissolved
            or shall begin proceedings towards its liquidation or dissolution;

            (xii)  the estate or interest of Tenant in
            any of the Leased Premises shall be levied upon or attached in any proceeding and such estate or interest is about to be sold or transferred or such process shall not be vacated or discharged within sixty (60) days after it is made;

            (xiii)  a failure by Tenant to perform or
            observe, or a violation or breach of, or a misrepresentation by
            Tenant under any provision of any Assignment or any other document between Tenant and Lender, if such failure, violation, breach or misrepresentation gives rise to a default beyond any applicable cure period with respect to any Loan;

            (xiv)  a failure by Tenant to maintain in
            effect any license or permit necessary for the use, occupancy or operation of the Leased Premises;

            (xv)  Tenant shall sell or transfer or enter
            into an agreement to sell or transfer all or substantially all of its assets; or

            (xvi)  a default shall occur under any Lease
            Collateral Document.

            (b)  No notice or cure period shall be required in
            any one or more of the following events:  (A) the occurrence of
            an Event of Default under clause (i) (except as otherwise
            set
            forth below), (iii), (iv), (v), (vi), (vii) (except as
            otherwise
            set forth below), (viii), (ix), (x), (xi), (xii), (xiii),
            (xiv)
            or (xv) of Paragraph 22(a); (B) the default consists of a failure to pay Basic Rent, a failure to provide any insurance required by Paragraph 16 or an assignment or sublease
            entered
            into in violation of Paragraph 21; or (C) the default is
            such
            that any delay in the exercise of a remedy by Landlord could reasonably be expected to cause irreparable harm to Landlord. If the default consists of the failure to pay any Monetary Obligation under clause (i) of Paragraph 22(a), the applicable cure period shall be three (3) days from the date on which notice
            is given, but Landlord shall not be obligated to give notice of,
            or allow any cure period for, any such default more than
            twice
            within any Lease Year. If the default consists of a default under clause (ii) of Paragraph 22(a), other than the events specified in clauses (B) and (C) of the first sentence of this
            Paragraph 22(b), the applicable cure period shall be thirty
            (30)
            days from the date on which notice is given or, if the default cannot be cured within such thirty (30) day period and delay in the exercise of a remedy would not (in Landlord's reasonable judgment) cause any material adverse harm to Landlord or any of the Leased Premises, the cure period shall be extended for the period required to cure the default (but such cure period, including any extension, shall not in the aggregate exceed sixty
            (60) days), provided that Tenant shall commence to cure the default within the said thirty-day period and shall actively, diligently and in good faith proceed with and continue the curing of the default until it shall be fully cured. If the default consists of a default under clauses (c), (g) or, if so long as the Indebtedness incurred is less than $50,000 in a fiscal year of Tenant, (j) of Section 1 of Exhibit E hereto, the applicable cure period shall be thirty (30) days from the date on which notice is given to Lender.

            23.  Remedies and Damages Upon Default.

            (a) If an Event of Default shall have occurred and is continuing, Landlord shall have the right, at its sole option, then or at any time thereafter, to exercise its remedies and to collect damages from Tenant in accordance with this Paragraph 23, subject in all events to applicable Law, without demand upon or notice to Tenant except as otherwise provided in
            Paragraph 22(b) and this Paragraph 23.

            (i)  Landlord may give Tenant notice of
            Landlord's intention to terminate this Lease on a date specified in such notice. Upon such date, this Lease, the estate hereby granted and all rights of Tenant hereunder shall expire and terminate. Upon such termination, Tenant shall immediately surrender and deliver possession of the Leased Premises to Landlord in accordance with Paragraph 26. If Tenant does not so surrender and deliver possession of the Leased Premises, Landlord may re-enter and repossess the Leased Premises, with or without legal process, by peaceably entering the Leased Premises and changing locks or by summary proceedings, ejectment or any other lawful means or procedure. Upon or at any time after taking possession of the Leased Premises, Landlord may, by peaceable means or legal process, remove any Persons or property therefrom.
            Landlord shall be under no liability for or by reason of any such entry, repossession or removal. Notwithstanding such entry or repossession, Landlord may (A) exercise the remedy set forth in and collect the damages permitted by Paragraph 23(a)(iii) or
            (B) collect the damages set forth in Paragraph 23(b)(i) or 23(b)(ii).

            (ii)  After repossession of the Leased
            Premises pursuant to clause (i) above, Landlord shall have the right to relet any of the Leased Premises to such tenant or tenants, for such term or terms, for such rent, on such conditions and for such uses as Landlord in its sole discretion may determine, and collect and receive any rents payable by reason of such reletting. Landlord may make such Alterations in connection with such reletting as it may deem advisable in its sole discretion. Notwithstanding any such reletting, Landlord may collect the damages set forth in Paragraph 23(b)(ii).

            (iii)  Landlord may, upon notice to Tenant,
            require Tenant to make an irrevocable offer to terminate this
            Lease upon payment to Landlord of an amount (the "Default Termination Amount") specified in the next sentence. The "Default Termination Amount" shall be the greatest of (A) the
            Fair Market Value of the Leased Premises, (B) the sum of the

            Acquisition Cost and Prepayment Premium which Landlord will be required to pay in prepaying any Loan with proceeds of the Default Termination Amount or (C) an amount equal to the Present
            Value of the entire Basic Rent from the date of such purchase to the date on which the Term would expire, assuming that the Term has been extended for all extension periods, if any, provided for in this Lease. Upon such notice to Tenant, Tenant shall be deemed to have made such offer and shall, if requested by Landlord, within ten (10) days following such request deposit with Landlord as payment against the Default Termination Amount the amount described in (B) above and Landlord and Tenant shall promptly commence to determine Fair Market Value. Within thirty
            (30) days after the Fair Market Value Date, Landlord shall accept or reject such offer. If Landlord accepts such offer then, on the tenth (10th) business day after such acceptance, Tenant shall pay to Landlord the Default Termination Amount and, at the request of Tenant, Landlord will convey the Leased Premises to
            Tenant or its designee in accordance with Paragraph 20. Any rejection by Landlord of such offer shall have no effect on any other remedy Landlord may have under this Lease.

            (iv)  Landlord may declare by notice to
            Tenant the entire Basic Rent (in the amount of Basic Rent then in effect) for the remainder of the then current Term to be immediately due and payable. Tenant shall immediately pay to
            Landlord all such Basic Rent discounted to its Present Value, all accrued Rent then due and unpaid, all other Monetary Obligations which are then due and unpaid and all Monetary Obligations which arise or become due by reason of such Event of Default (including any Costs of Landlord). Upon receipt by Landlord of all such accelerated Basic Rent and Monetary Obligations, this Lease shall remain in full force and effect and Tenant shall have the right to possession of the Leased Premises from the date of such receipt by Landlord to the end of the Term, and subject to all the provisions of this Lease, including the obligation to pay all increases in Basic Rent and all Monetary Obligations that subsequently become due, except that (A) no Basic Rent which has been prepaid hereunder shall be due thereafter during the said
            Term, (B) Tenant shall have no option to extend or renew the Term and (C) Tenant shall have no further rights under Paragraph 35 or under Paragraph 36.

            (b) The following constitute damages to which Landlord shall be entitled if Landlord exercises its remedies under Paragraph 23(a)(i) or 23(a)(ii):

            (i)  If Landlord exercises its remedy under
            Paragraph 23(a)(i) but not its remedy under Paragraph
            23(a)(ii)
            (or attempts to exercise such remedy and is unsuccessful in reletting the Leased Premises) then, upon written demand from
            Landlord, Tenant shall pay to Landlord, as liquidated and agreed final damages for Tenant's default and in lieu of all current damages beyond the date of such demand (it being agreed that it would be impracticable or extremely difficult to fix the actual damages), an amount equal to the Present Value of the excess, if any, of (A) all Basic Rent from the date of such demand to the date on which the Term is scheduled to expire hereunder in the absence of any earlier termination, re-entry or repossession over
            (B) the then fair market rental value of the Leased Premises for the same period. Tenant shall also pay to Landlord all of Landlord's Costs in connection with the repossession of the Leased Premises and any attempted reletting thereof, including all brokerage commissions, legal expenses attorneys' fees, employees' expenses, costs of Alterations and expenses and preparation for reletting.

            (ii)  If Landlord exercises its remedy under
            Paragraph 23(a)(i) or its remedies under Paragraph 23(a)(i) and
            23(a)(ii), then Tenant shall, until the end of what would have been the Term in the absence of the termination of the Lease, and whether or not any of the Leased Premises shall have been relet, be liable to Landlord for, and shall pay to Landlord, as liquidated and agreed current damages all Monetary Obligations which would be payable under this Lease by Tenant in the absence of such termination less the net proceeds, if any, of any reletting pursuant to Paragraph 23(a)(ii), after deducting from such proceeds all of Landlord's Costs (including the items listed in the last sentence of Paragraph 23(b)(i) hereof) incurred in connection with such repossessing and reletting; provided, that if Landlord has not relet the Leased Premises, such Costs of Landlord shall be considered to be Monetary Obligations payable by Tenant. Tenant shall be and remain liable for all sums aforesaid, and Landlord may recover such damages from Tenant and institute and maintain successive actions or legal proceedings against Tenant for the recovery of such damages. Nothing herein contained shall be deemed to require Landlord to wait to begin such action or other legal proceedings until the date when the
            Term would have expired by its own terms had there been no such
            Event of Default.

            (c) Landlord shall have the right to exercise its remedies under any one or more of the Lease Collateral Documents.

            (d) Notwithstanding anything to the contrary herein contained, in lieu of or in addition to any of the foregoing remedies and damages, Landlord may exercise any remedies and collect any damages available to it at law or in equity. If Landlord is unable to obtain full satisfaction pursuant to the exercise of any remedy, it may pursue any other remedy which it has hereunder or at law or in equity.

            (e) If any Law shall validly limit the amount of any damages provided for herein to an amount which is less than the amount agreed to herein, Landlord shall be entitled to the maximum amount available under such Law.

            (f) No termination of this Lease, repossession or reletting of the Leased Premises, exercise of any remedy or collection of any damages pursuant to this Paragraph 23 shall relieve Tenant of any Surviving Obligations.

            (g)  WITH RESPECT TO ANY REMEDY OR PROCEEDING OF
            LANDLORD HEREUNDER, LANDLORD AND TENANT WAIVE ANY RIGHT TO A TRIAL BY JURY.

            (h) Upon the occurrence of any Event of Default, Landlord shall have the right (but no obligation) to perform any act required of Tenant hereunder and, if performance of such act requires that Landlord enter the Leased Premises, Landlord may enter the Leased Premises for such purpose.

            (i) No failure of Landlord (i) to insist at any time upon the strict performance of any provision of this Lease or (ii) to exercise any option, right, power or remedy contained in this Lease shall be construed as a waiver, modification or relinquishment thereof. A receipt by Landlord of any sum in satisfaction of any Monetary Obligation with knowledge of the breach of any provision hereof shall not be deemed a waiver of such breach, and no waiver by Landlord of any provision hereof shall be deemed to have been made unless expressed in a writing signed by Landlord.

            (j) Tenant hereby waives and surrenders, for itself and all those claiming under it, including creditors of all kinds, (i) any right and privilege which it or any of them may have under any present or future Law to redeem any of the

            Leased Premises or to have a continuance of this Lease after termination of this Lease or of Tenant's right of occupancy or possession pursuant to any court order or any provision hereof, and (ii) the benefits of any present or future Law which exempts property from liability for debt or for distress for rent.

            (k) Except as otherwise provided herein, all remedies are cumulative and concurrent and no remedy is exclusive of any other remedy. Each remedy may be exercised at any time an
            Event of Default has occurred and is continuing and may be exercised from time to time. No remedy shall be exhausted by any exercise thereof.

            24. Notices. All notices, demands, requests, consents, approvals, offers, statements and other instruments or communications required or permitted to be given pursuant to the provisions of this Lease shall be in writing and shall be deemed to have been given and received for all purposes when delivered in person or by Federal Express or other reliable 24-hour delivery service or five (5) business days after being deposited in the United States mail, by registered or certified mail, return receipt requested, postage prepaid, addressed to the other party at its address stated above or when delivery is refused. A copy of any notice given by Tenant to Landlord shall simultaneously be given by Tenant to Reed Smith Shaw & McClay,
            2500 One Liberty Place, Philadelphia, PA  19103, Attention:
            Chairman, Real Estate Department. A copy of any notice given by
            Landlord to Tenant shall simultaneously be given by Landlord to
            Dinse, Erdmann, Knapp & McAndrew, P.C., 209 Battery Street, Burlington, Vermont 05402-0988, Attention: Austin D. Hart, Esq.
            For the purposes of this Paragraph, any party may substitute another address stated above (or substituted by a previous notice) for its address by giving fifteen (15) days' notice of the new address to the other party, in the manner provided above.

            25. Estoppel Certificate. At any time upon not less than ten (10) days' prior written request by either Landlord or
            Tenant (the "Requesting Party") to the other party (the "Responding Party"), the Responding Party shall deliver to the
            Requesting Party a statement in writing, executed by an authorized officer of the Responding Party, certifying (a) that, except as otherwise specified, this Lease is unmodified and in full force and effect, (b) the dates to which Basic Rent, Additional Rent and all other Monetary Obligations have been paid, (c) that, to the knowledge of the signer of such certificate and except as otherwise specified, no default by either Landlord or Tenant exists hereunder, (d) such other matters as the Requesting Party may reasonably request, and
            (e) if Tenant is the Responding Party that, except as otherwise specified, there are no proceedings pending or, to the knowledge of the signer, threatened, against Tenant before or by any court or administrative agency which, if adversely decided, would materially and adversely affect the financial condition and operations of Tenant. Any such statements by the Responding Party may be relied upon by the Requesting Party, any Person whom the Requesting Party notifies the Responding Party in its request for the statement is an intended recipient or beneficiary of the statement, any Lender or their assignees and by any prospective purchaser or mortgagee of any of the Leased Premises. Any statement required under this Paragraph 25 and delivered by Tenant shall state that, in the opinion of each person signing the same, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to the subject matter of such statement, and shall briefly state the nature of such examination or investigation.

            26. Surrender. Upon the expiration or earlier termination of this Lease, Tenant shall peaceably leave and surrender the Leased Premises to Landlord in the same condition in which the Leased Premises was at the commencement of this Lease, except as repaired, rebuilt, restored, altered, replaced or added to as permitted or required by any provision of this
            Lease, and except for ordinary wear and tear. Upon such surrender, Tenant shall (a) remove from the Leased Premises all property which is owned by Tenant or third parties other than
            Landlord and (b) repair any damage caused by such removal. Property not so removed shall become the property of Landlord, and Landlord may thereafter cause such property to be removed from the Leased Premises. The cost of removing and disposing of such property and repairing any damage to any of the Leased Premises caused by such removal shall be paid by Tenant to Landlord upon demand. Landlord shall not in any manner or to any extent be obligated to reimburse Tenant for any such property which becomes the property of Landlord pursuant to this Paragraph 26.

            27. No Merger of Title. There shall be no merger of the leasehold estate created by this Lease with the fee estate in any of the Leased Premises by reason of the fact that the same
            Person may acquire or hold or own, directly or indirectly,
            (a) the leasehold estate created hereby or any part thereof or interest therein and (b) the fee estate in any of the Leased Premises or any part thereof or interest therein, unless and until all Persons having any interest in the interests described in (a) and (b) above which are sought to be merged shall join in a written instrument effecting such merger and shall duly record the same.

            28.  Books and Records.

            (a) Tenant shall keep adequate records and books of account with respect to the finances and business of Tenant generally and with respect to the Leased Premises, in accordance with generally accepted accounting principles ("GAAP") consistently applied, and shall permit Landlord and Lender by their respective agents, accountants and attorneys, upon reasonable notice to Tenant, to visit and inspect the Leased

            Premises and examine (and make copies of) the records and books of account and to discuss the finances and business with the officers of Tenant, at such reasonable times as may be requested by Landlord. Upon the request of Lender or Landlord (either telephonically or in writing), Tenant shall provide the requesting party with copies of any information to which such party would be entitled in the course of a personal visit.

            (b)  Tenant shall deliver to Landlord and to
            Lender within ninety (90) days of the close of each fiscal year, annual audited financial statements of Tenant prepared by a nationally recognized firm of independent certified public accountants. Tenant shall also furnish to Landlord and to Lender
            (i) within forty-five (45) days after the end of each of the three remaining quarters unaudited financial statements and all other quarterly reports of Tenant, certified by Tenant's chief financial officer, (ii) no later than five (5) business days after filing, all filings, if any, of Form 10-K, Form 10-Q and other required filings with the Securities and Exchange Commission pursuant to the provisions of the Securities Exchange Act of 1934, as amended, or any other Law, and (iii) within fifteen (15) days after the end of each calendar month, internally prepared financial statements along with agings of receivables, payables and an inventory report indicating raw materials, work in progress and finished goods. All financial statements of Tenant shall be prepared in accordance with GAAP consistently applied.
            All annual financial statements shall be accompanied (i) by an opinion of said accountants stating that (A) there are no qualifications as to the scope of the audit and (B) the audit was performed in accordance with GAAP and (ii) by the affidavit of the president or a vice president of Tenant, dated within five
            (5) days of the delivery of such statement, stating that (C) the affiant knows of no Event of Default, or event which, upon notice or the passage of time or both, would become an Event of

            Default
            which has occurred and is continuing hereunder or, if any such event has occurred and is continuing, specifying the nature and period of existence thereof and what action Tenant has taken or proposes to take with respect thereto and (D) except as otherwise specified in such affidavit, that Tenant has fulfilled all of its obligations under this Lease which are required to be fulfilled on or prior to the date of such affidavit.

            (c) Tenant hereby agrees that it shall provide to Lender such written authorizations as Lender shall request so that the Lender can conduct credit reference checks on the three largest creditors of Tenant as determined by the Lender in its sole discretion.

            29.  Determination of Value.

            (a) Whenever a determination of Fair Market Value is required pursuant to any provision of this Lease, such Fair
            Market Value shall be determined in accordance with the following procedure:

            (i)  Landlord and Tenant shall endeavor to
            agree upon such Fair Market Value within thirty (30) days after the date (the "Applicable Initial Date") on which (A) Tenant provides Landlord with notice of its intention to terminate this
            Lease and purchase the Leased Premises pursuant to Paragraph
            18,
            (B) Landlord provides Tenant with notice of its intention to redetermine Fair Market Value pursuant to Paragraph 20(c),
            (C) Landlord provides Tenant with notice of Landlord's intention to require Tenant to make an offer to terminate this Lease pursuant to Paragraph 23(a)(iii) or (D) Tenant exercises an option to purchase the Leased Premises pursuant to Paragraph 35.
            Upon reaching such agreement, the parties shall execute an agreement setting forth the amount of such Fair Market Value.

            (ii)  If the parties shall not have signed
            such agreement within thirty (30) days after the Applicable Initial Date, Tenant shall within fifty (50) days after the Applicable Initial Date select an appraiser and notify Landlord in writing of the name, address and qualifications of such appraiser. Within twenty (20) days following Landlord's receipt of Tenant's notice of the appraiser selected by Tenant, Landlord shall select an appraiser and notify Tenant of the name, address and qualifications of such appraiser. Such two appraisers shall endeavor to agree upon Fair Market Value based on a written appraisal made by each of them (and given to Landlord by Tenant) as of the Relevant Date. If such two appraisers shall agree upon a Fair Market Value, the amount of such Fair Market Value as so agreed shall be binding and conclusive upon Landlord and Tenant.

            (iii)  If such two appraisers shall be unable
            to agree upon a Fair Market Value within twenty (20) days after the selection of an appraiser by Landlord, then such appraisers shall advise Landlord and Tenant of their respective determinations of Fair Market Value and shall select a third appraiser to make the determination of Fair Market Value. The selection of the third appraiser shall be binding and conclusive upon Landlord and Tenant.

            (iv)  If such two appraisers shall be unable
            to agree upon the designation of a third appraiser within ten
            (10) days after the expiration of the twenty (20) day period referred to in clause (iii) above, or if such third appraiser does not make a determination of Fair Market Value within twenty
            (20) days after his selection, then such third appraiser or a substituted third appraiser, as applicable, shall, at the request of either party hereto, be appointed by the President or Chairman of the American Arbitration Association in New York, New York.
            The determination of Fair Market Value made by the third appraiser appointed pursuant hereto shall be made within twenty
            (20) days after such appointment.

            (v)  If a third appraiser is selected, Fair
            Market Value shall be the average of the determination of Fair
            Market Value made by the third appraiser and the determination of
            Fair Market Value made by the appraiser (selected pursuant to
            Paragraph 29(a)(ii) hereof) whose determination of Fair
            Market
            Value is nearest to that of the third appraiser. Such average shall be binding and conclusive upon Landlord and Tenant.

            (vi)  All appraisers selected or appointed
            pursuant to this Paragraph 29(a) shall (A) be independent qualified MAI appraisers, (B) have no right, power or authority to alter or modify the provisions of this Lease, (C) utilize the definition of Fair Market Value hereinabove set forth above, and
            (D) be registered in the State if the State provides for or requires such registration. The Cost of the procedure described in this Paragraph 29(a) above shall be split equally by Landlord and Tenant.

            (b) If, by virtue of any delay, Fair Market Value is not determined by the expiration or termination of the then current Term, then the date on which the Term would otherwise expire or terminate shall be extended to the date specified for termination in the particular provision of this Lease pursuant to which the determination of Fair Market Value is being made.

            (c) In determining Fair Market Value as defined in clause (b) of the definition of Fair Market Value, the appraisers shall add (a) the present value of the Rent for the remaining Term, assuming the Term has been extended for all extension periods provided herein (with assumed increases in the
            CPI to be determined by the appraisers) using a discount rate
            (which may be determined by an investment banker retained by each appraiser) based on the creditworthiness of Tenant and (b) the present value of the Leased Premises as of the end of such Term
            (having assumed the Term has been extended for all extension periods provided herein). The appraisers shall further assume that no default then exists under the Lease, that Tenant has complied (and will comply) with all provisions of the Lease, and that Tenant has not violated (and will not violate) any of the
            Covenants.

            30. Non-Recourse as to Landlord. Anything contained herein to the contrary notwithstanding, any claim based on or in respect of any liability of Landlord under this Lease shall be enforced only against the Leased Premises and not against any other assets, properties or funds of (i) Landlord, (ii) any director, officer, general partner, shareholder, limited partner, beneficiary, employee or agent of Landlord or any general partner of Landlord or any of its general partners (or any legal representative, heir, estate, successor or assign of any thereof), (iii) any predecessor or successor partnership or corporation (or other entity) of Landlord or any of its general partners, shareholders, officers, directors, employees or agents, either directly or through Landlord or its general partners, shareholders, officers, directors, employees or agents or any predecessor or successor partnership or corporation (or other entity), or (iv) any Person affiliated with any of the foregoing, or any director, officer, employee or agent of any thereof.

            31.  Financing.

            (a) Tenant agrees to pay at the funding of the Initial Loan any reasonable cost, charge and expense incurred by
            Landlord in obtaining and closing such Loan, including commitment fees or points, title insurance, mortgage tax, recording costs and legal fees and expenses of Landlord and Lender.

            (b)  Tenant agrees to pay, within three (3)
            business days of written demand therefor, any cost, charge or expense (other than the principal of the Note and interest thereon at the contract rate of interest specified therein) imposed upon Landlord by Lender pursuant to the Note, the Mortgage or the Assignment which is not caused solely by the gross negligence or willful misconduct of Landlord and which is not otherwise reimbursed by Tenant to Landlord pursuant to any other provision of this Lease. Landlord agrees that it will use good faith efforts to refinance the Initial Loan with a Lender that does not require all of the Lease Collateral as security for its Loan, provided, however, that Landlord shall have no obligation to accept a Loan with an interest rate in excess of the interest rate then payable on the Initial Loan or an amortization schedule of less than 20 years.

            (c) If Landlord desires to obtain or refinance any Loan, Tenant shall negotiate in good faith with Landlord concerning any request made by any Lender or proposed Lender for changes or modifications in this Lease. In particular, Tenant shall agree, upon request of Landlord, to supply any such Lender with such notices and information as Tenant is required to give to Landlord hereunder and to extend the rights of Landlord hereunder to any such Lender and to consent to such financing if such consent is requested by such Lender. Tenant shall provide any other consent or statement and shall execute any and all other documents that such Lender requires in connection with such financing, including any environmental indemnity agreement and subordination, non-disturbance and attornment agreement, so long as the same do not materially adversely affect any right, benefit or privilege of Tenant under this Lease or materially increase
            Tenant's obligations under this Lease. Such subordination, nondisturbance and attornment agreement may require Tenant to confirm that (a) Lender and its assigns will not be liable for any misrepresentation, act or omission of Landlord and (b) Lender and its assigns will not be subject to any counterclaim, demand or offset which Tenant may have against Landlord.

            32. Subordination. This Lease and Tenant's interest hereunder shall be subordinate to any Mortgage or other security instrument hereafter placed upon the Leased Premises by Landlord, and to any and all advances made or to be made thereunder, to the interest thereon, and all renewals, replacements and extensions thereof, provided that any such Mortgage or other security instrument (or a separate instrument in recordable form duly executed by the holder of any such Mortgage or other security instrument and delivered to Tenant) shall provide for the recognition of this Lease and all Tenant's rights hereunder unless and until an Event of Default exists or Landlord shall have the right to terminate this Lease pursuant to any applicable provision hereof.

            33. Financial Covenants. Tenant hereby covenants and agrees to comply with all the covenants and agreements described in Exhibit "E" hereto.

            34. Tax Treatment; Reporting. Landlord and Tenant each acknowledge that each shall treat this transaction as a true lease for state law purposes and shall report this transaction as a lease for Federal income tax purposes. For Federal income tax purposes each shall report this Lease as a true lease with Landlord as the owner of the Leased Premises and Equipment and
            Tenant as the lessee of such Leased Premises and Equipment including: (1) treating Landlord as the owner of the property eligible to claim depreciation deductions under Section 167 or
            168 of the Internal Revenue Code of 1986 (the "Code") with respect to the Leased Premises and Equipment, (2) Tenant reporting its Rent payments as rent expense under Section 162 of the Code, and (3) Landlord reporting the Rent payments as rental income.

            35.  Option to Purchase.
            (a) Landlord does hereby give and grant to Tenant the option to purchase the Leased Premises (i) for a purchase price (the "Purchase Price") equal to the Offer Amount and
            (ii)
            on any date (the "Option Purchase Date") between the nineteenth
            (19th) and twentieth (20th) anniversary of the date hereof and, if the Term is extended or further extended, as applicable, in accordance with and subject to the provisions of Paragraph 5 hereof, between the twenty-fourth (24th) and twenty-fifth
            (25th),
            between the twenty-ninth (29th) and thirtieth (30th) and between the thirty-fourth (34th) and thirty-fifth (35th) anniversary of the date hereof, which is mutually agreeable to Landlord and Tenant, but in any event not sooner than thirty (30) days after the Fair Market Value Date. If Tenant intends to exercise such option, Tenant shall give written notice to Landlord to such effect not later than six (6) months prior to the twentieth
            (20th) (or if the Term is extended or further extended, twenty-fifth (25th), thirtieth (30th) or thirty-fifth
            (35th), as
            applicable) anniversary of the date hereof. Promptly upon receipt of such notice by Landlord, the parties shall commence to determine Fair Market Value.
            (b) If Tenant shall exercise the foregoing option to purchase the Leased Premises, on the later to occur of
            (i) the
            Option Purchase Date or (ii) the date when Tenant has paid the
            Offer Amount and has satisfied all other Monetary
            Obligations,
            Landlord shall convey the Leased Premises to Tenant in accordance with Paragraph 20 hereof; provided, that if an Event of Default has occurred and is continuing on the Option Purchase Date, Landlord, at its sole option, may terminate Tenant's option to purchase hereunder. IF THIS LEASE SHALL TERMINATE FOR ANY REASON
            PRIOR TO THE DATE ORIGINALLY FIXED HEREIN FOR THE EXPIRATION
            OF

            THE TERM, OR IF TENANT EXERCISES ANY OPTION NOT TO EXTEND
            THE
            TERM PURSUANT TO PARAGRAPH 5, OR IF TENANT SHALL FAIL TO
            GIVE ANY
            OF THE AFORESAID NOTICES OF INTENTION TO PURCHASE, TIME
            BEING OF
            THE ESSENCE, THE OPTION PROVIDED IN THIS PARAGRAPH 35 AND
            ANY
            EXERCISE THEREOF BY TENANT SHALL CEASE AND TERMINATE AND
            SHALL BE
            NULL AND VOID.

            36.  Right of First Refusal.
            (a) Except as otherwise provided in clause (e) of this Paragraph 36, and provided an Event of Default does not then exist if Landlord shall enter into a contract for the sale (the
            "Sale Contract") of the Leased Premises with a Third Party Purchaser, which Sale Contract shall be conditioned upon Tenant's failure to exercise its right under this Paragraph 36(a), Landlord shall give written notice to Tenant of the Sale Contract, together with a copy of the executed Sale Contract and the name and business address of the Third Party Purchaser.
            (b) For a period of thirty (30) days following receipt of such notice, Tenant shall have the right and option, exercisable by written notice to Landlord given within said thirty (30) day period, to elect to purchase the Leased Premises at the purchase price and upon all the terms and conditions set forth in such Sale Contract except that no contingencies contained in such Sale Contract as to environmental assessments, engineering studies, inspection of the Leased Premises, availability of financing, sale of other property, state of the title to or encumbrances on the Leased Premises, or any other condition or contingency to the Third Party Purchaser's obligation to purchase the Leased Premises which pertains to the condition of the Leased Premises, the Third Party Purchaser's ability to take certain action or any other factor beyond the control of Landlord, shall apply to Tenant's obligation to purchase the Leased Premises under this Paragraph 36, and Tenant shall be obligated to purchase the Leased Premises without any such condition or contingency.
            (c)  If at the expiration of the aforesaid thirty
            (30) day period Tenant shall have failed to exercise the aforesaid option, Landlord may sell the Leased Premises to such
            Third Party Purchaser upon the terms set forth in such contract.
            (d) Except as otherwise specifically provided herein, the closing date for any purchase of the Leased Premises by Tenant pursuant to this Paragraph 36 shall be the earlier to occur of (i) ninety (90) days after the date of Tenant's notice to Landlord of its intention to purchase the Leased Premises upon the terms of a contract for sale with a Third Party Purchaser or
            (ii) the closing date provided in such contract for sale. At such closing Landlord shall convey the Leased Premises to Tenant in accordance with, and Tenant shall pay to Landlord the purchase price and other consideration set forth in, the applicable contract.
            (e) Tenant shall have the right during the Term to exercise the foregoing right of first refusal upon (i) each proposed sale of the Leased Premises prior to the tenth
            (10th)
            anniversary of the date of this Lease and (ii) one (1) time during the period commencing with the tenth (10th) anniversary of the date of this Lease and ending with the last day of the fifteenth (15th) Lease Year hereof; provided, that if, following compliance with the procedure described in Paragraph 36(a), a
            Third Party Purchaser does not purchase the Leased Premises, such event shall not count as an exercise of Tenant's right of first refusal. Notwithstanding anything to the contrary, if Tenant fails to exercise the right of first refusal granted pursuant to this Paragraph (c), subsection (ii), after the tenth (10th) anniversary of the date of this Lease and the sale to the Third
            Party Purchaser is consummated or if this Lease terminates or the
            Term expires, such right shall terminate and be null and void and of no further force and effect. In such event Tenant shall execute a quitclaim deed and such other documents as Landlord shall reasonably request evidencing the termination of its right of first refusal.
            (f) If Tenant does not exercise its right of first refusal to purchase the Leased Premises and the Leased Premises are transferred to a Third Party Purchaser, Tenant will attorn to any Third Party Purchaser as Landlord so long as such
            Third Party Purchaser and Landlord notify Tenant in writing of such transfer. At the request of Landlord, Tenant will execute such documents confirming the agreement referred to above and such other agreements as Landlord may reasonably request, provided that such agreements do not increase the liabilities and obligations of Tenant hereunder.
            (g) The provisions of this Paragraph 36 shall not apply to or prohibit (i) any mortgaging, subjection to deed of trust or other hypothecation of Landlord's interest in the Leased
            Premises, (ii) any sale of the Leased Premises pursuant to a private power of sale under or judicial foreclosure of any Mortgage or other security instrument or device to which Landlord's interest in the Leased Premises is now or hereafter subject, (iii) any transfer of Landlord's interest in the Leased
            Premises to a Lender, beneficiary under deed of trust or other holder of a security interest therein or their designees by deed in lieu of foreclosure, (iv) any transfer of the Leased Premises to any governmental or quasi-governmental agency with power of condemnation, (v) any transfer of the Leased Premises to any affiliate of Landlord or to any entity for whom W.P. Carey & Co.,
            Inc., W.P. Carey Incorporated or any of their affiliates provides management services or investment advice, (vi) any Person to whom
            Landlord sells all or substantially all of its assets, or
            (vii) any transfer of the Leased Premises to any of the successors or assigns of any of the Persons referred to in the foregoing clauses (i) through (iv).

            37.  Additional Property.

            (a)  Tenant has mortgaged and assigned the
            Additional Property to Landlord pursuant to the Lease
            Collateral
            Documents, and Tenant acknowledges and agrees that Landlord has pledged and assigned its mortgagee interest in the mortgage encumbering the Additional Property to Lender to secure its obligations under the Initial Loan and, upon any refinancing of the Initial Loan may pledge and assign its mortgagee interest in said mortgage to any subsequent Lender.

            (b) Landlord covenants and agrees that it will release the lien of its mortgage encumbering the Additional Property from any parcel comprising the Additional Property that is sold in an arms-length transaction provided that at the time of any such sale no Event of Default exists and the following conditions are complied with:

            (i)  Lender consents in writing to the
            release of the mortgage encumbering the Lease Collateral and releases the assignment of said mortgage from Landlord to Lender;

            (ii)  the Leased Premises shall have been
            assessed separately from the Additional Property for real estate tax purposes; and

            (iii) the net proceeds (gross sales prices less normal and customary closing costs) shall be paid to and held by Landlord or Landlord's designee (which may be in the form of a certificate of deposit) as part of the Lease
            Collateral.

            38.  Miscellaneous.

            (a) The paragraph headings in this Lease are used only for convenience in finding the subject matters and are not part of this Lease or to be used in determining the intent of the parties or otherwise interpreting this Lease.

            (b) As used in this Lease, the singular shall include the plural and any gender shall include all genders as the context requires and the following words and phrases shall have the following meanings: (i) "including" shall mean "including without limitation"; (ii) "provisions" shall mean "provisions, terms, agreements, covenants and/or conditions";
            (iii) "lien" shall mean "lien, charge, encumbrance, title retention agreement, pledge, security interest, mortgage and/or deed of trust"; (iv) "obligation" shall mean "obligation, duty, agreement, liability, covenant and/or condition"; (v) "any of the
            Leased Premises" shall mean "the Leased Premises or any part thereof or interest therein"; (vi) "any of the Land" shall mean
            "the Land or any part thereof or interest therein"; (vii) "any of the Improvements" shall mean "the Improvements or any part thereof or interest therein"; (viii) "any of the Equipment" shall mean "the Equipment or any part thereof or interest therein"; and
            (ix) "any of the Adjoining Property" shall mean "the
            Adjoining
            Property or any part thereof or interest therein".

            (c)  Any act which Landlord is permitted to
            perform under this Lease may be performed at any time and from time to time by Landlord or any person or entity designated by
            Landlord. Each appointment of Landlord as attorney-in-fact for
            Tenant hereunder is irrevocable and coupled with an interest.
            Except as otherwise specifically provided herein, Landlord shall have the right, at its sole option, to withhold or delay its consent whenever such consent is required under this Lease for any reason or no reason. Time is of the essence with respect to the performance by Tenant of its obligations under this Lease.

            (d) Landlord shall in no event be construed for any purpose to be a partner, joint venturer or associate of Tenant or of any subtenant, operator, concessionaire or licensee of Tenant with respect to any of the Leased Premises or otherwise in the conduct of their respective businesses.

            (e) This Lease and any documents which may be executed by Tenant on or about the effective date hereof at Landlord's request constitute the entire agreement between the parties and supersede all prior understandings and agreements, whether written or oral, between the parties hereto relating to the Leased Premises and the transactions provided for herein.
            Landlord and Tenant are business entities having substantial experience with the subject matter of this Lease and have each fully participated in the negotiation and drafting of this Lease.
            Accordingly, this Lease shall be construed without regard to the rule that ambiguities in a document are to be construed against the drafter.

            (f)  This Lease may be modified, amended,
            discharged or waived only by an agreement in writing signed by the party against whom enforcement of any such modification, amendment, discharge or waiver is sought.

            (g) The covenants of this Lease shall run with the land and bind Landlord and Tenant, and their respective successors and assigns and all present and subsequent encumbrances and subtenants of any of the Leased Premises, and shall inure to the benefit of Landlord and Tenant, and their respective successors and assigns. If there is more than one
            Tenant, the obligations of each shall be joint and several.

            (h)  If any one or more of the provisions
            contained in this Lease shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Lease, but this Lease shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

            (i) This Lease shall be governed by and construed and enforced in accordance with the Laws of the State.

            IN WITNESS WHEREOF, Landlord and Tenant have caused this Lease to be duly executed under seal as of the day and year first above written.

            LANDLORD:

            URSA (VT) QRS 12-30, INC.



            _______________________  By:
            Witness
            Title: Second Vice President



            TENANT:

            THE VERMONT TEDDY BEAR CO., INC.


            By:
            _______________________
            Witness   Title:  Senior Vice President and
              Chief Financial Officer



            STATE OF VERMONT
            CHITTENDEN COUNTY, SS.

            At Burlington in said County and State this ___ day of July, 1997, personally appeared Anne R. Coolidge, the Second Vice President and duly authorized agent of URSA (VT) QRS 12-30, INC., and she acknowledged the foregoing instrument, to be her free act and deed and the free act and deed of URSA (VT) 12-30, INC.


            Before me:____________________
            Notary Public


            STATE OF VERMONT
            CHITTENDEN COUNTY, SS.

            At Burlington in said County and State this ___ day of July, 1997, personally appeared Elizabeth B. Robert, the Senior Vice
            President, Chief Financial Officer and duly authorized agent of

            THE VERMONT TEDDY BEAR CO., INC., and she acknowledged the foregoing instrument, to be her free act and deed and the free act and deed of THE VERMONT TEDDY BEAR CO., INC.


            Before me:____________________
            Notary Public





            PREMISES




            ADDITIONAL PROPERTY




            MACHINERY AND EQUIPMENT


            All fixtures, machinery, apparatus, equipment, fittings and appliances of every kind and nature whatsoever now or hereafter affixed or attached to or installed in any of the Leased Premises
            (except as hereafter provided), including all electrical, anti-pollution, heating, lighting (including hanging fluorescent lighting), incinerating, power, air cooling, air conditioning, humidification, sprinkling, plumbing, lifting, cleaning, fire prevention, fire extinguishing and ventilating systems, devices and machinery and all engines, pipes, pumps, tanks (including exchange tanks and fuel storage tanks), motors, conduits, ducts, steam circulation coils, blowers, steam lines, compressors, oil burners, boilers, doors, windows, loading platforms, lavatory facilities, stairwells, fencing (including cyclone fencing), passenger and freight elevators, overhead cranes and garage units, together with all additions thereto, substitutions therefor and replacements thereof required or permitted by this
            Lease, but excluding all personal property and all trade fixtures, machinery, office, manufacturing and warehouse equipment which are not necessary to the operation, as buildings, of the buildings which constitute part of the Leased Premises.




            PERMITTED ENCUMBRANCES










            BASIC RENT PAYMENTS

            1. Basic Rent. Subject to the adjustments provided for in Paragraphs 2, 3 and 4 below, Basic Rent payable in respect of the Term shall be $652,400 per annum, payable monthly in advance on each Basic Rent Payment Date, in equal installments of
            $54,366.67 each.

            2. CPI Adjustments to Basic Rent. The Basic Rent shall be subject to adjustment, in the manner hereinafter set forth, for increases in the index known as United States Department of Labor, Bureau of Labor Statistics, Consumer Price
            Index, All Urban Consumers, United States City Average, All Items, (1982-84=100) ("CPI") or the successor index that most closely approximates the CPI. If the CPI shall be discontinued with no successor or comparable successor index, Landlord and
            Tenant shall attempt to agree upon a substitute index or formula, but if they are unable to so agree, then the matter shall be determined by arbitration in accordance with the rules of the
            American Arbitration Association then prevailing in New York City. Any decision or award resulting from such arbitration shall be final and binding upon Landlord and Tenant and judgment thereon may be entered in any court of competent jurisdiction.

            In no event will the Basic Rent as adjusted by the CPI adjustment be less than the Basic Rent in effect for the three (3) year period immediately preceding such adjustment.

            3. Effective Dates of CPI Adjustments. Basic Rent shall not be adjusted to reflect changes in the CPI until the third (3rd) anniversary of the Basic Rent Payment Date on which the first full monthly installment of Basic Rent shall be due and payable (the "First Full Basic Rent Payment Date"). As of the third (3rd) anniversary of the First Full Basic Rent Payment Date and thereafter on the sixth (6th), ninth (9th), twelfth
            (12th),
            fifteenth (15th) and eighteenth (18th) and, if the initial Term is extended, on the twenty-first (21st), twenty-fourth
            (24th),
            twenty-seventh (27th), thirtieth (30th) and thirty-third
            (33rd)
            anniversaries of the First Full Basic Rent Payment Date,
            Basic
            Rent shall be adjusted to reflect increases in the CPI during the most recent three (3) year period immediately preceding each of the foregoing dates (each such date being hereinafter referred to as a "Basic Rent Adjustment Date").

            4.   Method of Adjustment for CPI Adjustment.

            (a)  As of each Basic Rent Adjustment Date, the
            Basic Rent in effect immediately prior to such date shall be multiplied by the Aggregate CPI Increase (as hereinafter defined) and the product of such multiplication shall be added to the Basic Rent in effect immediately prior to such Basic Rent Adjustment Date.

            "Aggregate CPI Increase" shall mean the sum of the compounded increases (but not decreases) in the Relevant CPI (as hereinafter defined) for each of the three (3) 12-month periods ending on the first, second and third anniversaries (each such anniversary being a "Calculation Date") of the first full Basic
            Rent Payment Date (in the case of the First Basic Rent

            Adjustment
            Date) or the preceding Basic Rent Adjustment Date (in the case of each subsequent Basic Rent Adjustment Date) over the Relevant CPI for the previous 12-month period (each an "Annual Increase") plus one (1); provided, that if the Annual Increase for any 12-month period is greater than four percent (4)%, then the Annual Increase for such 12-month period shall be deemed to be four percent (4%). The Relevant CPI for the 12-month period ending on any Calculation Date shall be equal to the average CPI for the three (3) calendar months published on or before the forty-fifth day preceding such Calculation Date (the "Prior Months"), and the
            Relevant CPI for each of the preceding 12-month periods shall be equal to the average CPI for the three (3) months of such 12-month period which correspond to the Prior Months.

            By way of example and not of limitation, if,
            immediately prior to the Basic Rent Adjustment Date
            occurring on
            the ninth (9th) anniversary of the First Full Basic Rent
            Payment
            Date, Basic Rent is $100 and the increases in the Relevant
            CPI
            for the three (3) preceding years are 2%, 0% and 12%, respectively, the Aggregate CPI Increase will be as follows:
            (1.02 x 1.0 x 1.04) = 1.0608 - 1 = 0.608, then, .0608 x $100
            -
            $6.08; thence $100 + $6.08 = $106.08, which is the new Basic
            Rent.  Said another way, .0608 + 1 = 1.0608; then, $100 x
            1.0608
            = $106.08, which is the new Basic Rent.

            (b) Notice of the new annual Basic Rent shall be delivered to Tenant on or before the tenth (10th) day preceding each Basic Rent Adjustment Date.

            COVENANTS

            1. Negative Covenants. Tenant shall not and shall not permit any Subsidiary to do any of the following without the prior written consent of Landlord and the Lender:
            (a) Merge or consolidate with or acquire any Person, entity, revise the status of ownership (as shareholder partner or otherwise) in Tenant, or change the name of Tenant, except that Tenant shall have the right to consolidate with or merge into another Person, if, immediately following such merger or consolidation the surviving corporation shall have a publicly traded unsecured debt rating of Baa2 or better from Moody's Investors Services, Inc. or a rating of BBB or better from Standard & Poor's Corporation, and in the event all of such rating agencies cease to furnish such ratings, then a comparable rating by any rating agency reasonably acceptable to Landlord and Lender.
            (b)  Except as specifically provided in Paragraph
            37 of this Lease with respect to the Additional Property sell, lease, assign, transfer or otherwise dispose of any of its assets other than (1) obsolete or worn out property not used or useful in its business, whether now or hereafter acquired, and (2) assets disposed of or leased in the ordinary and normal course of business operations as presently conducted and for full and adequate consideration.
            (c) Directly or indirectly make any loans or advances other than travel advances, to any employees, officers or directors or relatives of such persons, except for advances on salaries already earned and normal and customary advances against sales commissions.
            (d) Replace or remove Patrick Burns from the position of President of Tenant, or materially alter his duties as President and chief executive officer of Tenant.
            (e)  Enter into any purchase, sale, lease or
            exchange of property or the exchange of any service with any affiliated organization except in the ordinary course of business and for full and adequate consideration.
            (f) Create, incur or suffer any lien, security interest or other encumbrance in the Lease Collateral, other than (i) those granted pursuant to the Lease Collateral Documents, (ii) purchase money security interests in equipment not exceeding $500,000 in the aggregate at any time and (iii) those granted to Green Mountain Capital which secure a loan in the amount of $500,000.
            (g) Make Capital Expenditures in any fiscal year of Tenant in excess of the Capital Expenditure Limitation.

            (h)  Redeem, purchase or otherwise acquire,
            directly or indirectly, any of its stock;
            (i) Directly or indirectly to, become or be a guarantor or surety of, or otherwise incur any Contingent Obligation or become or be responsible in any manner (whether by agreement to purchase any obligations, stock, assets, goods or services, or to supply or advance any funds, assets, goods or services, or otherwise) with respect to, any undertaking of any other Person;
            (j) Directly or indirectly incur, create, assure or permit to exist any Indebtedness except for Indebtedness in existence on the date hereof and Indebtedness described in subclause (ii) of clause (f) above; or
            (k)  Change its fiscal year.
            2.   Financial Covenants.  Tenant shall not

            (a) Permit its Consolidated Current Ratio to be less than 1.25 to 1 at any time.
            (b)  Permit the Debt Service Coverage Ratio of
            Tenant and its consolidated Subsidiaries to be less than
            1.25 to 1 as of the end of each fiscal year.
            (c) Permit the Indebtedness of Tenant and its consolidated Subsidiaries to Consolidated Tangible Net Worth Ratio to be more than 1.25 to 1 at any time.
            3. Definitions. For the purpose of this Exhibit "E" the following terms shall have the following meanings:
            "Capital Expenditures" of any Person shall mean, for any period, all expenditures (whether paid in cash or received as liability during such period) of such Person during such period which would be classified as Capital Expenditures in accordance with GAAP (including without limitation, expenditures for maintenance and repairs which are capitalized and leases to the extent an asset is recorded in connection therewith in accordance with GAAP). "Capital Expenditures Limitation" shall mean (a)
            If Tenant realizes a net profit after tax for any fiscal year of at least $50,000, then the limit on Capital Expenditures during that fiscal year shall be calculated as follows (all terms used in this definition shall be ascribed the meanings provided by GAAP and used in a GAAP Uniform Cash Flow analysis):
            Net Sales less Cost of Goods Sold less Cash Operating Expenses (defined as: selling, general and administrative expenses + changes in prepaid expenses, changes in accrued expenses) plus Miscellaneous Cash
            Income less Income Taxes

            Paid plus changes in receivables + changes in payables
            + changes in inventory plus Changes in Short Term Debt less Debt Service Coverage (defined as: 1.20 times (interest expense + current maturities of Long Term
            Debt + lease payments)) plus changes in Long Term Debt plus Changes in Equity (defined as: common stock + preferred stock + additional paid in capital); or
            (b) if Tenant does not realize a net profit after tax of $50,000 or more during any fiscal year, then the limit on aggregate Capital Expenditures during that year shall be $200,000.
            "Closing Date" shall mean July ____, 1997.

            "Consolidated Current Assets" at any time shall mean the "current assets" of the Tenant and its consolidated Subsidiaries determined on a consolidated basis in accordance with GAAP.

            "Consolidated Current Liabilities" at any time shall mean the "current liabilities" of the Tenant and its consolidated Subsidiaries determined on a consolidated basis in accordance with GAAP.

            "Consolidated Current Ratio" shall mean at any time the ratio of the Consolidated Current Assets at such time to the Consolidated Current Liabilities at such time.

            "Consolidated Interest Expenses" for any period shall mean the total interest expense of the Tenant and its Consolidated Subsidiaries for such period determined on a consolidated basis in accordance with GAAP.

            "Consolidated Tangible Net Worth" at any time shall mean the total amount of stockholder' equity of the Tenant and its consolidated Subsidiaries at such time determined on a consolidated basis in accordance with GAAP, except that there shall be deducted therefrom the book value of all intangible assets and deferred charges and prepaid expenses of the Tenant and its consolidated Subsidiaries at such time determined on a consolidated basis in accordance with GAAP.

            "Contingent Obligation" as to any Person shall mean the undrawn face amount of any letters of credit issued for the account of such Person and shall also mean any obligation of such Person guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends, letters of credit or other obligations ("primary obligations") of any other Person other than a Subsidiary (the "primary obligor") in any manner, whether directly or indirectly including, without limitation, any obligation of such Person, whether or not contingent, (a) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (b) to advance or supply funds (i) for the purchase or payment of any such primary obligation or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the financial condition or solvency of the primary obligor, (c) to purchase property, securities or services primarily for the purpose of assuring the obligee under any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (d) otherwise to assure or hold harmless the obligee under such primary obligation against loss in respect thereof; provided, however, that the term Contingent Obligation shall not include (x) endorsements of instruments for deposit or collection in the ordinary course of business or (y) usual and customary representations and warranties contained in loan and other financing agreements. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation or, where such Contingent Obligation is specifically limited to a portion of any such primary obligation, that portion to which it is limited.

            "Debt Service Coverage Ratio" shall mean at any time the ratio of the sum of net income after taxes plus depreciation plus Consolidated Interest Expenses plus rent payments to the sum of payments on Indebtedness plus rent payments.

            "GAAP" shall mean generally accepted
            accounting principles as in effect from time to time in the United States of America, applied on a consistent basis.

            "Indebtedness" of any Person shall mean, as of any date, all obligations which would in accordance with GAAP be classified as debt, and shall include (a) all obligations of such Person for borrowed money, (b) all obligations of such person in respect of letters of credit, surety bonds or similar obligations issued for the account of such Person, (c) all obligations of such Person as lessee, user of obligor under any lease of real or personal property whether or not in accordance with GAAP, are or should be capitalized on the books of the lessee, user or obligor (including any lease classified in accordance with GAAP as an operating lease and any so called "synthetic lease"), (d) all obligations of such Person in respect of the deferred purchase price for goods, property or services acquired by such Person, (e) all obligations of such Person to purchase goods, property or services where payment therefor is required regardless of whether delivery of such goods or property or the performance of such services is ever made or tendered, (f) all obligations of such Person in respect of any interest rate or currency swap, rate cap or other similar transaction (valued in any amount equal to the highest termination payment, if any, that would be payable by such Person upon termination for any reason on the date of determination), and (g) all obligations of others similar in character to those described in clauses (a) through (f) of this definition to the extent such person is liable, contingently or otherwise, as obligor, guarantor or in any other capacity, or in respect of which obligations such Person assures a creditor against loss or agrees to take any action to prevent any such loss (other than endorsements of negotiable instruments for collection in the ordinary course of business), including, without limitation, all obligations of such Person to advance funds to, or to purchase property or services from, any other Person in order to maintain the financial condition of such other Person and, in the case of Tenant, all Indebtedness which is non-recourse to the credit of Tenant but which is secured by the assets or property of Tenant (but excluding any such non-recourse Indebtedness of Subsidiaries of Tenant in which Tenant has no liability). Indebtedness shall not include trade payables incurred in the ordinary course of business. Any Indebtedness which is extended or renewed (other than by an option created with the original creation of such Indebtedness) will be deemed to have been created when extended or renewed.

            "Person" shall mean an individual,
            partnership, association, corporation or other entity.

            "Subsidiary" of any Person means a
            corporation a majority of the Voting Stock of which is at the time owned, or the management of which is otherwise controlled, directly or indirectly, through one or intermediaries, or both, by such Person.

            "Voting Stock" means shares of stock of a corporation having ordinary voting power to elect the board of directors or other managers of such corporation.

            EXHIBIT 10.38









            Green Mountain Capital, L.P.
            RD 1, Box 1503
            Waterbury, Vermont 05676





            October 10, 1997

            Elizabeth B. Robert
            The Vermont Teddy Bear Co. Inc.
            P.O. Box 965
            2236 Shelburne Road
            Shelburne, Vermont 05482

            Re:  $200,000 Term Loan

            Dear Liz:

            We are pleased to advise you that Green Mountain
            Capital, L.P., (the "Lender") hereby agrees to make to The Vermont Teddy Bear Co., Inc., a New York corporation with its principal place of business in Shelburne, Vermont (the "Borrower"), a term loan (the "Loan") on the terms and conditions of this commitment letter to provide working capital. This commitment shall be subject to definitive documentation in form and substance satisfactory to the Lender.

            1.   Description of The Loan.

            a.   Amount.  $200,000.00 to be evidenced by a note.

            b.   Interest Rate.  12% per annum fixed.

            c.   Term.  60 months.

            d. Repayment. Interest payable monthly in arrears. Principal payable in equal consecutive monthly installments in such amount as will amortize the Loan over the five year term. The Loan shall be subject to the same terms and conditions in the Loan Agreement, Stock Purchase Warrant Agreement and Security Agreement, dated December 26, 1995, which will be amended to reflect this transaction and the conditions contained herein.

            e.   Points. 1 R to be paid at Closing.

            2. Security. The Loan, together with existing indebtedness of the Borrower to the Lender, which indebtedness is evidenced by a certain Convertible Note, dated December 26, 1995 and November 19, 1996, in the original principal amount of $500,000, shall be secured by the following Collateral:

            a. a second mortgage from URSA QRS 12-30, INC., on Lot 9 at the Shelburne South Commercial Park, together with the building and other improvements located thereon, subject and subordinate to an existing mortgage held by URSA and agreed to by Vermont National Bank.

            b. the Lender's existing security interest in all personal property of the Borrower, which is also subordinate to a security interest of URSA assigned to Vermont National Bank.

            c. a second mortgage from the Borrower on the land it owns at Shelburne South Commercial Park subject to URSA mortgage deed.

            3. Warrants. As additional consideration for the Loan, the Borrower shall issue to the Lender at closing a warrant entitling the Lender to purchase up to 100,000 shares of the common stock of the Borrower. The exercise price of the warrant shall be One Dollar ($1.00) per share. The warrant shall expire at the expiration of seven (7) years from the date of the Loan.

            4. Release. As a condition to the Closing, the Borrower shall have provided the Lender with a release whereby the Borrower releases the Lender from any liability to the

            Borrower arising out of any conflict of interest that may have been created by the fact that partners of the Lender are also shareholders of the Borrower.

            5. Borrower's Responsibility for Fees. The Borrower shall pay all fees, expenses, and other charges with respect to the Loan, including recording and filing fees and expenses of the Lender's counsel.


            6. Acceptance of Commitment. The Borrower shall accept this commitment letter by signing and returning the enclosed copy of this letter to the Lender within two (2) days from the date hereof; otherwise, this commitment letter shall be null and void.

            Sincerely,

            GREEN MOUNTAIN CAPITAL,
            L.P.
            By Catamount Capital,
            Inc., General Partner


            By:
                 _____________________________
            Its Duly Authorized Agent


            EXAMINED, APPROVED AND ACCEPTED

            The Vermont Teddy Bear Co., Inc.


            By:  _____________________________
            Its Duly Authorized Agent
            Dated:    _________________________

            EXHIBIT 23.1


            [Arthur Andersen LLP letterhead]


            Consent of Independent Public Accountants



            As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated September 10, 1997 (except with respect to the matter discussed in Note 11, as to which the date is October 10, 1997) and August 30, 1996, included in The Vermont Teddy Bear Co., Inc.'s Annual Report on Form 10-KSB for the years ended

            June 30, 1997 and 1996 into the Company's previously files Registration Statement on Form S-8 No. 33-84586 (filed on September 26, 1995).



                 Arthur Andersen LLP



            Boston, Massachusetts
            October 14, 1997