Form 10QSB
period 1997-09-30
VERMONT TEDDY BEAR CO INC
filed 1997-11-14
CIK 912960

U.S. Securities and Exchange Commission
            Washington, D.C. 20549
            Form 10-QSB



            (Mark One)

            [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended     September 30, 1997   .

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

            APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,173,018 shares of Common Stock, $.05 par value per share, as of October 10, 1997.

            Transitional Small Business Disclosure Format (check one):
            Yes     ; No  X .
            The Vermont Teddy Bear Co., Inc.

            Index to Form 10-QSB
            September 30, 1997


                                                                  Page
            No.

            Part I - Financial Information

            Financial Statements

                   Balance Sheet as of September 30, 1997
            3

                   Statements of Operations for the Three
              Months ended September 30, 1997 and 1996
            4

                   Statements of Cash Flows for the Three
              Months ended September 30, 1997 and 1996
            5

                   Notes to Financial Statements
            6

            Management's Discussion and Analysis
            9

            Part II - Other Information

                 Item 5.   Other Information
            12

                 Item 6.   Exhibits and Reports on Form 8-K

            Signatures

            The Vermont Teddy Bear Co., Inc.
            Balance Sheets
            September 30, 1997


                           ASSETS
            Current Assets:
            Cash and cash equivalents
              (includes restricted cash of $359,000)                $
            778,666
            Accounts receivable, trade
            73,958
            Inventories
            3,440,529
            Prepaid expenses and other current
            543,276
            Deferred income
            259,016
                                                                    ----
            --------
                 Total Current Assets
            5,095,445

            Property and equipment, net
            9,649,616
            Deposits and other assets
            875,097
            Note receivable
            95,000
                                                                    ----
            --------
                 Total Assets                                       $
            15,715,158

            ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

            Current Liabilities:
            Notes payable                                           $
            241,405
            Current portion of:
              Long-term debt
            148,482
              Capital lease obligations
            209,923
            Accounts payable
            1,813,284
            Accrued expenses

            686,262
                                                                    ----
            --------
                 Total Current Liabilities
            3,099,356

            Long-term debt, net of current portion
            335,853
            Capital lease obligations, net of current portion
            5,919,176
            Deferred income taxes
            259,016
                                                                    ----
            --------
                 Total Liabilities                                  $
            9,613,401

            Stockholders' Equity:
            Preferred stock, $.05 par value:

              Authorized 1,000,000 Series A;
              issued and outstanding, 90 shares.                    $
            900,000
              Authorized 375,000 Series B;

              issued and outstanding, 204,912 shares.
            10,245
            Common stock, $.05 par value:

              Authorized 20,000,000 shares;

              issued 5,182,088 shares,
              outstanding 5,170,088 shares
            259,105
            Additional paid-in capital
            10,574,353
            Treasury stock, at cost, 12,000 shares
            (106,824)
            Accumulated deficit
            (5,535,122)
                                                                    ----
            --------
                 Total Stockholders' Equity                         $
            6,101,757

                 Total Liabilities and Stockholders' Equity           $
            15,715,158

            ============


            The accompanying notes are an integral part of these financial statements.

            The Vermont Teddy Bear Co., Inc.
            Statements of Operations
            For the Three Months Ended September 30, 1997 and 1996


                                                             1997
            1996

            Net Revenues                                 $ 2,941,704  $
            2,924,256
            Cost of Goods Sold                             1,214,041
            1,175,283
                                                         -----------  --
            ---------
                 Gross Profit                              1,727,663
            1,748,973

            Selling, General and Administrative Expenses:

                 Selling Expenses                          1,357,272
            1,207,084
                 General and Administrative Expenses         601,363
            648,303
                                                         -----------  --
            ---------
                                                           1,958,635
            1,855,387
                                                         -----------  --
            ---------
                 Operating Loss                             (230,972)
            (106,414)
            Interest Income                                    7,325
            15,512
            Interest Expense                                (159,805)
            (109,906)
            Other Income (Expense)                             2,242
            (14,622)
                                                         -----------  --
            ---------
                 Loss Before Income Taxes                   (381,210)
            (215,430)
            Income Tax Provision                                   -
            86,172
                                                         -----------  --
            ---------
                 Net Loss                                   (381,210)
            (129,258)
            Preferred Stock Dividends                        (18,000)
            (18,000)
                                                         -----------  --
            ---------
                 Net Loss -- Common Stockholders         $  (399,210) $
            (147,258)
                                                         ===========

            ===========
                 Net Loss Per Common Share              $     (0.08) $
            (0.03)
                                                         ===========
            ===========
            Weighted Average Number of
              Common Shares Outstanding                    5,163,133
            5,160,750
                                                         ===========
            ===========

            The accompanying notes are an integral part of these financial statements.

            The Vermont Teddy Bear Co., Inc.
            Statements of Cash Flows
            For the Three Months Ended September 30, 1997 and 1996

                                                                1997
            1996
            Cash Flows From Operating Activities:

                 Net Loss                                   $ (381,210)
            $ (129,258)
            Adjustments to reconcile net income (loss) to net cash used for operating activities

                 Depreciation and amortization                 234,304
            227,562

                 Loss on sale/disposal of fixed assets            (179)
            18,191
                 Changes in assets and liabilities:

                   Accounts receivable, trade                  (27,654)
            34,380
                   Inventories                                (138,216)
            (459,823)
                   Prepaid and other current assets           (156,329)
            (226,815)
                   Deposits and other assets                  (602,749)
            (74,765)
                   Accounts payable                           (749,252)
            (39,164)
                   Accrued expenses and other liabilities       10,915
            81,813
                   Income taxes payable                              -
            (86,172)
                                                            ----------
            ----------
            Net cash used for operating activities          (1,810,370)
            (654,051)

            Cash Flows From Investing Activities:

              Acquisition of property and equipment            (43,844)
            (160,671)
              Proceeds from sale of fixed assets                 6,038
            -
                                                            ----------
            ----------
            Net cash used for investing activities             (37,806)
            (160,671)

            Cash Flows From Financing Activities:

              Borrowings of short-term debt                    313,136
            40,617
              Borrowings of long-term debt                           -
            57,104
              Payments of short-term debt                     (621,731)
            (10,585)
              Payments of long-term debt                    (3,331,760)
            (47,929)
              Proceeds from sale-leaseback of
                building and property                        5,863,874
            -
              Principal payments on capital
                lease obligations                              (47,588)
            (25,068)
              Issuance of common stock, exercise of
                stock option                                     9,338
            -
              Issuance of preferred stock                            -

            501,132
                                                            ----------
            ----------
            Net cash provided by financing activities        2,185,269
            515,271

            Net Increase (Decrease) in Cash and
              Cash Equivalents                                 337,093
            (299,451)

            Cash and Cash Equivalents, Beginning of Period     441,573
            1,121,500
                                                            ----------
            ----------
            Cash and Cash Equivalents, End of Period        $  778,666
            $  822,049

            Supplemental Disclosures of Cash Flow Information:

            Cash paid for interest                          $  163,870
            $  109,564
            Cash paid for taxes                             $        -
            $        -

            Supplemental Disclosures of Non-Cash Investing and Financing
            Activities:
            Capital lease from sale-leaseback of
              building and property                         $5,863,874
                 $       -


            The accompanying notes are an integral part of these financial statements.

            Notes to Financial Statements

            Basis of Presentation

            The interim financial statements of The Vermont Teddy
            Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1997, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.


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


            Net Earnings Per Share

            Net earnings per common share is determined by dividing the net earnings available to common stockholders by the weighted number of shares of Common Stock and Common Stock equivalents, where dilutive, outstanding during the period. In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure Information about Capital Structure" effective for interim periods and fiscal years ending after December 15, 1997. Earlier adoption is not permitted. SFAS No. 128 modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of an entity, similar to fully diluted earnings per share. Earnings per share in these financial statements would not be affected under the new pronouncement. The adoption of SFAS No. 129 will have no impact on the Company's current disclosures.


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


            Inventories

            Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at September 30, 1997:

            Raw materials    $   574,418
            Work in process      122,477
            Finished goods     2,743,634
                             -----------
                             $ 3,440,529


            Debt and Borrowings

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

                 On October 10, 1997, the Company received a binding
            commitment letter from Green Mountain Capital L.P., whereby it agreed to lend the Company up to $200,000 in the form of a five-year term loan. The loan would bear interest at 12 percent per annum, would be repayable in monthly installments over the five-year term, and would be secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital will receive warrants to purchase 100,000 shares of Common Stock, at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (The prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 will be canceled upon the issuance of this new warrant.) The right to exercise these warrants begins two years from the date of the loan, and expires the earlier of five years after the full repayment of the loan and existing notes or seven years from the date of the loan.
            On July 18, 1997, the Company completed a sale-leaseback transaction, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont

            National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs of $591,000 associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017. The transaction was accounted for under the financing method in accordance with Statement of Financial Accounting Standard No. 98, "Accounting for Leases."

            As of June 30, 1997, the Company had a $1,000,000 revolving line of credit from a bank, which was terminated on July 18, 1997, pursuant to the Company's sale-leaseback transaction.

                 On December 26, 1995, Green Mountain Capital L.P.
            entered into an agreement with the Company to lend up to $500,000 in the form of five-year term notes. As of June 30, 1997, the entire $500,000 had been borrowed. The notes bear interest at 12% per annum and are repayable in monthly installments through December 2000. The notes are secured by a subordinated security interest in the Company's
            personal property.   A commitment fee on any undrawn portion
            of the facility of 2% per annum is due monthly. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997 and expires the earlier of December 26, 2002 or five years after full repayment of the loan. As of September 30, 1997, the entire $500,000 had been borrowed, and $368,776 was outstanding as of that date. As of September 30, 1996, $200,000 had been borrowed, and $170,000 was outstanding as of that date. In the event that the Company borrows additional funds from Green Mountain Capital under the October 10, 1997 binding commitment letter discussed above, the aforementioned warrants to purchase 20,000 shares of Common stock will be canceled.


            Related Party Transaction

            On October 10, 1997, subsequent to his resignation as President of the Company, the Company entered into a consulting agreement with R. Patrick Burns, which began on November 1, 1997 and will continue through October 31, 1999. In consideration of the consulting services to be provided, the Company will pay fees of $75,000 per year, payable monthly, as well as the forgiveness of amounts due the

            Company totaling $116,818. Additionally, stock options granted to Mr. Burns which would have vested as of August 1, 1998, had Mr. Burns remained continuously employed by the Company, vested as of November 1, 1997.
            Management's Discussion and Analysis

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


            Results of Operations

            Comparison of the three-month periods ended September 30, 1997 and 1996.

            Net revenues for the Company for the three-month period ended September 30, 1997 totaled $2,942,000, a 0.6 percent increase from net revenues of $2,924,000 for the three-month period ended September 30, 1996. By business segment, retail store revenues increased $325,000 , with new locations in New York, New York and Freeport, Maine providing additional sources of revenue. Wholesale revenues rose $29,000, and licensing revenues rose $8,000. Direct mail revenues decreased $65,000, due to smaller residuals from a Mother's Day catalog with fewer circulated pages, as compared to the prior year. Bear-Gram revenues declined by $279,000.

            Gross margin decreased to $1,728,000 for the quarter ended September 30, 1997, from $1,749,000 for the quarter ended September 30, 1996. As a percentage of net revenues, gross margin decreased to 58.7 percent from 59.8 percent, for the three months ended September 30, 1997, and 1996, respectively.

            Selling expenses increased to $1,357,000 for the three-month period September 30, 1997, from $1,207,000 for the three-month period ended September 30, 1996. This $150,000 increase was attributable primarily to operating costs related to the Company's stores in New York, New York and Freeport, Maine, which were not in operation during the prior fiscal year, as well as an increase in advertising related to the Company's officially-licensed National Football Leaguer teddy bears. Direct mail and promotional advertising costs decreased in the quarter. As a percentage of net revenues, selling expenses were 46.1 percent and 41.3 percent for the three months ended September 30, 1997, and 1996, respectively.

            General and administrative expenses were $601,000 for the quarter ended September 30, 1997, compared to $648,000 for the quarter ended September 30, 1996. Increased legal fees were offset by reduced wages and a reduction in the Company's sales tax accrual. As a percentage of net revenues, general and administrative expenses were 20.4 percent and 22.2 percent for the three months ended September 30, 1997, and 1996, respectively.

            Interest expense increased to $160,000 for the quarter ended September 30, 1997, from $110,000 for the quarter ended September 30, 1996. Quarterly interest expenses are anticipated to be higher in fiscal 1998 than in fiscal 1997, due to the effects of the sale-leaseback of the Company's headquarters in Shelburne, Vermont, which was effected on July 18, 1997.

            Due to its continuing loss position, the Company recorded no tax benefit for its operating loss for the quarter ended September 30, 1997, compared to a tax benefit of $86,000 for the quarter ended September 30, 1996.

            As a result of the foregoing factors, the net loss to common stockholders totaled $399,000, or eight cents per common share, for the quarter ended September 30, 1997, compared to a net loss to common stockholders of $147,000, or three cents per common share, for the quarter ended September 30, 1996.


            Liquidity and Capital Resources

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

            As of September 30, 1997, the Company's cash position increased to $779,000, from $442,000 at June 30, 1997.
            Restricted cash balances at these dates were $359,000 and $365,000, respectively. The largest component of restricted cash at September 30, 1997 was a $300,000 certificate of deposit pledged to URSA (VT) QRS-30, Inc. in connection with the sale-leaseback transaction. The largest component of restricted cash at June 30, 1997 was a $300,000 certificate of deposit with the Vermont National Bank. Proceeds from the sale-leaseback transaction more than offset the repayment of the Company's mortgage loan with the Vermont National Bank and a decrease in accounts payable.

            Inventories increased to $3,441,000 at September 30,
            1997, from $3,302,000 at June 30, 1997. The increase is primarily the result of preparations for the upcoming Fall/Holiday selling season. Accounts payable totaled $1,813,000 at September 30, 1997, compared to $2,563,000 at
            June 30, 1997. The decrease in accounts payable reflects the payment of Mother's Day related advertising and production-related invoices.

                 On October 10, 1997, the Company received a binding
            commitment letter from Green Mountain Capital L.P., whereby it agreed to lend the Company up to $200,000 in the form of a five-year term loan. The loan would bear interest at 12 percent per annum, would be repayable in monthly installments over the five-year term, and would be secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital will receive warrants to purchase 100,000 shares of Common Stock, at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (The prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 will be canceled upon the issuance of this new warrant.) The right to exercise these warrants begins two years from the date of the loan, and expires the earlier of five years after the full repayment of the loan and existing notes or seven years from the date of the loan.

            On July 18, 1997, the Company completed a sale-leaseback transaction, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs of $591,000 associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017. The transaction was accounted for under the financing method in accordance with Statement of Financial Accounting Standard No. 98, "Accounting for Leases."

                 On July 12, 1996, the Company privately placed $550,000
            of Series B convertible Preferred Stock. The 204,912 Series B preferred shares, held of record by twelve shareholders, are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 12, 1997. Accompanying the issuance of the Preferred Stock were warrants to purchase 204,912 shares of the Company's Common at a price of $2.434 per share, exercisable between July 12, 1997 and July 12, 1999, subject to certain anti-dilution provisions. In addition, finder's warrants for 10,245 common shares were issued with the same terms and conditions. On July 18, 1997, as the result of a warrant granted in conjunction with the sale-leaseback transaction, the anti-dilution provisions of the Series B Preferred Stock agreement were activated. Each share of Series B Preferred Stock is now convertible into 1.85 shares of Common Stock. Common shares issued as the result of the conversion of the Series B Preferred Stock and/or the exercise of the warrant shall be considered "restricted securities" and shall be subject to certain registration rights. On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

                 On December 26, 1995, Green Mountain Capital L.P.
            agreed to lend the company up to $500,000 in the form of five-year term notes. As of June 30, 1997, the entire $500,000 had been borrowed. The notes bear interest at 12 percent per annum, are repaid in monthly installments through December 26, 2000, and are secured by a subordinated security interest in the Company's personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 20,000 shares of Common Stock, at an exercise price of $3.375 per share. The right to exercise these warrants begins December 26, 1997, and expires the earlier of December 26, 2002 or five years after full repayment of the loan. In the event that the Company borrows additional funds from Green Mountain Capital under the October 10, 1997 binding commitment letter discussed above, the aforementioned warrants to purchase 20,000 shares of Common stock will be canceled.

            Item 5. Other Information

            On October 10, 1997 the Board of Directors of the
            Company appointed Elisabeth B. Robert to the position of President. Ms. Robert has previously served as the Company's Chief Financial Officer since September, 1995, and will also continue to serve in that role. Ms. Robert assumed the title of President from R. Patrick Burns, who stepped down from that position. Mr. Burns remains active as a consultant to the Company and as a member of the Company's Board of Directors.


            Item 6.  Exhibits and Reports on Form 8-K

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

            4.7  Stock Purchase Warrant Agreement, dated July 10, 1997, between the
                 Company and    URSA (VT) QRS-30, Inc., in conjunction
            with the sale-
                  leaseback of the Company's headquarters in Shelburne,
            Vermont
                  (filed with the Securities and Exchange Commission as
            exhibit 4.6
                  to the Company's 1997 Annual Report on Form 10-KSB
            (File No.

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

            10.34 Lease Agreement, dated October 24, 1996, in connection with the
                  Company's lease of 2,600 square feet at 538 Madison
            Avenue in New
                  York, New York(filed with the Securities and Exchange
            Commission as

                  exhibit 10.29 to the Company's 1997 Annual Report on
            Form 10-KSB
                  (File No. 33-69898) and incorporated herein by
            reference).

            10.35 Consulting Agreement, dated December 31, 1996, between the Company and Venture Management Group, Inc., regarding the
            provision of
                  consulting services to the Company (filed with the
            Securities and
                  Exchange Commission as exhibit 10.29 to the Company's
            1997 Annual
                  Report on Form 10-KSB (File No. 33-69898) and
            incorporated herein
                  by reference).

            10.36 Lease Agreement, dated January 17, 1997, in connection with the
                  Company's lease of 6,000 square feet at 55 Main Street
            in Freeport,
                  Maine (filed with the Securities and Exchange
            Commission as exhibit
                  10.29 to the  Company's 1997 Annual Report on Form 10-
            KSB (File No.
                  33-69898) and incorporated herein by reference).

            10.37 Lease Agreement, dated July 10, between the Company and URSA (VT)
                 QRS-30, Inc., regarding the sale-leaseback of the
            Company's
                  headquarters in Shelburne, Vermont (filed with the
            Securities and
                  Exchange Commission as exhibit 10.29 to the Company's
            1997 Annual
                  Report on Form 10-KSB (File No. 33-69898) and
            incorporated herein
                  by reference).

            10.38 Binding commitment letter, dated October 10, 1997, from Green
                  Mountain Capital LP, in connection with a $200,000
            term loan (filed
                  with the Securities and Exchange Commission as exhibit
            10.29 to the
                  Company's 1997 Annual Report on Form 10-KSB (File No.
            33-69898) and
                  incorporated herein by reference) .


            10.39 Agreement, dated as of October 10, 1997, between the Company and R.
                  Patrick Burns, providing the terms of Mr. Burns'
            separation and
                  consulting agreement with the Company (filed herein).

            Reports on Form 8-K

            Notice of the Company's sale-leaseback transaction with URSA (VT) QRS 12-30, Inc. involving the sale of its manufacturing and headquarters building and a portion of its real estate, and the lease with URSA by which the Company leases back the building and real property sold, was filed on Form 8-K with the Securities and Exchange Commission on August 4, 1997.



            Signatures

            In accordance with the requirements of the Exchange
            Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            The Vermont Teddy Bear Co., Inc.

            Date: November 14, 1997       /s/ Elisabeth B. Robert,
                                          ---------------------------
            Elisabeth B. Robert,
            Chief Executive Officer and
            Chief Financial Officer

            EXHIBIT 10.39


            October 8, 1997

            Mr. R. Patrick Burns
            The Vermont Teddy Bear Co., Inc.
            2236 Shelburne Road
            P.O. Box 965
            Shelburne, Vermont  05482

            Re:  Consulting Agreement


            Dear Pat:

            This letter will confirm recent discussions concerning your resignation as President and Chief Executive Officer, and the attendant termination of your employment agreement with The Vermont Teddy Bear Co., Inc. (the "Company"), and its replacement with a consulting arrangement. As stated below, all of the terms of this agreement are subject to the approval of the Company's Board of Directors.

            As you have agreed, your current employment agreement, dated as of June 30, 1996, shall terminate effective today, October 8, 1997 (the "Effective date"), and as of the Effective Date you shall resign as President and Chief Executive Officer of the Company. Subject to continued election by the Company's shareholder's, you shall remain on the Company's Board of Directors. Additionally, as of the Effective Date, you shall be engaged by the Company as a consultant on the following terms:

            1. Duties. As of the Effective Date, you shall be engaged by the Company as a consultant and you will be available to carry out consulting projects assigned to you by the Board of Directors or by the Company's interim CEO or any new CEO employed by the Company in the future. Apart from these consulting activities, you shall have no other authority to act for the Company.

            2. Compensation. From the Effective Date until November 1, 1997, you shall be paid the salary that would have otherwise been due under your current employment agreement. As of November 1, 1997, your compensation as a consultant shall be Seventy-Five Thousand Dollars ($75,000) per year, payable monthly. The cost to the Company of your car and term life insurance currently provided under your employment agreement shall be deducted from your consulting fees. You shall be responsible for any out of pocket expenses incurred by you in connection with your consulting activities. As additional compensation, the Company shall forgive the loan made to you in the original amount of $116, 818.18, as of June 30, 1997.

            3. Stock Options. All of the stock options that have been granted to you and previously vested shall remain vested. Additionally, all of the stock options that have been granted to you and, had you remained employed by the Company, would have vested as of August 1, 1998, shall vest immediately. In the event of a Change in Control, as defined in your June 30, 1996 and your July 31, 1995 Employment Agreements, prior to January 1, 1998, all Nine Hundred Thousand (900,000) stock options granted to you shall vest according to the terms of your Stock Options Agreements dated, June 3, 1997. As stated in the option agreements, if these options are not exercised within three
            (3) months of the termination of your employment with the Company, they will become non-qualified stock options.

            4. Covenant Not to Compete. While you are engaged as a consultant to the Company, and for a period of two (2) years thereafter, you agree that you will not directly or indirectly, as officer, director, shareholder, employee, consultant or agent engage in any plush business which competes with the business of the Company, nor will you take action to interfere with the business of the Company.

            5. Release. By execution of this letter, you hereby release the Company and it directors, officers, employees, and agents from all claims, losses or liabilities of any kind which you might have arising out of your employment with the Company, except claims that may arise under this agreement.

            6. Term. The terms of this agreement shall be in effect for a period of two years, terminating on October 31, 1999. In the event that the Company terminates this agreement earlier, all of the compensation due to you under Section 2 above shall become immediately due and payable.

            The terms of this agreement are subject to approval by the Company's Board of Directors. If these terms are acceptable to you and accurately reflect your own understanding of the agreements between you and the Company on this matter, please so indicate by signing in the space provided below.

            Very Truly Yours,

            The Vermont Teddy Bear Co., Inc.


            /s/ Fred Marks
            ----------------------
            Fred Marks, Chairman of the Board

            AGREED AND ACCEPTED:


            /s/ R. Patrick Burns
            ----------------------
            R. Patrick Burns