Form 10QSB
period 1997-12-31
VERMONT TEDDY BEAR CO INC
filed 1998-02-13
CIK 912960

U.S. Securities and Exchange Commission
            Washington, D.C. 20549
            Form 10-QSB



            (Mark One)

            [ X ]  Quarterly report under Section 13 or 15(d) of the
            Securities
            Exchange Act of 1934
            For the quarterly period ended     December 31, 1997   .

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

            APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the
            issuers classes of
            common equity, as of the latest practicable date:  5,173,758 shares of
            Common Stock, $.05 par value per share, as of December 31, 1997.

            Transitional Small Business Disclosure Format (check one):
            Yes     ; No  X .
            The Vermont Teddy Bear Co., Inc.
            Index to Form 10-QSB
            December 31, 1997

                                                                  Page
            No.

            Part I - Financial Information

            Financial Statements

                   Balance Sheet as of December 31, 1997            3

                   Statements of Operations for the Three and Six
              Months ended December 31, 1997 and 1996               4

                   Statements of Cash Flows for the Three and Six
              Months ended December 31, 1997 and 1996               5

                   Notes to Financial Statements                    6

            Management's Discussion and Analysis                    8


            Part II - Other Information

            Item 4.   Submission of Matters to a Vote of Stockholders

                 Item 6.   Exhibits and Reports on Form 8-K
                 13


            Signatures
                 18

            The Vermont Teddy Bear Co., Inc.
            Balance Sheet
            December 31, 1997
            (Unaudited)


            ASSETS
            Cash and cash equivalents                              $
            1,051,704
             (includes restricted cash of $360,000)
            Accounts receivable, trade
            42,359
            Inventories
            3,413,042
            Prepaid expenses and other current assets
            485,739
            Deferred income taxes
            259,016
                                                               ---------
            --
                 Total Current Assets
            5,251,860

            Property and equipment, net
            9,254,016
            Deposits and other assets
            841,376
            Note receivable
            95,000
                                                              ----------
            -
                 Total Assets
                 $15,442,252

                 ===========


                 LIABILITIES AND STOCKHOLDER'S EQUITY
            Short term note payable                                $
            178,175
            Current portion of:
              Long-term debt
            188,090
              Capital lease obligations
            215,077

            Accounts payable
            2,322,633
            Accrued expenses
            910,974
                                                              ----------
            -
                 Total Current Liabilities
            3,814,949

            Long-term debt, net of current portion
            458,853
            Capital lease obligations, net of current portion
            5,863,435
            Deferred income taxes
            259,016
                                                              ----------
            -
                 Total Liabilities
                 $10,396,253

            Stockholder's Equity:
            Preferred stock, $.05 par value:
              Authorized 1,000,000 Series A;
            900,000
                issued and outstanding, 90 shares.
              Authorized 375,000 Series B;
            10,245
                issued and outstanding, 204,912 shares.
            Common stock, $.05 par value:
              Authorized 20,000,000 shares;
            259,288
                issued 5,172,750 shares;
                outstanding 5,173,758 shares
            Additional paid-in capital
            10,577,840
            Treasury stock at cost, 12,000 shares
            (106,824)
            Accumulated deficit
            (6,594,550)
                                                              ----------
            -
                 Total Stockholder's Equity                           $
            5,045,999

                 Total Liabilities and Stockholder's Equity
            $15,442,252
                                                         ===========

            The Vermont Teddy Bear Co., Inc.
            Statements of Operations





            For the Three and Six Months Ended December 31, 1997 and
            1996
            (Unaudited)
                                                              Three
            Months Ended
            Six Months Ended
                                                           Dec 31, 1997
            Dec 31,
            1996  Dec 31, 1997  Dec 31, 1996
            Net Revenues                                   $ 4,100,161
            $ 4,484,977
            $ 7,041,865   $ 7,409,233
            Cost of Goods Sold                               1,758,523
            1,889,777
            2,972,564     3,065,060
                                                           -----------
            -----------
            -----------   -----------
            Gross Profit                                     2,341,638
            2,595,200
            4,069,301     4,344,173
            Selling, General and Administrative Expenses:
                 Selling Expenses                            2,315,841
            2,360,006
            3,673,113     3,567,090
                 General and Administrative Expenses           925,496
            716,146
            1,526,859     1,364,449
                                                           -----------
            -----------
            -----------   -----------
                                                             3,241,337
            3,076,152
            5,199,972     4,931,539
                                                           -----------
            -----------
            -----------   -----------
                 Operating Loss                               (899,699)
            (480,952)   (1,130,671)     (587,366)
            Interest Income                                      7,930
            15,416
            15,255        30,928
            Interest Expense                                  (163,349)
            (116,985)     (323,153)     (226,891)
                 Other Income (Loss), Net                       13,690
            1,591
            15,931       (13,031)
                                                           -----------
            -----------
            -----------   -----------
                 Loss Before Income Taxes                   (1,041,428)





            (580,930)   (1,422,638)     (796,360)
            Income Tax Provision                                     -
            232,372
            -       318,544
                                                           -----------
            -----------
            -----------   -----------
            Net Loss                                        (1,041,428)
            (348,558)   (1,422,638)     (477,816)
            Preferred Stock Dividends                          (18,000)
            (18,000)      (36,000)      (36,000)
                                                           -----------
            -----------
            -----------   -----------
            Net Loss -- Common Stockholders               ($ 1,059,428)
            ($
            366,558) ($ 1,458,638) ($   513,816)
                                                           ===========
            ===========
            ===========   ===========

                 Basic Net Loss Per Common Share          ($      0.20)
            ($
            0.07) ($      0.28) ($      0.10)
                                                           ===========
            ===========
            ===========   ===========

                 Diluted Net Loss Per Common Share
                                                          ($      0.20)
            ($
            0.07) ($      0.28) ($      0.10)
                                                           ===========
            ===========
            ===========   ===========

            Weighted Average Number of
               Common Shares Outstanding                   5,173,327
            5,160,750
            5,168,230     5,160,750
                                                           ===========
            ===========
            ===========   ===========


            Weighted Average Number of
               Diluted Common Shares Outstanding           5,173,327
            5,160,750
            5,168,230     5,160,750
                                                           ===========
            ===========
            ===========   ===========

            The Vermont Teddy Bear Co., Inc.
            Statements of Cash Flows
            For the Six Months Ended December 31, 1997 and 1996
            (Unaudited)

               1997       1996
            Cash Flows From Operating Activities:

                 Net Loss                             ($1,422,638) ($
            477,816)
            Adjustments to reconcile net income (loss)
             to net cash used for operating activities

                 Depreciation and amortization              485,010
            461,652
                 Loss on sale/disposal of fixed assets         137,633
            18,191
                 Changes in assets and liabilities:

                   Accounts receivable, trade                    3,945
            (76,246)
                   Inventories                        (110,729)
            (1,137,741)
                   Prepaid and other current assets            (98,792)
            (244,885)
                   Deposits and other assets                  (582,485)
            (279,307)
                   Accounts payable                         (239,903)
            902,116
                   Accrued expenses and other liabilities      217,627
            92,374
                   Income taxes payable                          -
            (304,251)
                                                     ---------    ------
            ---
            Net cash used for operating activities          (1,610,332)
            (1,045,913)

            Cash Flows From Investing Activities:

              Acquisition of property and equipment            (56,155)
            (439,016)
              Proceeds from sale of fixed assets             38,888
            -
                                                     ---------    ------
            ---
            Net cash used for investing activities             (17,267)
            (439,016)

            Cash Flows From Financing Activities:

              Borrowings of short-term debt                    313,136
            357,104

              Borrowings of long-term debt                  200,000
            809,760
              Payments of short-term debt                   (684,961)
            (457,991)
              Payments of long-term debt                  (3,369,152)
            (73,031)
              Proceeds from sale-leaseback
                of building and property                   5,863,874
                     -
              Principal payments on capital
                lease obligations                              (98,175)
            (50,771)
              Issuance of common stock,
                exercise of stock options                       13,008
            -
              Issuance of preferred stock                        -
            501,132
                                                     ---------    ------
            ---
            Net cash provided by financing activities        2,237,730
            1,086,203

            Net Increase (Decrease) in
              Cash and Cash Equivalents                        610,131
            (398,726)

            Cash and Cash Equivalents, Beginning of Period       441,573
            1,121,500

            Cash and Cash Equivalents, End of Period          $1,051,704
                  $  722,774
                                                            ==========
            ==========

            Supplemental Disclosures of Cash Flow Information:


            Cash paid for interest                            326,844
            225,788
            Cash paid for taxes                             -
            1,218

            Supplemental Disclosures of Non-Cash Investing and Financing
            Activities:

            Capital lease from sale-leaseback
              of building and property                       5,863,874
            -

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


            Net Earnings Per Share

            In February 1997, the Financial Accounting Standards Board issued
            FASB No. 128, "Earnings per Share." These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. Per common share amounts are calculated based on the weighted average number of common shares and common share equivalents outstanding during periods of net income, after deducting applicable preferred stock dividends.
            Per share amounts are calculated based only on the weighted number of shares outstanding during periods of net loss, after deducting applicable preferred stock dividends.


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


            Inventories

            Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at
            December 31, 1997:

            Raw materials       $      488,586
            Work in process                 126,259
            Finished goods           2,798,196
                                    --------------
                                $    3,413,041

                                    ==============


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

                 On December 31, 1997, the Company borrowed $200,000
            from Green
            Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments over the five-year term, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the note, Green Mountain Capital received warrants to purchase 80,000 shares of the Company's Common Stock, at an exercise price of $1.00 per share, subject to certain anti-dilution provisions.
            (Green Mountain Capital's outstanding warrants to purchase 20,000 shares at $3.375 were also repriced to a $1.00 per share exercise price.) The right to exercise these warrants begins immediately, and expires the earlier of five years after the full repayment of all outstanding notes or seven years from the date of the note.

            On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the

            Company's mortgage and line of credit agreement with the Vermont National
            Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs of
            $591,000 associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017. The transaction was accounted for under the financing method in accordance with Statement of
            Financial Accounting Standard No. 98, "Accounting for
            Leases."

            As of June 30, 1997, the Company had a $1,000,000 revolving line of credit from a bank, which was terminated on July 18, 1997, pursuant to the Company's sale-leaseback transaction.

                 On December 26, 1995, Green Mountain Capital L.P.
            entered into an
            agreement with the Company to lend up to $500,000 in the form of five-year term notes. As of December 31, 1997, the entire $500,000 had been borrowed, and $340,000 was outstanding as of that date. The notes bear interest at 12 percent per annum and are repayable in monthly installments through December 2000. The notes are secured by a subordinated security interest in the Company's personal property. (In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.375 per share; however, these warrants were later repriced pursuant to the aforementioned December 31, 1997 transaction with Green Mountain Capital.)

            Related Party Transaction

            On October 10, 1997, subsequent to his resignation as President of the Company, the Company entered into a consulting agreement with R.
            Patrick Burns, which began on November 1, 1997 and will continue through
            October 31, 1999. In consideration of the consulting services to be provided, the Company agreed to pay fees of $75,000 per year, payable monthly, as well as the forgiveness of amounts due the Company totaling
            $117,000. Additionally, stock options granted to Mr. Burns which would have vested as of August 1, 1998 had Mr. Burns remained continuously employed by the Company, became vested as of November 1, 1997. Options scheduled to have vested after August 1, 1998 will not vest. As of
            December 31, 1997, the Company accrued and expensed the entire amount due to Mr. Burns under the agreement.


            Management's Discussion and Analysis

            The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30,
            1997. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section
            27A of the Securities Act of 1993 and Section 21E of the Securities
            Exchange Act of 1934.  The words "believe," "expect,"
            "anticipate,"
            "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The
            Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


            Results of Operations

            Comparison of the three-month periods ended December 31, 1997 and 1996.

            Net revenues for the Company for the three-month period ended
            December 31, 1997 totaled $4,100,000, an 8.6 percent decrease from net revenues of $4,485,000 for the three-month period ended December 31,
            1996. By business segment, Bear-Gram revenues, which include internet revenues, rose $268,000, attributable primarily to increased sales from the Company's www.vtbear.com website. Retail revenues increased
            $64,000, with the new Freeport, Maine location providing an additional source of revenue. Licensing revenues rose $6,000, while wholesale revenues decreased $73,000. Direct mail revenues decreased $650,000, due to a smaller 1997 Fall/Holiday catalog which had fewer circulated pages than the 1996 Fall/Holiday catalog.

            Gross margin decreased to $2,342,000 for the quarter ended December 31, 1997, from $2,595,000 for the quarter ended December 31,
            1996. As a percentage of net revenues, gross margin decreased to 57.1 percent from 57.9 percent, for the three months ended December 31, 1997, and 1996, respectively.

            Selling expenses decreased by $44,000 to $2,316,000 for the three-
            month period December 31, 1997, from $2,360,000 for the
            three-month
            period ended December 31, 1996.  Cost savings from a reduced
            1997
            Fall/Holiday catalog, which had fewer circulated pages than the 1996
            Fall/Holiday catalog, more than offset additional operating costs related to the Company's stores in New York City and Freeport, Maine, which were not in full operation during the comparable fiscal quarter.
            The Company also recorded a one-time charge of $215,000 for the three months ended December 31, 1997, related to the closure of its New York
            City retail store operation. The charge includes the write-down of leasehold improvements at that location, plus a reserve for a brokerage fee related to securing a replacement tenant for the entire 2,600 square feet under lease. As a percentage of net revenues, selling expenses were 56.5 percent and 52.6 percent for the three months ended December
            31, 1997, and 1996, respectively.

            General and administrative expenses were $925,000 for the quarter ended December 31, 1997, compared to $716,000 for the quarter ended
            December 31, 1996. On December 31, 1997, the Company accrued and expensed the entire amount due to R. Patrick Burns, former Chief
            Executive Officer of the Company, under his consulting agreement. The increase also reflected higher legal and accounting costs, and rent expense on vacant space at the Company's Freeport, Maine retail location. As a percentage of net revenues, general and administrative expenses were 22.6 percent and 16.0 percent for the three months ended
            December 31, 1997, and 1996, respectively.

            Interest expense increased to $163,000 for the quarter ended December 31, 1997, from $117,000 for the quarter ended December 31,
            1996. Quarterly interest expenses are anticipated to be higher in fiscal 1998 than in fiscal 1997, due to the effects of the sale-leaseback of the Company's headquarters in Shelburne, Vermont, which was completed on July 18, 1997.

            Due to its continuing loss position, the Company recorded no tax benefit for its operating loss for the quarter ended
            December 31, 1997,
            compared to a tax benefit of $232,000 for the quarter ended December 31,
            1996.

            As a result of the foregoing factors, the net loss to common stockholders totaled $1,059,000, or twenty cents per common share, for the quarter ended December 31, 1997, compared to a net loss to common stockholders of $367,000, or seven cents per common share for the quarter ended December 31, 1996.


            Comparison of the six-month periods ended December 31, 1997 and 1996.

            Net revenues for the Company for the six-month period ended December 31, 1997 totaled $7,042,000, a 5.0 percent decrease from net revenues of $7,409,000 for the six-month period ended December 31, 1996.
            By business segment, retail revenues increased $196,000, with store locations in New York City and Freeport, Maine providing additional sources of revenue. Licensing revenues rose $14,000. Bear-Gram revenues, which include internet revenues, decreased $18,000, while wholesale revenues decreased $44,000. Direct mail revenues decreased
            $715,000, due primarily to a smaller 1997 Fall/Holiday catalog which had fewer circulated pages than the 1996 Fall/Holiday catalog.

            Gross margin decreased to $4,069,000 for the six months ended
            December 31, 1997, from $4,344,000 for the six months ended December 31,
            1996. As a percentage of net revenues, gross margin decreased to 57.8 percent from 58.6 percent, for the six months ended December 31, 1997, and 1996, respectively.

            Selling expenses increased by $106,000 to $3,673,000 for the six-month period December 31, 1997, from $3,567,000 for the six-month period ended December 31, 1996. Additional operating costs related to the
            Company's stores in New York City and Freeport, Maine, which were not in full operation during the comparable fiscal period, and a one-time charge of $215,000 related to the closure of its New York City retail store operation, more than offset cost savings from a reduced
            Fall/Holiday catalog which had fewer circulated pages than the 1996
            Fall/Holiday catalog. As a percentage of net revenues, selling expenses were 52.2 percent and 48.1 percent for the six months ended December 31,
            1997, and 1996, respectively.

            General and administrative expenses rose $163,000 to
            $1,527,000
            for the six months ended December 31, 1997, compared to $1,364,000 for the six months ended December 31, 1996.  On December 31,
            1997, the
            Company accrued and expensed the entire amount due to R. Patrick Burns, former Chief Executive Officer of the Company, under his consulting agreement. Higher legal fees and rent expense on space at the Company's
            Freeport, Maine retail location more than offset reduced wages and a reduction in the Company's sales tax accrual. As a percentage of net revenues, general and administrative expenses were 21.7 percent and 18.4 percent for the six months ended December 31, 1997, and 1996, respectively.

            Interest expense increased to $323,000 for the six months ended
            December 31, 1997, from $227,000 for the six months ended
            December 31,
            1996. Interest expense is anticipated to be higher in fiscal 1998 than in fiscal 1997, due to the effects of the sale-leaseback of the

            Company's headquarters in Shelburne, Vermont, which was completed on
            July 18, 1997.

            Due to its continuing loss position, the Company recorded no tax benefit for its operating loss for the six-month period ended December
            31, 1997, compared to a tax benefit of $319,000 for the six-month period ended December 31, 1996.

            As a result of the foregoing factors, the net loss to common stockholders totaled $1,459,000, or twenty-eight cents per common share, for the six months ended December 31, 1997, compared to a net loss to common stockholders of $514,000, or ten cents per common share, for the six months ended December 31, 1996.


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

            As of December 31, 1997, the Company's cash position
            increased to
            $1,052,000, from $442,000 at June 30, 1997.  Restricted cash balances at
            these dates were $360,000 and $365,000, respectively.  The largest
            component of restricted cash at December 31, 1997 was a
            $300,000
            certificate of deposit pledged to URSA (VT) QRS-30, Inc. in connection with the sale-leaseback transaction. The largest component of restricted cash at June 30, 1997 was a $300,000 certificate of deposit with the Vermont National Bank. Proceeds from the sale-leaseback transaction and borrowings of short-term debt more than offset the repayment of the Company's mortgage loan with the Vermont National Bank and a decrease in accounts payable.

            Inventories increased to $3,413,000 at December 31, 1997,
            from
            $3,302,000 at June 30, 1997.  The increase is primarily the result of
            preparations for the upcoming Valentine's Day selling
            season. Accounts
            payable totaled $2,323,000 at December 31, 1997, compared to $2,563,000 at June 30, 1997.

            On December 31, 1997, the Company borrowed $200,000 from
            Green
            Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments over the five-year term, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the note, Green Mountain Capital received warrants to purchase 80,000 shares of the Company's Common Stock, at an exercise price of $1.00 per share, subject to certain anti-dilution provisions.
            (Green Mountain Capital's outstanding warrants to purchase 20,000 shares at $3.375 were also repriced to a $1.00 per share exercise price.) The right to exercise these warrants begins immediately, and expires the earlier of five years after the full repayment of all outstanding notes or seven years from the date of the note.

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

                 On July 12, 1996, the Company privately placed $550,000
            of Series B
            convertible Preferred Stock. The 204,912 Series B preferred shares, held of record by twelve shareholders, are not entitled to any
            dividends or
            voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July
            12, 1997.
            Accompanying the issuance of the Preferred Stock were
            warrants to
            purchase 204,912 shares of the Company's Common at a price of $2.434 per share, exercisable between July 12, 1997 and July 12, 1999, subject to
            certain anti-dilution provisions.  In addition, finder's
            warrants for
            10,245 common shares were issued with the same terms and conditions. As the result of subsequent issuances of warrants, anti-dilution provisions of the Series B Preferred Stock agreement were activated, and the 204,912 shares of Series B Preferred Stock are now convertible into
            482,441
            shares of Common Stock. Common shares issued as the result of the conversion of the Series B Preferred Stock and/or the exercise of the warrant shall be considered "restricted securities" and shall be subject to certain registration rights. On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

            On December 26, 1995, Green Mountain Capital L.P. entered into an agreement with the Company to lend up to $500,000 in the form of five-year term notes. As of December 31, 1997, the entire $500,000 had been borrowed, and $340,000 was outstanding as of that date. The notes bear interest at 12 percent per annum and are repayable in monthly installments through December 2000. The notes are secured by a subordinated security interest in the Company's personal property. (In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 20,000 shares of Common Stock at an exercise price of $3.375 per share; however, these warrants were later repriced pursuant to the aforementioned December 31, 1997 transaction with Green Mountain Capital.)


            Item 4.  Submission of Matters to a Vote of Security Holders

            On November 23, 1997, the Company held its 1997 Annual
            Meeting of
            Shareholders, at which two matters were discussed and voted upon. The issues and the voting results were as follows:

            1. Election of seven individuals to the Company's Board of Directors for the ensuing year.
                                For            Withheld
            Jason Bacon              4,080,372      17,169
            R. Patrick Burns         4,090,449        7,542

            David W. Garrett         4,079,972      18,019
            Fred Marks               4,086,232      11,759
            Joan H. Martin      4,080,472      17,159
            Spencer C. Putnam        4,080,382      17,609
            Elisabeth B. Robert 4,077,973      20,018

            2. Ratification of  the selection of Arthur Andersen L.L.P.
            as the
            Company's independent public accountants for the 1997 fiscal year.
            For: 4,093,148   Against: 3,786   Abstentions: 1,057.


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

                  69898) and incorporated herein by reference).

            4.8  Stock Purchase Warrant Agreement, dated December 31,
            1997, in
                  connection with the $200,000 Term Loan of Green
            Mountain Capital
                  (filed herein).






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

            10.34 Lease Agreement, dated October 24, 1996, in connection with the
                  Company's lease of 2,600 square feet at 538 Madison
            Avenue in New
                  York, New York (filed with the Securities and Exchange
            Commission
                  as exhibit 10.29 to the Company's 1997 Annual Report
            on Form 10-KSB
                  (File No. 33-69898) and incorporated herein by
            reference).

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

            10.37 Lease Agreement, dated July 10, 1997, between the Company and URSA
                  VT QRS-30, Inc., regarding the sale-leaseback of the
            Company's
                  headquarters in Shelburne, Vermont (filed with the
            Securities and
                  Exchange Commission as exhibit 10.29 to the Company's
            1997 Annual
                  Report on Form 10-KSB (File No. 33-69898) and
            incorporated herein
                  by reference).

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

            10.39 Agreement, dated as of October 10, 1997, between the Company and R.
                  Patrick Burns, providing the terms of Mr. Burns'
            separation and
                  consulting agreement with the Company (filed with the
            Securities
                  and Exchange Commission as exhibit 10.39 to the
            Company's 10-QSB
                  for the quarter ended September 30, 1997 and
            incorporated herein by
                  reference).

            10.40 Employment Agreement, dated December 3, 1997, between the Company and Elisabeth B. Robert (filed herein).

            10.41     Loan Agreement, dated December 31, 1997, between
            Green Mountain
                  Capital, L.P. and the Company in connection with a
            $200,000 Term
                  Loan (filed herein).

            10.42 Convertible Note, dated December 31, 1997, in the principal amount of $200,000, issued in connection with the $200,000
            Term Loan of
                  Green    Mountain Capital (filed herein).


            Reports on Form 8-K

            There were no reports filed on Form 8-K during the three-month period ended December 31, 1997.




            Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            The Vermont Teddy Bear Co., Inc.

            Date: February 12, 1997       /s/ Elisabeth B. Robert
                                          ---------------------------
            Elisabeth B. Robert,
            Chief Executive Officer and
            Chief Financial Officer