Form 10QSB
period 1998-03-31
VERMONT TEDDY BEAR CO INC
filed 1998-05-14
CIK 912960

U.S. Securities and Exchange Commission
            Washington, D.C. 20549
            Form 10-QSB



            (Mark One)

            [ X ]  Quarterly report under Section 13 or 15(d) of the
            Securities
            Exchange Act of 1934
            For the quarterly period ended     March 31, 1998   .

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

            APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the
            issuers classes of
            common equity, as of the latest practicable date:  5,173,983 shares of
            Common Stock, $.05 par value per share, as of March 31, 1997.

            Transitional Small Business Disclosure Format (check one):
            Yes     ; No  X .
            The Vermont Teddy Bear Co., Inc.
            Index to Form 10-QSB
            March 31, 1998


                                                                  Page
            No.

            Part I - Financial Information

            Financial Statements

                   Balance Sheet as of March 31, 1998
            3

                   Statements of Operations for the Three and Nine
              Months ended March 31, 1998 and 1997
            4

                   Statements of Cash Flows for the Three and Nine
              Months ended March 31, 1998 and 1997
            5

                   Notes to Financial Statements
            6

            Management's Discussion and Analysis

            Part II - Other Information

            Item 4.   Submission of Matters to a Vote of Stockholders
                 13

            Item 5.   Other Information                            13

                 Item 6.   Exhibits and Reports on Form 8-K
                 13


            Signatures
                 18

            The Vermont Teddy Bear Co., Inc.
            Balance Sheet
            March 31, 1998
            (Unaudited)


                 ASSETS
            Cash and cash equivalents (includes restricted cash of
            $360,000)
            $    1,872,224
            Accounts receivable, trade
            25,110
            Inventories
            2,847,428
            Prepaid expenses and other current assets
            448,183
            Deferred income taxes
            259,016

            ---------------
                 Total Current Assets
            5,451,961

            Property and equipment, net
            9,037,398
            Deposits and other assets
            883,942
            Note receivable
            95,000

            ---------------
                 Total Assets
            $   15,468,301





            ===============     LIABILITIES AND STOCKHOLDER'S EQUITY

            Short term note payable
            $      112,673
            Current portion of:
              Long-term debt
            188,192
              Capital lease obligations
            220,328
            Accounts payable
            2,458,051
            Accrued expenses
            940,675

            ---------------    Total Current Liabilities
            3,919,919

            Long-term debt, net of current portion
            411,575
            Capital lease obligations, net of current portion
            5,806,686
            Deferred income taxes
            259,016

            --------------
                 Total Liabilities
            $  10,397,196

            Stockholder's Equity:
            Preferred stock, $.05 par value:
              Authorized 1,000,000 Series A; issued and outstanding,
            900,000
              90 shares.
              Authorized 375,000 Series B; issued and outstanding,

              204,912 shares.
            10,245
            Common stock, $.05 par value:
              Authorized 20,000,000 shares; issued 5,172,750 shares;

              outstanding 5,173,983 shares
            259,299
            Additional paid-in capital
            10,578,054
            Treasury stock at cost, 12,000 shares
            (106,824)
            Accumulated deficit
            (6,569,669)

            --------------
                 Total Stockholder's Equity
            $   5,071,105

                 Total Liabilities and Stockholder's Equity





            $  15,468,301

            ==============








            The Vermont Teddy Bear Co., Inc.


            Statements of Operations

            For the Three and Nine Months Ended March 31, 1998 and 1997


            (Unaudited)

                                                                   Three
            Months
            Ended           Nine Months Ended
                                                               Mar 31,
            1998  Mar 31,
            1997  Mar 31, 1998   Mar 31, 1997
                                                               ---------
            ---  -------
            -----  -------------  -------------

            Net Revenues                                       $
            5,772,179   $
            5,330,093   $ 12,814,044   $ 12,739,326
            Cost of Goods Sold
            2,509,260
            2,222,211      5,481,824      5,287,271
                                                               ---------
            ---  -------
            -----  -------------  -------------
                 Gross Profit
            3,262,919
            3,107,882      7,332,220      7,452,055

            Selling, General and Administrative Expenses:


                 Selling Expenses
            2,355,946





            2,607,506      6,029,059      6,174,596
                 General and Administrative Expenses
            709,896
            774,117      2,236,755      2,138,566
                                                               ---------
            ---  -------
            -----  -------------  -------------

            3,065,842
            3,381,623      8,265,814      8,313,162
                                                               ---------
            ---  -------
            -----  -------------  -------------
                 Operating Income (Loss)
            197,077
            (273,741)      (933,594)      (861,107)
            Interest Income
            14,560
            10,829         29,815         41,757
            Interest Expense
            (165,453)
            (117,639)      (488,606)      (344,530)
                 Other Income (Loss), Net
            280
            3,135         16,211         (9,896)
                                                               ---------
            ---  -------
            -----  -------------  -------------
                 Income (Loss) Before Income Taxes
            46,464
            (377,416)    (1,376,174)    (1,173,776)
            Income Tax Provision
            (3,583)
            (318,544)        (3,583)             -
                                                               ---------
            ---  -------
            -----  -------------  -------------
                 Net Income (Loss)
            42,881
            (695,960)    (1,379,757)    (1,173,776)
            Preferred Stock Dividends
            (18,000)
            (18,000)       (54,000)       (54,000)
                                                               ---------
            ---  -------
            -----  -------------  -------------
                 Net Income (Loss) -- Common Stockholders      $
            24,881   $
            (713,960)  $ (1,433,757)  $ (1,227,776)

            ============
            ============  =============  =============





                 Basic Net Income (Loss) Per Common Share      $
            0.00   $
            (0.14)  $      (0.28)  $      (0.24)

            ============
            ============  =============  =============

                 Diluted Net Income (Loss) Per Common Share    $
            0.00   $
            (0.14)  $      (0.28)  $      (0.24)

            ============
            ============  =============  =============

            Weighted Average Number of Common

                 Shares Outstanding
            5,173,858
            5,160,750      5,170,079      5,160,750

            ============
            ============  =============  =============

            Weighted Average Number of Diluted


                 Common Shares Outstanding
            5,578,028
            5,160,750      5,170,079      5,160,750

            ============
            ============  =============  =============

            The Vermont Teddy Bear Co., Inc.
            Statements of Cash Flows
            For the Nine Months Ended March 31, 1998 and 1997


            (Unaudited)

            1998                1997


            ---------------      ---------------
            Cash Flows From Operating Activities:

                 Net Loss
            $   (1,379,757)      $   (1,173,776)
            Adjustments to reconcile net income (loss) to net cash





             used for operating activities
                 Depreciation and amortization
            718,633              701,164
                 Loss on sale/disposal of fixed assets
            137,633               18,191
                 Changes in assets and liabilities:

                   Accounts receivable, trade
            21,194              105,493
                   Inventories
            454,885           (1,591,786)
                   Prepaid and other current assets
            (61,236)             (35,647)
                   Deposits and other assets
            (634,837)            (235,732)
                   Accounts payable
            (104,485)           1,945,713
                   Accrued expenses and other liabilities
            229,328              100,044
                   Income taxes payable
            -               14,293

            ---------------      ---------------
            Net cash used for operating activities
            (618,642)            (152,043)

            Cash Flows From Investing Activities:

              Acquisition of property and equipment
            (63,374)            (493,419)
              Proceeds from sale of fixed assets
            38,888                    -

            ---------------      ---------------
            Net cash used for investing activities
            (24,486)            (493,419)

            Cash Flows From Financing Activities:

              Borrowings of short-term debt
            313,136            1,159,760
              Borrowings of long-term debt
            200,000              357,104
              Payments of short-term debt
            (750,463)          (1,216,613)
              Payments of long-term debt
            (3,416,328)            (110,584)
              Proceeds from sale-leaseback of building and property
            5,863,874                    -
              Principal payments on capital lease obligations
            (149,673)             (77,124)
              Issuance of common stock, exercise of stock option
            13,233                    -
              Issuance of preferred stock





            -              501,132

            ---------------      ---------------
            Net cash provided by financing activities
            2,073,779              613,675

            Net Increase (Decrease) in Cash and Cash Equivalents
            1,430,651              (31,787)

            Cash and Cash Equivalents, Beginning of Period
            441,573            1,121,500

            Cash and Cash Equivalents, End of Period
            $    1,872,224       $    1,089,713

            ===============      ===============

            Supplemental Disclosures of Cash Flow Information:


            Cash paid for interest
            491,772              343,504
            Cash paid for taxes
            3,734                1,718

            Supplemental Disclosures of Non-Cash Investing and Financing
            Activities:

            Capital lease from sale-leaseback of building and property
            5,863,874                    -


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


            Earnings Per Share

            In February 1997, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The Company adopted SFAS No. 128 effective December 15,
            1997. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. In accordance with the requirements of
            SFAS No. 128, basic earnings per share is computed by dividing net income, after deducting applicable preferred stock dividends, by the weighted average number of common shares outstanding and diluted earnings per share reflects the dilutive effect of stock options and warrants, as calculated using the Treasury Method. Per share amounts are calculated based only on the weighted number of shares outstanding during periods of net loss, after deducting applicable preferred stock dividends. The weighted average number of shares outstanding, the dilutive effects of outstanding stock options and warrants, and warrants and shares under option plans which were anti-dilutive for the periods included in this report are as follows:


                                    Three Months Ended       Nine Months
            Ended
                                        3/31/98         3/31/97
            3/31/98       3/31/97

            Weighted average
            number of shares used
            in basic EPS calculation   5,173,808   5,160,750   5,170,079
            5,160,750

            Dilutive effects of
            options and warrants          404,220       --          --
            --

            Weighted average
            number of shares used in
            diluted EPS calculation     5,578,028   5,160,750
            5,170,079   5,160,750

            Shares under option plans
            excluded in computation
            of diluted EPS due to
            anti-dilutive effects        551,155   1,738,679   2,751,007
            1,738,679


            New Accounting Pronouncements

            As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity for the three months ended March 31,
            1998.

            The Financial Accounting Standards Board issued SFAS No.
            131,
            "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted by the Company no later than fiscal year
            1999. This statement introduces a new model for segment reporting, called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.
            Reportable segments are defined in any manner in which management disaggregates the company, for example, based on products and services, geography, legal structure, etc. The Company plans to adopt this statement in fiscal year 1999.

                 In March 1998, the American Institute of Certified
            Public
            Accountants issued Statement of Position (SOP) 98-1, "Accounting for the
            Costs of Computer Software Developed or Obtained for Internal use," requiring computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 beginning July 1, 1999. Adoption of this Statement is not expected to have a material impact on the
            Company's financial position or results of operations.

            In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of
            Start-Up Activities," requiring all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred.
            The Company will adopt SOP 98-5 beginning July 1, 1999. Adoption of this Statement is not expected to have a material impact on the
            Company's financial position or results of operations.


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


            Inventories

            Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at
            March 31, 1998:

            Raw materials       $    573,364
            Work in process                80,299
            Finished goods         2,193,765
                                    ------------
                                $  2,847,428
                                    ============


            Debt and Borrowings

                 The Company has been operating without a working
            capital line of
            credit facility since July 18, 1997. As such, the Company's ability to fund its operations over the short-term is dependent upon its success in achieving its business plan for fiscal 1998 or obtaining additional financing. If the Company is unsuccessful in achieving its business plan or obtaining additional financing, its short-term liquidity may be adversely impacted, which could require a curtailment of certain business activities that, in turn, could have a material adverse effect on the
            Company's business.

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


            Results of Operations

            Comparison of the three-month periods ended March 31, 1998 and 1997.

            Net revenues for the Company for the nine-month period ended
            March
            31, 1998 totaled $5,772,000, an 8.3 percent increase from net revenues of $5,330,000 for the three-month period ended March 31, 1997. By business segment, Bear-Gram revenues, which include internet revenues, rose $415,000, attributable primarily to increased sales from the
            Company's www.vtbear.com website.  Direct mail revenues rose
            $184,000,
            due to improved demand-per-catalog performance from the Company's 1998
            Valentine's Day catalog. Wholesale revenues rose $42,000, while licensing revenues decreased $61,000. Retail revenues decreased
            $138,000. Revenue for the quarter ended March 31, 1997 included results from the Company's New York retail store, which was not in operation during the quarter ended March 31, 1998.

            Gross margin increased to $3,263,000 for the quarter ended
            March
            31, 1998, from $3,108,000 for the quarter ended March 31, 1997. As a percentage of net revenues, gross margin decreased to 56.5 percent from
            58.3 percent, for the three months ended March 31, 1998, and 1997, respectively.

            Selling expenses decreased to $2,356,000 for the three-month period March 31, 1998, from $2,608,000 for the three-month period ended
            March 31, 1997. This $252,000 reduction was primarily attributable to the closing of the Company's New York City retail store, reduced circulation on the 1998 Valentine's Day catalog, as compared to the 1997 catalog, and lower costs of handling telephone traffic during the
            Valentine's Day selling season. As a percentage of net revenues, selling expenses were 40.8 percent and 48.9 percent for the three months ended March 31, 1998, and 1997, respectively.

            General and administrative expenses were $710,000 for the quarter ended March 31, 1998, compared to $774,000 for the quarter ended March
            31, 1997. This $64,000 reduction was largely due to reduced headcount and lower spending on external professional services. As a percentage of net revenues, general and administrative expenses were
            12.3 percent
            and 14.5 percent for the three months ended March 31, 1998, and 1997, respectively. Interest expense increased to $165,000 for the quarter ended March 31, 1998, from $118,000 for the quarter ended March 31,
            1997. Quarterly interest expenses are anticipated to be higher in fiscal 1998 than in fiscal 1997, as a result of the sale-leaseback of the Company's headquarters in Shelburne, Vermont, which was completed on
            July 18, 1997.

            The Company recorded an income tax provision of $4,000 for the quarter ended March 31, 1998. The Company recorded an income tax provision of $319,000 for the quarter ended March 31, 1997, reversing an income tax benefit of $319,000 which had accrued over the first six months of the Company's 1997 fiscal year. The reversal was based on an estimation at that time that the Company would have a cumulative loss for its 1997 fiscal year, which ended June 30, 1997.

            As a result of the foregoing factors, net income to common stockholders totaled $25,000, or nil per common share, for the quarter ended March 31, 1998, compared to a net loss to common stockholders of
            $714,000, or fourteen cents per common share for the quarter ended March
            31, 1997.


            Comparison of the nine-month periods ended March 31, 1998 and 1997.

            Net revenues for the Company for the nine-month period ended
            March

            31, 1998 totaled $12,814,000, a 0.6 percent increase from net revenues of $12,739,000 for the nine-month period ended March 31, 1997. By business segment, Bear-Gram revenues, which include internet revenues, increased $404,000, attributable primarily to increased sales from the
            Company's www.vtbear.com website.  Retail revenues increased
            $251,000,
            with store locations in New York City and Freeport, Maine providing additional sources of revenue. Direct mail revenues decreased $531,000, due primarily to a smaller 1997 Fall/Holiday catalog which had significantly fewer circulated pages than the 1996 Fall/Holiday catalog.

            Gross margin decreased to $7,332,000 for the nine months ended
            March 31, 1998, from $7,452,000 for the nine months ended
            March 31,
            1997. As a percentage of net revenues, gross margin decreased to 57.2 percent from 58.5 percent, for the nine months ended March 31, 1998, and
            1997, respectively.

            Selling expenses decreased by $146,000 to $6,029,000 for the nine-month period ended March 31, 1998, from $6,175,000 for the nine-month period ended March 31, 1997. Cost savings from reduced circulation of the Company's Fall/Holiday and Valentine's Day catalogs and lower costs of handling 1-800-829-BEAR call traffic more than offset one-time charges related to the closure of the New York City retail store, expenses of the Freeport, Maine retail store, which opened in the current fiscal year, and an increase in Bear-Gram advertising spending.
            As a percentage of net revenues, selling expenses were 47.0 percent and
            48.5 percent for the nine months ended March 31, 1998, and 1997, respectively.

            General and administrative expenses rose $98,000 to $2,237,000 for the nine months ended March 31, 1998, compared to $2,139,000 for the nine months ended March 31, 1997. On December 31, 1997, the Company recorded a charge for amounts payable to R. Patrick Burns, former Chief
            Executive Officer of the Company, under his consulting agreement.
            Additionally, higher legal fees and rent expense on vacant space at the
            Company's Freeport, Maine retail location more than offset reduced wages in general and administrative departments. As a percentage of net revenues, general and administrative expenses were 17.5 percent and 16.8 percent for the nine months ended March 31, 1998, and 1997, respectively.

            Interest expense increased to $489,000 for the nine months ended
            March 31, 1998, from $345,000 for the nine months ended March 31, 1997.
            Interest expense is anticipated to be higher in fiscal 1998 than in fiscal 1997, as a result of the sale-leaseback of the Company's headquarters in Shelburne, Vermont, which was completed on July 18,
            1997.

            The Company recorded an income tax provision of $4,000 for the nine months ended March 31, 1998. The Company recorded an income tax provision of $319,000 for the quarter ended March 31, 1997, reversing an income tax benefit of $319,000 which had accrued over the first six months of the Company's 1997 fiscal year. The reversal was based on an estimation at that time that the Company would have a cumulative loss for its 1997 fiscal year, which ended June 30, 1997. As a result of these offsetting income tax benefits and provisions, the Company had no income tax provision for the nine months ended March 31, 1997.

            As a result of the foregoing factors, the net loss to common stockholders totaled $1,434,000, or twenty-eight cents per common share, for the nine months ended March 31, 1998, compared to a net loss to common stockholders of $1,228,000, or twenty-four cents per common share, for the nine months ended March 31, 1997.


            Liquidity and Capital Resources

            The Company has been operating without a working capital line of credit facility since July 18, 1997. As such, the Company's ability to fund its operations over the short-term is dependent upon its success in achieving its business plan for fiscal 1998 or obtaining additional financing. If the Company is unsuccessful in achieving its business plan or obtaining additional financing, its short-term liquidity may be adversely impacted, which could require a curtailment of certain business activities that, in turn, could have a material adverse effect on the
            Company's business.

            As of March 31, 1998, the Company's cash position increased to
            $1,872,000, from $442,000 at June 30, 1997.  Restricted cash balances at
            these dates were $360,000 and $365,000, respectively.  The largest
            component of restricted cash at March 31, 1998 was a
            $300,000
            certificate of deposit required in connection with the sale-leaseback transaction. The largest component of restricted cash at June 30, 1997 was a $300,000 certificate of deposit with the Vermont
            National Bank.
            Proceeds from the sale-leaseback transaction and borrowings of short-term debt more than offset the repayment of the Company's mortgage loan with the Vermont National Bank and other short-term and long-term debt.

            Inventories decreased to $2,847,000 at March 31, 1998, from $3,302,000 at June 30, 1997. Accounts payable totaled
            $2,458,000 at
            March 31, 1998, compared to $2,563,000 at June 30, 1997.

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


            Item 5.  Other Information

                 On January 28, 1998, David W. Garrett submitted a
            letter of
            resignation from the Board of Directors of the Company, which was accepted by the Board. Mr. Garrett's resignation was for personal business reasons.

                 On April 21, 1998, the Company appointed Robert D.
            Delsandro, Jr.
            to the position of Vice President of Marketing and Design. Mr. Delsandro has been employed by the Company as its Creative Director since 1996, and has been responsible for the development of a new image for the Company, as well as its products, promotional material, retail stores, and catalogs.


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

            4.7  Stock Purchase Warrant Agreement, dated July 10, 1997, between the
                 Company and    URSA (VT) QRS-30, Inc., in conjunction
            with the sale-
            leaseback
                 of the Company's headquarters in Shelburne, Vermont
            (filed with the
                 Securities and Exchange Commission as exhibit 4.7 to
            the Company's
            1997
                 Annual Report on Form 10-KSB (File No. 33-69898) and
            incorporated
            herein
                  by reference).

            4.8  Stock Purchase Warrant Agreement, dated December 31,
            1997, in
            connection
                 with the $200,000 Term Loan of Green Mountain Capital
            (filed with
            the
            Securities and Exchange Commission as exhibit 4.8 to the Company's
            10-QSB
            for the quarter ended December 31, 1997 and incorporated herein by reference).

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

                 Company's 1997 Annual Report on Form 10-KSB (File No.
            33-69898) and
                 incorporated herein by reference).

            10.37 Lease Agreement, dated July 10, 1997, between the Company and URSA
            (VT)
                 QRS-30, Inc., regarding the sale-leaseback of the
            Company's
            headquarters in
                 Shelburne, Vermont (filed with the Securities and
            Exchange
                 Commission as exhibit 10.29 to the Company's 1997
            Annual Report on
                 Form 10-KSB (File No. 33-69898) and incorporated herein
            by
            reference).

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

            10.40 Employment Agreement, dated December 3, 1997, between the Company and
                 Elisabeth B. Robert (filed with the Securities and
            Exchange
            Commission as
            exhibit 4.8 to the Company's 10-QSB for the quarter ended
            December
            31, 1997
            and incorporated herein by reference).

            10.41     Loan Agreement, dated December 31, 1997, between
            Green Mountain
            Capital,
                 L.P. and the Company in connection with a $200,000 Term
            Loan (filed
            with the
            Securities and Exchange Commission as exhibit 4.8 to the Company's
            10-QSB
            for the quarter ended December 31, 1997 and incorporated herein by reference).

            10.42 Convertible Note, dated December 31, 1997, in the principal amount of
                 $200,000, issued in connection with the $200,000 Term
            Loan of Green
                 Mountain Capital (filed with the Securities and
            Exchange Commission
            as
            exhibit 4.8 to the Company's 10-QSB for the quarter ended
            December
            31, 1997
            and incorporated herein by reference).

            10.43 Employment Agreement, dated March 13, 1998, between the Company and
            Spencer C. Putnam (filed herein).

            10.44 Employment Agreement, dated April 21, 1998, between the Company and
            Robert D. Delsandro, Jr. (filed herein).


            Reports on Form 8-K

            There were no reports filed on Form 8-K during the three-month period ended March 31, 1998.


            Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            The Vermont Teddy Bear Co., Inc.

            Date:  May 14, 1998      /s/ Elisabeth B. Robert,
            -----------------------
            Elisabeth B. Robert,
            Chief Executive Officer and
            Chief Financial Officer

            EXHIBIT 10.43


            The Vermont Teddy Bear Co., Inc.
            Shelburne, Vermont 05482

            March 13, 1998

            Mr. Spencer C. Putnam
            Shelburne, VT  05482

            Dear Spence:

            This letter is to follow up on our recent discussions and confirm our agreement concerning the terms of your continued employment by The
            Vermont Teddy Bear Co., Inc. (the "Company"). Except as specifically set forth in this letter, this agreement is intended to amend and supersede your existing Employment Agreement, dated July 1, 1996 (the "Prior
            Agreement").  Our agreement is as follows:

            1. Position. You shall to be employed as Secretary and Vice President of the Company and you shall continue to devote all of your business time, attention, skill and efforts to the business and affairs of the
            Company, with such duties as shall be assigned to you by the Board of
            Directors. You shall be based at the Company's Shelburne, Vermont offices.

            2.   Term.  Your employment shall continue for a term ending
            October 31,
            1999, unless earlier terminated in accordance with this agreement.

            3. Base Salary. For the year commencing July 1, 1997, your base salary shall be $80,000. For the year commencing July 1, 1998 your salary shall be $86,000. Thereafter, your base salary shall be renegotiated.

            4. Annual Bonus. In addition to your base salary, you will be entitled to a cash bonus for each fiscal year during the term equal to 1% of the Company's net Pre-Tax Profit, so long as the Company's Pre-Tax
            Profit is at least $100,000. The cash bonus shall be paid in cash and within sixty (60) days following the end of the fiscal year to which the bonus relates.

            5. Stock Options. You shall be eligible to participate in the
            Company's Incentive Stock Option Plan.

            6. Benefits. You shall continue to participate in all of the benefit plans generally available to senior executive employees of the Company in accordance with the policies and procedures currently, or then, in effect, as the case may be, and in addition, you shall have the use of a company car, subject to the Company's approval, which shall not unreasonably be withheld, and a split-dollar life insurance policy (No.
            Z162558) with New England Financial which is collaterally assigned to the
            Company.

            7. Indemnification. The Company shall indemnify you (and your estate) in accordance with the Company's Bylaws as in effect from time to time.
            This indemnification by the Company shall survive termination or expiration of this Agreement.

            8. Termination. This Agreement may be terminated by either you or by the Company at any time. If your employment is terminated by (a) you for
            "Good Reason" or (b) the Company, for any reason other than for "Cause" at any time, except as described in Section 9 below, (i) you shall receive, in lieu of any other payment or benefit except as set forth in this paragraph, and in a lump sum, an amount equal to six months base salary, plus bonus for the year in which your employment was terminated pro rated for the period you were employed, and (ii) all your outstanding stock options which were subject to vesting on or prior to the end of the fiscal year in which your employment was terminated shall immediately vest and all your stock options shall continue to be exercisable for a period of ten years after the date of their grant. Upon a termination of employment by the Company at any time (other than for "Cause") the
            Company shall provide you with reasonable outplacement services. Upon a termination by the Company for "Cause" or by you without "Good Reason", you shall not be entitled to receive any further payments or benefits following the date of your termination.

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

            For purposes of this Agreement the terms "Good Reason" and "Cause" shall be defined as follows:

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

            9. Change in Control. In the event that the Company undergoes a
            "Change in Control," all your stock options shall immediately vest and shall continue to be exercisable for a period of ten years after the date of their grant. In the event that your employment is terminated
            (a) by you for "Good Reason," or (b) by the Company for any reason other than for "Cause" within ninety days prior to, or twelve months after, a "Change in Control," in addition to the immediate vesting of your stock options, you shall be entitled to the following benefits, in lieu of the other benefits provided in Section 8, above:
            (i) you
            shall be entitled to a cash payment, payable upon the "Change in
            Control," in an amount equal to the sum of your base salary plus pro rated bonus for the year; (ii) the right to purchase your company car for One Dollar ($1.00); and (iii) the Company shall provide you with reasonable outplacement services.

            For purposes of this Agreement the term "Change in Control" shall be defined as follows:

            "Change of Control" means (a) the Company is merged or consolidated with another corporation or entity, (b) one person (together with its affiliates) becomes the beneficial owner of 50% or more of the issued and outstanding equity securities of the Company or (c) all or substantially all of the assets of the Company are acquired by another corporation or entity.

            10. Covenant Not To Compete. During the term and for a period of six (6) months following termination of your employment with the
            Company, you shall not, directly or indirectly, whether as stockholder, officer, director, employee, consultant or otherwise
            (except as a beneficiary of less than 5% of the number of shares of any publicly traded securities) engage in any business that, with respect to 5% or more of its sales, competes with the Company in the business of marketing and selling stuffed teddy bears. If the foregoing correctly sets forth your understanding of our Agreement, please sign and return the enclosed copy of this letter to me.

                                Sincerely,

                                THE VERMONT TEDDY BEAR CO., INC.

                                By:  /s/ Elisabeth B. Robert
                                          -------------------------
                                     Elisabeth B. Robert, President and
            CEO


            ACKNOWLEDGED AND AGREED TO:


            /s/ Spencer C. Putnam
            ---------------------
            Spencer  C. Putnam


            EXHIBIT 10.44


            The Vermont Teddy Bear Co., Inc.
            Shelburne, Vermont 05482


                                          April 30, 1998


            Mr. Robert D. Delsandro
            Shelburne, VT  05482


            Dear Bob:

            This letter is to follow up on our recent discussions and confirm our agreement concerning the terms of your continued employment by The
            Vermont Teddy Bear Co., Inc. (the "Company"). Our agreement is as follows:

            1.   Position.  You shall be employed as Vice President,
            Marketing and
            Design of the Company and you shall continue to devote all of your business time, attention, skill and efforts to the business and affairs of the Company, with such duties as shall be assigned to you by the
            President. You shall be based at the Company's Shelburne, Vermont offices.

            2.   Term.  Your employment shall continue for a term ending
            April 30,

            2000, unless earlier terminated in accordance with this agreement.

            3. Base Salary. For the term of this agreement, your base salary shall be $80,000.

            4. Annual Bonus. In addition to your base salary, you will be entitled to a cash bonus for each fiscal year during the term equal to
            1% of the Company's net Pre-Tax Profit, so long as the Company's Pre-Tax
            Profit is at least $100,000. The cash bonus shall be paid in cash and within sixty (60) days following the end of the fiscal year to which the bonus relates.

            5. Stock Options. You shall be eligible to participate in the
            Company's Incentive Stock Option Plan.

            6. Benefits. You shall continue to participate in all of the benefit plans generally available to senior executive employees of the Company in accordance with the policies and procedures currently, or then, in effect, as the case may be.

            7. Indemnification. The Company shall indemnify you (and your estate) in accordance with the Company's Bylaws as in effect from time to time. This indemnification by the Company shall survive termination or expiration of this Agreement.

            8. Termination. This Agreement may be terminated by either you or by the Company at any time. If your employment is terminated by (a) you for "Good Reason" or (b) the Company, for any reason other than for
            "Cause" at any time, except as described in Section 9 below,
            (i) you
            shall receive, in lieu of any other payment or benefit except as set forth in this paragraph, and in a lump sum, an amount equal to six months base salary, plus bonus for the year in which your employment was terminated pro rated for the period you were employed, and
            (ii) all your
            outstanding stock options which were subject to vesting on or prior to the end of the fiscal year in which your employment was terminated shall immediately vest and all your stock options shall continue to be exercisable for a period of ten years after the date of their grant. Upon a termination of employment by the Company at any time
            (other than for "Cause") the Company shall provide you with reasonable outplacement services. Upon a termination by the Company for "Cause" or by you without "Good Reason", you shall not be entitled to receive any further payments or benefits following the date of your termination.

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

            For purposes of this Agreement the terms "Good Reason" and "Cause" shall be defined as follows:

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

            9. Change in Control. In the event that the Company undergoes a
            "Change in Control," all your stock options shall immediately vest and shall continue to be exercisable for a period of ten years after the date of their grant. In the event that your employment is terminated (a) by you for "Good Reason," or (b) by the Company for any reason other than for "Cause" within ninety days prior to, or twelve months after, a "Change in Control," in addition to the immediate vesting of your stock options, you shall be entitled to the following benefits, in lieu of the other benefits provided in Section
            8, above: (i) you shall be entitled to a cash payment, payable upon the "Change in Control," in an amount equal to the sum of your base salary plus pro rated bonus for the year; and (ii) the Company shall provide you with reasonable outplacement services.

            For purposes of this Agreement the term "Change in Control" shall be defined as follows:

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

            10. Covenant Not To Compete. During the term and for a period of six (6) months following termination of your employment with the
            Company, you shall not, directly or indirectly, whether as stockholder, officer, director, employee, consultant or otherwise
            (except as a beneficiary of less than 5% of

            the number of shares of any publicly traded securities) engage in any business that, with respect to 5% or more of its sales, competes with the Company in the business of marketing and selling stuffed teddy bears.
            If the foregoing correctly sets forth your understanding of our
            Agreement, please sign and return the enclosed copy of this letter to me.



                                     Sincerely,

                                     THE VERMONT TEDDY BEAR CO., INC.

                           By:  ______________________________________
                                Elisabeth B. Robert, President and CEO


            ACKNOWLEDGED AND AGREED TO:


            ______________________________
            Robert D. Delsandro