Form 10KSB
period 1998-06-30
VERMONT TEDDY BEAR CO INC
filed 1998-09-28
CIK 912960

U.S. Securities and Exchange Commission
  Washington, D.C. 20549
  Form 10-KSB

  Check the appropriate box:
  [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           [Fee Required]
           For the fiscal year ended     June 30, 1998   .
  [    ]  Transition report under Section 13 or 15(d) of the Exchange
  Act
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

  6655 Shelburne Road, Post Office Box 965
  Shelburne, Vermont 05482
  (802) 985-3001
  (Address of principal executive offices)

  Securities registered under Section 12(b) of the Exchange Act:
  Title of each class      Name of each exchange on which registered
  Common Stock, par value $.05 per share       NASDAQ Smallcap Market

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

  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  The issuer's revenues for its most recent fiscal year ended June 30, 1998 were $17,207,543.

  The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on July 24, 1998, as reported on NASDAQ, was $6,479,666.

  As of July 24, 1998, there were 5,195,733 shares of the issuer's common stock issued and 5,183,733 shares outstanding.

  Documents Incorporated By Reference

  The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-KSB:

  Proxy Statement for 1998 Annual Meeting of the issuer's stockholders:
  Part III, Items 9, 10, 11 and 12.

  Transitional Small Business Disclosure Format (check one): Yes
  ; No   X  .

  The Vermont Teddy Bear Co., Inc.
  1998 Form 10-KSB Annual Report


  Table of Contents

                                                                   Page

  Item 1.   Description of Business                                   3

  Item 2.   Description of Property                                   8

  Item 3.   Legal Proceedings                                         9

  Item 4.   Submission of Matters to a Vote of Security Holders      10

  Item 5.   Market for Common Equity and Related
            Stockholder Matters                                      10

  Item 6.   Management's Discussion and Analysis or Plan
            of Operation                                             12

  Item 7.   Financial Statements                                     15

  Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure                   15

  Item 9.   Directors, Executive Officers, Promoters and
            Control Persons; Compliance With Section
            16(a) of the Exchange Act                                15

  Item 10.  Executive Compensation                                   15

  Item 11.  Security Ownership of Certain Beneficial Owners
            and Management                                           16

  Item 12.  Certain Relationships and Related Transactions           16

  Item 13.  Exhibits and Reports on Form 8-K                         16

  Signatures                                                         22

  Index to Financial Statements                                      23


  Item 1.  Description of Business

       Founded in 1981 and incorporated in 1984, The Vermont Teddy Bear Co., Inc. (the "Company"), with its principal offices located at 6655 Shelburne Road, Shelburne, Vermont, is a designer, manufacturer, and direct marketer of teddy bears and related products.


       Principal Distribution Methods

       The Company uses a variety of channels to market its products, of which the largest is its Bear-Gram delivery service, comprising 72.0 percent of net revenues for the fiscal year ended June 30, 1998.
  Other principal avenues of distribution include Company-owned retail stores, direct mail catalogs, and licensing and wholesale agreements. The Company's sales are heavily seasonal, with Valentine's Day, Christmas, and Mother's Day as the Company's largest sales seasons.

                            Primary distribution methods
                            for the twelve months ended June 30,
                            1998      1997      1996      1995
       Bear-Grams*         72.0%     70.0%     75.8%     78.7%
       Retail Operations   18.0%     17.7%     12.9%      9.2%
       Direct Mail          9.2%     10.9%      7.2%      8.8%
       Other                0.8%      1.4%      4.1%      3.3%
            * Excludes Bear-Gram revenues from retail operations.

       The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Orders for the Bear-Gram deliver service are generally placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives, called Bear Counselors. Customers can also visit the Company's website (www.vtbear.com) and place their orders on-line. The Company offers teddy bears in a variety of sizes and colors, as well as approximately 100 different teddy bear outfits to further personalize the teddy bear. Orders placed by 4:00 pm can be shipped the same day; packages are delivered primarily via United Parcel Service and other carriers by next-day air or ground delivery service.

       The Bear-Gram delivery service has been the most significant factor in the historical growth of the Company. Although the Bear-Gram delivery service was first introduced on a small scale in 1985, the Company's marketing effort throughout the 1980's focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram delivery service on radio station WHTZ ("Z-100") in New York City, positioning it as a novel gift for Valentine's Day, and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the service was expanded to other major radio markets across the country. Primarily through the Bear-Gram delivery service, the Company increased its net revenues from approximately $351,000 in 1989 (the year prior to the initial New York City Bear-Gram campaign) to a peak of $20,561,000 in 1994. Total revenues were $17,208,000 for the twelve months ended June 30, 1998.

       Since 1990, the Company has expanded the radio marketing of its Bear-Gram delivery service beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States. During the twelve-month period ended June 30, 1998, the Company regularly placed advertising on a total of 44 radio stations in twelve of the twenty largest market areas in the United States. For Valentine's Day, the Company's peak Bear-Gram sales season, the Company advertised on 162 radio stations in 44 different markets.

  The following table shows the Company's largest markets and most frequent reasons given by customers for purchasing the Company's Bear-
  Grams:

                      Percentage of Bear-Grams for the
                      twelve months ended June 30,
                           1998       1997      1996      1995
  Markets
       New York City       37.8%     40.8%     35.5%     38.6%
       Boston              13.4%     13.2%      9.5%      9.5%
       Philadelphia         8.9%     11.6%      8.9%      7.3%
       Chicago              6.5%      8.9%      7.3%      8.5%
       Los Angeles          6.3%      5.8%      4.0%      3.8%


  Reasons for Purchases
       Valentine's Day     27.7%     22.1%     20.8%     19.2%
       Birthdays           11.8%     11.6%     13.4%     15.0%
       New Births          11.6%     10.3%     12.8%      9.9%
       Get Wells           11.0%      9.7%     12.0%     10.4%

       Christmas            8.4%      5.6%      8.6%     10.4%

       Included in Bear-Gram revenues are sales from the Company's internet website, www.vtbear.com. A total of 396,000 "hits" were recorded during the twelve months ended June 30, 1998, more than double the 195,000 hits received during the twelve months ended June 30, 1997. All radio advertisements are tagged with a reference to the web site, which, in turn, provides visual support for the radio advertising and the opportunity for customers to place orders on-line.

       In the year ahead, the Company plans to expand its Bear-Gram radio advertising into more of the top fifty radio markets with the goal of efficiently and effectively maximizing the number of radio listeners reached.

       In aggregate, retail stores were second only to Bear-Grams in their contribution to sales in the fiscal year ended June 30, 1998, at
  18.0 percent of net revenues. In an effort to diversify the Company's distribution channels, the Company had placed a greater emphasis on other forms of marketing, including the establishment of Company-owned satellite retail stores, over the past two years.

       Due to continued unprofitability in its satellite stores, the Company has reversed its retail expansion strategy, closing its New York City store on December 7, 1997, and its Freeport, Maine store on August 11, 1998. Additionally, the Company will close its North Conway, New Hampshire store in October, 1998, which will leave the Company's factory in Shelburne, Vermont as the only retail store location. The Company actively promotes family tours of its teddy bear factory and store in Shelburne, located ten miles south of Burlington, Vermont. The factory drew over 129,000 visitors in the twelve-month period ended June 30, 1998, and has drawn more than 390,000 visitors since moving to its new location in July 1995. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

  The Company also generates revenues from direct mail initiatives.
  For the fiscal year ended June 30, 1998, direct mail accounted for 9.2 percent of net revenues. The Company introduced its first catalog for Christmas of 1992, and has accumulated an in-house mailing list in excess of 1,500,000 names. During the twelve months ended June 30, 1998, more than 15 million circulated pages were mailed to prospective customers. The Company intends to increase the number of circulated pages in the year ahead, primarily through renting and exchanging of additional names from other catalogs and mailing to more names on the in-house mailing list.


       Competitive Business Conditions

       The Company competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by telephone for special occasions and delivered by express service in a manner similar to Bear-Grams. The Company also competes with a number of companies that sell teddy bears in the United States, including, but not limited to, Steiff of Germany, Dakin, North American Bear, and Gund. Many of these competitors have greater financial, sales, and marketing resources than the Company.

  The Company also competes with businesses that market and sell teddy bears in a manner similar to Bear-Grams, including "Pooh-Grams" by certain subsidiaries of Disney Enterprises, Inc. On May 16, 1997, The Vermont Teddy Bear Co., Inc. filed suit against the Disney subsidiaries alleging that "Pooh-Grams" infringed on the Company's marks and sough to enjoin the sale of "Pooh-Grams." On September 9, 1997, the two companies entered into an agreement to resolve their dispute, whereby Disney will continue to offer its Pooh-Gram products and services but will voluntarily limit its use of the Pooh-Gram mark in certain advertising. The Company, in turn, will be allowed to offer certain Winnie The Pooh merchandise for sale in its mail order catalog but will not offer such merchandise in conjunction with its Bear-Gram program.

  There are no material barriers to entry into this market, and accordingly, there can be no assurance that additional companies will not seek to compete directly with the Company, including those with greater resources than the Company.


       Principal Products

       From its inception, the Company's focus has been to design and manufacture the best teddy bears made in America. The Company manufactures its bears in the United States, with the exception of some products for its corporate and wholesale channels. The Company believes that, apart from its own product, most of the teddy bears sold in the United States are manufactured in foreign countries, and that the Company is the largest manufacturer of teddy bears made in the United States. Additionally, the Company has started to source raw materials from offshore for its Shelburne-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply.

       The move offshore represents a significant departure from the Company's historical position as an American manufacturer using almost exclusively American materials. The Company's strategic repositioning involves a commitment to ensuring that our partners provide decent, lawful working environments, and the Company obtains a written statement to that effect from each off-shore vendor prior to any transaction.

  The Company produces many different sizes of bears, ranging from 11" to 72" tall, in six standard colors. Virtually all of the Company's teddy bears have moveable joints, a feature associated with traditional, high-quality teddy bears. Additionally, approximately 100 different bear outfits are manufactured, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. Forty-four percent of the outfits were outsourced to overseas contractors during the twelve months ended June 30, 1998.

       In addition to its own manufactured product, the Company sells items related to teddy bears, as well as merchandise from other manufacturers featuring the logo of The Vermont Teddy Bear Company. Items such as apparel, jewelry, books, and ornaments are available primarily in the Company's retail stores and to a lesser extent through its direct mail catalog. The Company also sells stuffed toys that have been manufactured by other companies, such as Gund and Steiff of Germany. The Company intends to reverse this product strategy in the year ahead, in order to focus more attention on the sale of the Company's own manufactured products, including those manufactured offshore.


       Sources and Availability of Materials, Supplies, and Production

       Raw materials for the Company's bears and outfits are obtained from several suppliers. The Company presently purchases certain of its raw materials from single suppliers, but believes that alternate sources of supply are available at competitive prices, should conditions warrant.

  Fabric for all teddy bears is cut at the Company's Shelburne factory prior to being sewn. Sewing of bear parts (arms, legs, bodies, and heads) is done by employees, as well as by homeworkers and other subcontractors. Once individual parts are sewn, they are returned to the factory for mechanical stuffing. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, hand-stuffing the bodies, and hand-stitching the backs. The Company also produces and subcontracts outfits for the bears, which are then "dressed" to meet customer requests.


  Patents, Trademarks, and Licenses

  The Company's name in combination with its original logo is a registered trademark in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Bear-Gram, " "Teddy Bear-Gram, " and "Make-A-Friend-For-Life." The Company also owns the registered service marks "Bear Counselor," "Vermont Bear-Gram" and "Racer Ted," and has applications pending to register the Company's second and third Company logos, "Bearanimal," "Coffee Cub," "Teddy-Grams," "Vermont Baby Bear," "Vermont Teddy Wear," "Vermont Bear-Gram," "The Great American Teddy Bear," "All-American Teddy Bear" and "Beau and Beebee."

  The Company also owns the registered trademark "Vermont Teddy
  Bear" in Japan, and also has an application pending to register "The Great American Teddy Bear" in Japan.

  The Company also claims copyright, service mark or trademark protection for its teddy bear designs, its marketing slogans, and its advertising copy and promotional literature.


       Employees

       As of June 30, 1998, the Company employed 181 individuals, of whom 94 were employed in production-related functions, 67 were employed in sales and marketing positions, and 20 were employed in general and administrative positions. No employees are members of a union, and the Company believes it enjoys favorable relations with all employees.

       The Company supplements its regular in-house work force with homeworkers who perform production functions at their homes. The level of outsourced work fluctuates with Company production targets; at June 30, 1998, there were 21 homeworkers producing products for the Company. Homeworkers are treated by the Company as independent contractors for all purposes, except for withholding of federal employment taxes. As independent contractors, homeworkers are free to accept or reject work offered by the Company. This working relationship allows the Company to adapt to fluctuations in production requirements.


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

  On July 18, 1997, the Company completed a sale-leaseback transaction, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage loan agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is repayable on a twenty-year amortization schedule through July 2017.

  The Company has a three-year lease on 10,000 square feet of inventory space at a separate location in Shelburne, Vermont, one mile north of the factory, for $56,000 annually. The Company also has the following lease agreements for its retail stores:

                      Square    Annual    1999 Rent  End of Lease
  Location            Footage   Rent      Obligation Obligation
  North Conway, NH    6,000     $ 49,608  $ 28,938     1/31/1999
  New York City, NY   2,600     $300,000  $300,000    10/23/2006
  Freeport, ME        6,000     $240,000  $ 25,644      8/6/1998

  The annual rent listed in the table above is for fiscal year 1999 only. These figures for rent expense are the cash payments due to the respective lessors, which may differ from the actual amount expensed for accounting purposes in any given fiscal year.
  The 1999 rent exposure reflects the closure of the North Conway and Freeport stores, but does not reflect a replacement tenant for the New York City retail location, as no definitive contract has been signed at the time of this filing.

  On July 29, 1998, in accordance with provisions in its lease, the Company formally notified its North Conway, New Hampshire landlord of its intent to close its retail store, and as a result, will have no further lease obligation effective February 1, 1999.

  On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and as such, the Company incurred no rent expense during that period, and the landlord's insurance carrier covered the rent payments on behalf of the Company from April 10, 1998 to June 30, 1998. The Company is currently making its best efforts to find a replacement tenant for its space, and, as of June 30, 1998, has accrued $145,000 for this contingency, which is included in accrued expenses in the accompanying financial statements. (If no replacement tenant is found, the annual rent for the Company's New York City location will increase to $330,000, effective January 1, 2000, and to $363,000, effective January 1, 2003.)

  After reaching an agreement on June 12, 1998 to have Abercrombie and Fitch, a national clothing retailer, take over its Freeport, Maine space, the Company closed that store location on August 11, 1998, and its lease obligation ended on August 6, 1998.

  Item 3.  Legal Proceedings

       The Company is not currently a party to any material legal proceedings.

  On September 9, 1997, the Company entered into a binding settlement agreement in its lawsuit against The Walt Disney Catalog, Inc., Disney Enterprises, Inc., and the Disney Store, Inc. ("Defendants"), entitled The Vermont Teddy Bear Co., Inc. v. The Walt Disney Catalog, Inc., Disney Enterprises, Inc., and the Disney Store, Inc. The suit, originally filed on May 16, 1997, in the United States District Court for the Eastern District of Virginia, Civil Action No. 97-762-A, alleged trademark and trade dress infringement and unfair competition in connection with the Company's service marks Bear-Gram, Vermont Bear-Gram, and the Company's logo. The settlement provides for certain assurances that the Defendants will adequately distinguish their trademarks and service marks from those of the Company and limit their use of the Pooh-Gram mark in certain advertising. The Company remains committed to preserving and strengthening all of its trademarks and servicemarks.


  Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


  Item 5.  Market for Common Equity and Related Stockholder Matters

       Market Information

       At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November, 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. To date, NASDAQ has been the principal market for the exchange of the freely tradable shares of the Company's Common Stock. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 1996 and June 30, 1998, the high and low sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

  Quarter Ended            High           Low
  June 30, 1998            $ 1.63         $ 1.06
  March 31, 1998           $ 1.63         $ 0.75
  December 31, 1997        $ 2.13         $ 0.88
  September 30, 1997       $ 2.56         $ 1.06
  June 30, 1997            $ 1.88         $ 1.00
  March 31, 1997           $ 2.88         $ 1.38
  December 31, 1996        $ 3.25         $ 2.25
  September 30, 1996       $ 3.38         $ 2.13

       Description of Securities

       Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of an additional 172,500 shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market, and continues to hold these shares as treasury stock. From March 1, 1996 to June 30, 1998, 23,233 shares of the Company's Common Stock were issued pursuant to the exercise of employee Incentive Stock Options. As a result of these activities, there were 5,183,733 shares of the Company's Common Stock outstanding, held of record by 1,553 shareholders as of June 30, 1998.

       There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share plus cumulative dividends of eight percent per annum. There has been no change in the number of Series A preferred shares, and the original shareholder remains the sole shareholder of Series A Preferred Stock.

       On July 12, 1996, the Company privately placed $550,000 of Series B convertible Preferred Stock. The 204,912 Series B preferred shares, held of record by twelve shareholders, are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 12, 1997. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and the 204,912 shares of Series B Preferred Stock are now convertible into 482,441 shares of Common Stock. Common shares issued as the result of the conversion of the Series B Preferred Stock shall be considered "restricted securities" and shall be subject to certain registration rights. On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

       On September 25, 1998, after receiving Common stockholder approval on September 11, 1998, the Company entered into an agreement to privately place $600,000 of Series C Convertible Redeemable Preferred Stock. Consummation of the agreement is subject to certain conditions. Each of the sixty Series C shares will have a liquidation value of $10,000 per share, and will be convertible into 8,264 shares of the Company's Common Stock. The Series C Stock will require redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Stock will carry voting rights on an as-converted basis, and, as a class, will have the right to elect two members to the Company's Board of Directors. Accompanying the issuance of the Series C Stock will be warrants to purchase 495,868 shares of the Company's Common

  Stock at an exercise price of $1.21 per share, which will expire seven years from the date of issuance. Both the Series C Stock and the accompanying warrants will carry certain anti-dilution provisions.


       Dividends

       The Company has never paid cash dividends on any shares of its Common Stock, and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. The Company's ability to pay dividends on its Common Stock is limited by the preferences of certain classes of Preferred Stock, as well as certain indebtedness, and may be further limited by the terms of Preferred Stock issued or other indebtedness incurred by the Company in the future. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

  The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock is not entitled to receive dividends. The Series C Preferred Stock is entitled to a six percent dividend, to be paid in additional shares of Series C Preferred Stock for the first five years and thereafter either in cash or Series C Preferred Stock, at the Company's discretion.


  Item 6.  Management's Discussion and Analysis or Plan of Operation

  The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 1997. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
  Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions that predict or indicate future events and trends, and that do not relate to historical matters, identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


  Results of Operations

       Comparison of Fiscal Year 1998 and Fiscal Year 1997

       Net revenues for the fiscal year ended June 30, 1998 totaled $17,208,000, an increase of $719,000 from net revenues of $16,489,000 for the fiscal year ended June 30, 1997. By business segment, Bear-Gram revenues, which include internet revenues, increased $853,000, attributable to increased sales from the Company's www.vtbear.com website. Retail store net revenues increased by $194,000, principally due to the opening of the Company's Freeport, Maine retail store in August 1997. Wholesale revenues increased $11,000, while licensing revenues decreased $115,000. Direct mail revenues decreased $224,000 as the Company cut back on the number of circulated pages, in response to poor performance of significantly larger mailings during the prior fiscal year.

       Gross margin increased by $389,000 to $9,810,000 for the fiscal year ended June 30, 1998, from $9,421,000 for the fiscal year ended June 30, 1997. As a percentage of net revenues, gross margin decreased to 57.0 percent for the fiscal year ended June 30, 1998, from 57.1 percent for the fiscal year ended June 30, 1997.

       Selling expenses totaled $7,867,000, or 45.7 percent of net revenues, for the fiscal year ended June 30, 1998, a decrease from $7,961,000, or 48.3 percent of net revenues, for the comparable period ending June 30, 1997. This $94,000 decrease was attributable primarily to lower costs associated with smaller catalog circulation, which more than offset higher operational costs and write-offs of leasehold improvements for all three of the Company's off-site retail stores.

       General and administrative expenses were $3,032,000 for the fiscal year ended June 30, 1998, compared to $2,938,000 for the twelve-month period ended June 30, 1997. An increase in legal fees and unanticipated expenses related to the un-sublet portion of the Company's Freeport, Maine retail location more than offset reduced wages in general and administrative departments due to headcount reduction. As a percentage of net revenues, general and administrative expenses were 17.6 percent for the fiscal year ended June 30, 1998, compared to 17.8 percent for the fiscal year ended June 30, 1997.

       As a result of the foregoing factors, the net loss to Common Stockholders for the fiscal year ended June 30, 1998 was $1,756,000, compared to a net loss to Common Stockholders of $1,974,000 for the twelve months ended June 30, 1997.


       Liquidity and Capital Resources

       As of June 30, 1998, the Company's cash position increased to $1,527,000, from $442,000 at June 30, 1997. Of the $1,527,000,
  $361,000 is classified as restricted cash; there was $365,000 of restricted cash at June 30, 1997. The largest component of the restricted cash is $300,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the

  Vermont National Bank and was required to be maintained as part of the Company's sale-leaseback transaction. Proceeds from financing activities and a decrease in inventory more than offset capitalized financing costs and decreases in accounts payable.

       Inventory levels of materials and finished goods and work-in-process totaled $2,396,000 at June 30, 1998, compared to $3,302,000 at June 30, 1997. The decrease is primarily the result of successful Valentine's Day and Mother's Day selling seasons. Accounts payable totaled $1,846,000 at June 30, 1998, compared to $2,563,000 at June 30, 1997. As the Company's cash position improved over the course of the fiscal year, the Company was able to pay its trade payables on a more timely basis.

       On September 25, 1998, after receiving Common stockholder approval on September 11, 1998, the Company entered into an agreement to privately place $600,000 of Series C Convertible Redeemable Preferred Stock. Consummation of the agreement is subject to certain conditions. Each of the sixty Series C shares will have a liquidation value of $10,000 per share, and will be convertible into 8,264 shares of the Company's Common Stock. The Series C Stock will require redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Stock will carry voting rights on an as-converted basis, and, as a class, will have the right to elect two members to the Company's Board of Directors. Accompanying the issuance of the Series C Stock will be warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.21 per share, which will expire seven years from the date of issuance. Both the Series C Stock and the accompanying warrants will carry certain anti-dilution provisions.

       On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (Prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 were canceled upon the issuance of this new note.) The right to exercise these warrants begins December 31, 1999, and expires the earlier of December 31, 2004 or five years after the full repayment of the loan and existing notes.

  On July 18, 1997, the Company completed a sale-leaseback transaction, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs of $679,000 associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017.

  On July 12, 1996, the Company privately placed $550,000 of Series
  B convertible Preferred Stock. The 204,912 Series B preferred shares, held of record by twelve shareholders, are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 12, 1997. Accompanying the issuance of the Preferred Stock were warrants to purchase 204,912 shares of the Company's Common at a price of $2.434 per share, exercisable between July 12, 1997 and July 12, 1999, subject to certain anti-dilution provisions (see footnote 9).
  In addition, finder's warrants for 10,245 common shares were issued with the same terms and conditions. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and the 204,912 shares of Series B Preferred Stock are now convertible into 482,441 shares of Common Stock, and the warrants in aggregate now provide the right to purchase 523,692 shares of Common Stock at an exercise price of $1.00 per share. Common shares issued as the result of the conversion of the Series B Preferred Stock and the exercise of the accompanying warrants shall be considered "restricted securities" and shall be subject to certain registration rights. On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

       The Company has been operating without a working capital line of credit facility since July 18, 1997. The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.

       Year 2000 Disclosure

       The Company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. Based on currently available information, all necessary changes are expected to occur in a timely manner. The cost of these changes, which incorporates amounts to handle additional capacity, is expected to be approximately $500,000, which is based on management's best estimates and may be changed as additional information becomes available. Although the Company is working with suppliers and customers regarding this issue, no assurance can be given with respect to any potential adverse effects on the Company of any failure by other parties to achieve year 2000 compliance.


  Item 7.  Financial Statements

       The list of financial statements set forth under the caption "Index to Financial Statements" on page 23 below is incorporated herein by reference.


  Item 8.  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure

       Not applicable.


  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act

       Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experiences is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting and is specifically incorporated herein by reference.


  Item 10.   Executive Compensation

       Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting and is specifically incorporated herein by reference.


  Item 11.  Security Ownership of Certain Beneficial Owners and
  Management

       Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting and is specifically incorporated herein by reference.


  Item 12.  Certain Relationships and Related Transactions

       Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 1998 Annual Meeting and is specifically incorporated herein by reference.


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

  4.8 Stock Purchase Warrant Agreement, dated December 31, 1997, in connection with the $200,000 Term Loan of Green Mountain Capital

  (filed with the Securities and Exchange Commission as exhibit 4.8 to the Company's 10-QSB for the quarter ended December 31, 1997, and incorporated herein by reference.)

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

  10.25 Loan Agreement, dated December 26, 1995, between Green Mountain Capital, L.P. and the Company, in connection with a $500,000 Term Loan (filed with the Securities and Exchange Commission as exhibit 10.25 to the Company's 10-QSB for the quarter ended December 31, 1995 and incorporated herein by reference).

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

  10.34 Lease Agreement, dated October 24, 1996, in connection with the Company's lease of 2,600 square feet at 538 Madison Avenue in New York, New York (filed with the Securities and Exchange Commission as exhibit 10.34 to the Company's 1997 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

  10.35 Consulting Agreement, dated December 31, 1996, between the Company and Venture Management Group, Inc., regarding the provision of consulting services to the Company (filed with the Securities and Exchange Commission as exhibit 10.35 to the Company's 1997 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

  10.36 Lease Agreement, dated January 17, 1997, in connection with the Company's lease of 6,000 square feet at 55 Main Street in Freeport, Maine (filed with the Securities and Exchange Commission as exhibit 10.36 to the Company's 1997 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

  10.37     Lease Agreement, dated July 10, between the Company and URSA
  (VT) QRS-30, Inc., regarding the sale-leaseback of the Company's headquarters in Shelburne, Vermont (filed with the Securities and Exchange Commission as exhibit 10.37 to the Company's 1997 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

  10.38 Binding commitment letter, dated October 10, 1997, from Green Mountain Capital LP, in connection with a $200,000 term loan (filed with the Securities and Exchange Commission as exhibit 10.38 to the Company's 1997 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

  10.39 Agreement, dated as of October 10, 1997, between the Company and R. Patrick Burns, providing the terms of Mr. Burns' separation and consulting agreement with the Company (filed with the Securities and Exchange Commission as exhibit 10.39 to the Company's 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference).

  10.40 Employment Agreement, dated December 3, 1997, between the Company and Elisabeth B. Robert (filed with the Securities and
  Exchange Commission as exhibit 10.40 to the Company's 10-QSB for the quarter ended December 31, 1997 and incorporated herein by reference).

  10.41 Loan Agreement, dated December 31, 1997, between Green Mountain Capital, L.P. and the Company, in connection with a $200,000 Term Loan (filed with the Securities and Exchange Commission as exhibit 10.41 to the Company's 10-QSB for the quarter ended December 31, 1997 and incorporated herein by reference).

  10.42 Convertible Note, dated December 31, 1997, in the principal amount of $200,000, issued in connection with the $200,000 Term Loan of Green Mountain Capital (filed with the Securities and Exchange Commission as exhibit 10.42 to the Company's 10-QSB for the quarter ended December 31, 1997 and incorporated herein by reference).

  10.43 Employment Agreement, dated March 13, 1998, between the Company and Spencer C. Putnam (filed with the Securities and Exchange Commission as exhibit 10.43 to the Company's 10-QSB for the quarter ended March 31, 1998 and incorporated herein by reference).

  10.44 Employment Agreement, dated April 30, 1998, between the Company and Robert D. Delsandro, Jr. (filed with the Securities and Exchange Commission as exhibit 10.44 to the Company's 10-QSB for the quarter ended March 31, 1998 and incorporated herein by reference).

  10.45 Non-Binding Proposal and Management Agreement, dated May 21, 1998, between the Company and The Shepherd Group LLC, in connection with the Company's private placement of sixty shares of Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as Exhibits A and B to the Company's definitive proxy statement for its Special Meeting of Stockholders held September 11, 1998 and incorporated herein by reference).

  10.46 Amendment to Employment Agreement, dated June 1, 1998, between the Company and Elisabeth B. Robert (filed herein).

  10.47 Securities Purchase Agreement, dated September 25, 1998, between the Company and The Shepherd Group LLC, in connection with the Company's private placement of sixty shares of Series C Convertible Redeemable Preferred Stock (filed herein).

  23.1 Consent of Arthur Andersen, LLP, dated September 25, 1998 (filed herein)

  24   Power of Attorney (filed with the Securities and Exchange
  Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference.

  Reports on Form 8-K

       As reported on June 8, 1998

  On Friday, May 22, 1998, The Vermont Teddy Bear Co., Inc. entered into a letter of intent with The Shepherd Group, L.L.C., of Acton, Massachusetts to sell, in a private placement, sixty shares of a new series of preferred stock to be designated "Series C Convertible Redeemable Preferred Stock." ("Series C Preferred") The Shepherd Group will invest $600,000 in exchange for the sixty shares of Series C Preferred, which will have a six percent cumulative dividend, and each share will be convertible into 8,264.467 shares of the Company's Common Stock. The holders of the Series C Preferred shall be entitled to vote as a class for two directors of the Company and shall be entitled to vote, on an as-converted basis, on all other matters on which the Company's Common Stockholders are entitled to vote. In addition to sixty shares of Series C Preferred, the Shepherd Group will also receive warrants to purchase an additional 495,868 shares of the Company's Common Stock at an exercise price of $1.21 per share.

  Consummation of the transactions contemplated by the letter of intent is subject to the preparation of binding agreements and various approvals and contingencies described in the letter of intent and term sheet.






  Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      THE VERMONT TEDDY BEAR CO., INC.

  Dated:  September 28, 1998    By:  /s/ Elisabeth B. Robert,
                                Elisabeth B. Robert, President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


  Dated:  September 28, 1998    By:/s/ Jason Bacon,

                                Jason Bacon, Director

  Dated:  September 28, 1998    By:/s/ R. Patrick Burns,
                                R. Patrick Burns, Director

  Dated:  September 28, 1998    By:/s/ Fred Marks,
                                Fred Marks, Director and
                                Chairman of the Board

  Dated:  September 28, 1998    By:/s/ Joan H. Martin,
                                Joan H. Martin, Director

  Dated:  September 28, 1998    By:/s/ Spencer C. Putnam,
                                Spencer C. Putnam, Director,
                                Vice President and Secretary

  Dated:  September 28, 1998    By:/s/ Elisabeth B. Robert,
                                Elisabeth B. Robert, Director,
                                President, Treasurer,  Chief
                                Executive Officer and Chief
                                Financial Officer









  The Vermont Teddy Bear Co., Inc.
  1998 Form 10-KSB Annual Report


  Index To Financial Statements

                                                         Page

  Report of Independent Public Accountants                 24

  Balance Sheets as of June 30, 1998 and 1997              25

  Statements of Operations for the Years
  Ended June 30, 1998 and 1997                             26

  Statements of Stockholders' Equity for
  the Years Ended June 30, 1998 and 1997                   27

  Statements of Cash Flows for the Years
  Ended June 30, 1998 and 1997                             28

  Notes to Financial Statements                            29

  Report of Independent Public Accountants


  To the Stockholders and Board of Directors of The Vermont Teddy Bear Co., Inc.:


  We have audited the accompanying balance sheets of The Vermont Teddy Bear Co., Inc. (a New York corporation) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The
  Vermont Teddy Bear Co., Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                     ARTHUR ANDERSEN LLP


  Boston, Massachusetts
  August 18, 1998,
  except with respect to the matter
  discussed in Note 11, as to which
  the date is September 25, 1998.
















  The Vermont Teddy Bear Co., Inc.
  Balance Sheets
  June 30, 1998 and 1997



                                     1998           1997
  ASSETS
  Current Assets:
  Cash and cash equivalents
    (includes restricted cash of
    $361,000 and $365,000,
    respectively)                    $  1,527,052   $    441,573
  Accounts receivable, trade               51,538         46,304
  Inventories                           2,396,245      3,302,313
  Prepaid expenses and other
    current assets                        444,229        386,947
  Deferred income taxes                   233,203        259,016
                                     ------------   ------------
       Total Current Assets             4,652,267      4,436,153

  Property and equipment, net           8,844,475      9,845,935
  Deposits and other assets               903,110        272,348
  Note receivable                          87,500         95,000
                                     ------------   ------------
       Total Assets                  $ 14,487,352   $ 14,649,436
                                     ============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Line of credit                     $          -   $    550,000
  Short-term notes payable                 45,603              -
  Current portion of:
    Long-term debt                        231,133      3,443,096
    Capital lease obligations             225,738        103,759
  Accounts payable                      1,846,042      2,562,536
  Accrued expenses                        916,191        585,347
                                     ------------   ------------
       Total Current Liabilities        3,264,707      7,244,738

  Long-term debt,net of
    current portion                       338,317        372,999
  Capital lease obligations, net
    of current portion                  5,748,182        209,054
  Deferred income taxes                   233,203        259,016
                                     ------------   ------------
       Total Liabilities             $  9,584,409   $  8,085,807

  Stockholders' Equity:
  Preferred stock, $.05 par value:
    Authorized 1,000,000 Series A;
      issued and outstanding,
      90 shares.                     $  1,044,000   $    972,000
    Authorized 375,000 Series B;
      issued and outstanding,
      204,912 shares.                      10,245         10,245
  Common stock, $.05 par value:
    Authorized 20,000,000 shares;
    issued 5,195,733 shares,
    outstanding 5,183,733 shares.         259,787        258,638
  Additional paid-in capital           10,587,316     10,565,482
  Treasury stock, at cost,
    12,000 shares                        (106,824)      (106,824)
  Accumulated deficit                  (6,891,581)    (5,135,912)
                                     ------------   ------------
       Total Stockholders' Equity    $  4,902,943   $  6,563,629

       Total Liabilities and
       Stockholders' Equity          $ 14,487,352   $ 14,649,436
                                     ============   ============


  The accompanying notes are an integral part of these financial statements.




  The Vermont Teddy Bear Co., Inc.
  Statements of Operations
  For the Years Ended June 30, 1998 and 1997

                                     1998           1997

  Net Revenues                       $ 17,207,543   $ 16,489,482
  Cost of Goods Sold                    7,397,450      7,068,549
                                     ------------   ------------
       Gross Profit                     9,810,093      9,420,933

  Selling, General and
    Administrative Expenses:
       Selling Expenses                 7,866,843      7,961,003
       General and
         Administrative Expenses        3,031,716      2,938,251
                                     ------------   ------------
                                       10,898,559     10,899,254
                                     ------------   ------------
       Operating Loss                  (1,088,466)    (1,478,321)
  Interest Income                          26,126         53,267
  Interest Expense                       (650,572)      (464,765)
  Other Income (Expense)                   29,243        (11,963)
                                     ------------   ------------
       Loss Before Income Taxes        (1,683,669)    (1,901,782)
  Income Tax Provision                          -              -
                                     ------------   ------------
       Net Loss                        (1,683,669)    (1,901,782)
  Preferred Stock Dividends               (72,000)       (72,000)
                                     ------------   ------------
  Net Loss -- Common Stockholders    $ (1,755,669)  $ (1,973,782)
                                     ============   ============


   Basic Net Loss Per Common Share   $      (0.34)  $      (0.38)
                                     ============   ============

   Diluted Net Loss Per Common Share $      (0.34)  $      (0.38)
                                     ============   ============


  Weighted Average Number of Common
       Shares Outstanding               5,172,475      5,160,750
                                     ============   ============

  Weighted Average Number of Diluted
       Common Shares Outstanding        5,172,475      5,160,750
                                     ============   ============


  The accompanying notes are an integral part of these financial statements.

  The Vermont Teddy Bear Co., Inc.
  Statements of Stockholders' Equity
  For the Years Ended June 30, 1998 and 1997

                                Preferred Stock   Preferred Stock
                                Series "A"        Series "B"
                                Shares   Amount   Shares    Amount
  Balance at June 30, 1996      90   $  900,000   -       $      -
  Sale of Preferred Stock        -            -   204,912   10,245
  Net Loss                       -            -         -        -
  Preferred Stock Dividends      -       72,000         -        -
                                --   ----------   ------- --------
  Balance at June 30, 1997      90   $  972,000   204,912 $ 10,245

  Exercise of Stock Options      -            -         -        -
  Net Loss                       -            -         -        -
  Preferred Stock Dividends      -       72,000         -        -
                                --   ----------   ------- --------
  Balance at June 30, 1998      90   $1,044,000   204,912 $ 10,245
                                ==   ==========   ======= ========

                                                      Additional
                                Common Stock          Paid-In
                                Shares     Amount     Capital
  Balance at June 30, 1996      5,172,750  $ 258,638  $ 10,074,595
  Sale of Preferred Stock               -          -       490,887
  Net Loss                              -          -             -
  Preferred Stock Dividends             -          -             -
                                ---------  ---------  ------------
  Balance at June 30, 1997      5,172,750  $ 258,638  $ 10,565,482

  Exercise of Stock Options        22,983      1,149        21,834
  Net Loss                              -          -             -
  Preferred Stock Dividends             -          -             -
                                ---------  ---------  ------------
  Balance at June 30, 1998      5,195,733  $ 259,787  $ 10,587,316
                                =========  =========  ============



                                                     Total
                            Treasury   Accumulated   Stockholders'
                            Stock      Deficit       Equity
  Balance at June 30, 1996  (106,824)  $(3,162,130)  $ 7,964,279
  Sale of Preferred Stock          -             -       501,132
  Net Loss                         -    (1,901,782)   (1,901,782)
  Preferred Stock Dividends        -       (72,000)            -
                             -------   -----------   -----------
  Balance at June 30, 1997  (106,824)  $(5,135,912)  $ 6,563,629

  Exercise of Stock Options        -             -        22,983
  Net Loss                         -    (1,683,669)   (1,683,669)
  Preferred Stock Dividends        -       (72,000)            -

                             -------   -----------   -----------
  Balance at June 30, 1998  (106,824)  $(6,891,581)  $ 4,902,943
                             =======   ===========   ===========


  The accompanying notes are an integral part of these financial statements












  The Vermont Teddy Bear Co., Inc.
  Statements of Cash Flows
  For the Years Ended June 30, 1998 and 1997

                                     1998           1997
  Cash Flows From Operating Activities:
       Net Loss                      $ (1,683,669)  $ (1,901,782)
  Adjustments to reconcile net
    loss to net cash used for
    operating activities:
       Depreciation and amortization      955,045        943,163
       Loss on sale/disposal of
        fixed assets                      135,633         20,797
       Changes in assets and liabilities:
         Accounts receivable, trade        (5,234)        85,246
         Inventories                      906,068     (1,327,582)
         Prepaid and other
           current assets                 (57,282)      (109,445)
         Deposits and other assets       (662,696)      (174,262)
         Accounts payable                (716,494)     1,208,838
         Accrued expenses and
           other liabilities              330,844         51,869
         Income taxes payable                   -        (37,365)
                                     ------------   ------------
  Net cash used for
    operating activities                 (797,785)    (1,240,523)

  Cash Flows From Investing Activities:
    Acquisition of property
      and equipment                       (98,172)      (509,577)
    Proceeds from sale of fixed assets     40,888              -
    Note receivable                         7,500              -
                                     ------------   ------------
  Net cash used for
    investing activities                  (49,784)      (509,577)

  Cash Flows From Financing Activities:
    Borrowings of short-term debt         313,136      2,069,143
    Borrowings of long-term debt          216,785        357,104
    Payments of short-term debt          (817,533)    (1,519,143)
    Payments of long-term debt         (3,463,430)      (233,916)
    Proceeds from sale-leaseback
      of building and property          5,863,874              -
    Principal payments on capital
      lease obligations                  (202,767)      (104,147)
    Issuance of common stock,
      exercise of stock option             22,983              -
    Issuance of preferred stock                 -        501,132
                                     ------------   ------------
  Net cash provided by
    financing activities                1,933,048      1,070,173

  Net Increase (Decrease) in
    Cash and Cash Equivalents           1,085,479       (679,927)

  Cash and Cash Equivalents,
    Beginning of Year                     441,573      1,121,500

  Cash and Cash Equivalents,
    End of Year                      $  1,527,052   $    441,573
                                     ============   ============

  Supplemental Disclosures of Cash Flow Information:

  Cash paid for interest             $    653,214   $    462,707
  Cash paid for income taxes                3,734          2,218

  Supplemental Disclosures of Non-cash Investing and Financing Activities:

  Capital lease from sale-leaseback
    of building and property         $  5,863,874   $          -



  The accompanying notes are an integral part of these financial statements.



  The Vermont Teddy Bear Co., Inc.
  Notes to Financial Statements
  June 30, 1998


  (1)  Summary of Significant Accounting Policies

            Description of Business and Operations

       The Vermont Teddy Bear Co., Inc. (the Company), which was incorporated under the laws of the State of New York in 1984, is a designer, manufacturer and direct marketer of Vermont-made teddy bears and related products. Principal geographic markets include New York, Boston, Philadelphia, Los Angeles, and Chicago. The Company's sales are heavily seasonal, with Valentine's Day, Christmas and Mother's Day as the Company's largest sales seasons.

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

            Reclassification and Presentation

            Certain items in fiscal year 1997 have been reclassified to conform with 1998 classifications.

            Cash and Cash Equivalents

            All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 1998 and 1997, approximately $361,000 and $365,000 of the Company's cash was restricted, respectively. The largest component of the restricted cash is $300,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Vermont National Bank and was required to be maintained as part of the Company's sale-leaseback transaction.

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

            Depreciation, including amortization of assets covered by capital leases, is calculated using both the straight-line and accelerated methods over the estimated useful lives of the assets, as follows:

  Building                  37 years
  Equipment                5-7 years
  Furniture and fixtures   3-7 years
  Vehicles                   5 years

       Amortization of leasehold improvements is provided over their estimated useful lives or the remaining lease term, whichever is shorter. Renewals and improvements that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

            Income Taxes

            The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method.
  This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the basis of tax assets and liabilities, given the provisions of the enacted tax laws. In view of the Company's recent losses, a valuation allowance has been provided to fully reserve its deferred tax assets due to the uncertainty of their realization. If the Company is able to achieve sufficient profitability to realize all or a portion of its deferred assets, the valuation allowance will be reduced through a credit to the income tax provision in future periods.

            Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

            Advertising

            The Company expenses the production costs of radio and print advertising the first time the advertising takes place. Catalog advertising, consisting primarily of catalogs for the Company's products, is capitalized and amortized over its expected period of future benefits, usually over the four-month period following the initial mailing of the catalog.

            At June 30, 1998 and June 30, 1997, capitalized advertising costs were approximately $53,000 and $15,000, respectively, consisting primarily of trade credits and unamortized direct-response catalogs. Advertising expenses were $4,346,000 and $4,847,000 for the twelve months ended June 30, 1998 and 1997, respectively.

            Impairment of Long-Lived Assets

       The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable.
  The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 1998, no such impairment of assets was indicated.

            Fair Value of Financial Instruments

            In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at June 30, 1998 and 1997.

       Earnings Per Share

  In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted number of common shares outstanding for all periods presented. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The
  Company has applied the provisions of SFAS No. 128 and Staff
  Accounting Bulletin (SAB) No. 98 retroactively to all periods presented.

  The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:

                                                         Years Ended
                                                    6/30/98     6/30/97

  Weighted average number of shares
  used in basic EPS calculation                     5,172,475 5,160,750

  Add: Incremental weighted average common
  shares issuable upon exercise of stock options
  and warrants outstanding                                 --        --

  Weighted average number of shares
  used in diluted EPS calculation                   5,172,475 5,160,750

       Diluted weighted average shares outstanding for 1998 and 1997 exclude all potential common shares from stock options and convertible preferred stock because to include such shares would have been anti-dilutive due to the Company's net loss in both years. As of June 30, 1998 and 1997, 1,612,765 and 1,165,519 potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been anti-dilutive.

  New Accounting Pronouncements

  As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity for the twelve months ended June 30, 1998.

  The Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted by the Company no later than fiscal year 1999. This statement introduces a new model for segment reporting, called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are defined in any manner in which management disaggregates the company, for example, based on products and services, geography, legal structure, etc. The Company will adopt this statement in fiscal year 1999.

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requiring computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 beginning July 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities, requiring all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning July 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.


       (2)  Inventories

            Inventories consist of the following at June 30, 1998 and 1997:

                                        1998           1997
  Raw materials                 $    457,847   $    565,267
  Work-in-process                     21,804        109,838
  Finished goods                   1,916,594      2,627,208
                                ------------   ------------
                                $  2,396,245   $  3,302,313
                                ============   ============


  (3)  Property and Equipment

            Property and equipment consist of the following at June 30, 1998 and 1997:

                                              1998              1997
  Land and land improvements         $   1,398,528     $   1,398,528
  Building                               6,668,134         6,668,134
  Equipment                              3,504,434         3,654,005
  Furniture and fixtures                   381,548           374,769
  Vehicles                                 127,664           122,159
  Leasehold improvements                    65,375           200,296
                                     -------------     -------------
                                     $  12,145,683     $  12,417,891
    Less - Accumulated depreciation
    and amortization                     3,301,209         2,571,956
                                     -------------     -------------
                                     $   8,844,474     $   9,845,935
                                     =============     =============

            Depreciation and amortization expense for the years ended June 30, 1998, and 1997 was $955,045 and $943,163, respectively.


  (4)  Related Party Transactions

            As of June 30, 1996, R. Patrick Burns, the former President of the Company, signed a new agreement with the Company which, at the time, provided for his continued employment through June 30, 2000. In addition to cash compensation and stock options, the Company also increased the amount available to be lent to Mr. Burns to $116,818, and revised the forgiveness schedule on the loan agreement such that all outstanding amounts and related interest charges would have been forgiven on July 29, 2000, provided that Mr. Burns would remain continuously employed by the Company until that date. As of June 30, 1997, the Company had reserved for all loans due from Mr. Burns. On October 10, 1997, Mr. Burns stepped down as President and entered into a consulting agreement with the Company. As of December 31, 1997, the Company accrued and expensed the entire amount due to Mr. Burns under this consulting agreement and will not seek any services from him in the future beyond his capacity as a Director of the Company. The total accrued severance as of June 30, 1998 was $100,000; there was no accrued severance for Mr. Burns as of June 30, 1997. The current amount has been included as a component of accrued expenses in the accompanying financial statements at June 30, 1998.

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

       On June 19, 1995, John N. Sortino resigned as the Chief Executive Officer and President of the Company. The Company entered into a separation agreement with Mr. Sortino on June 19, 1995. Under the separation agreement, Mr. Sortino was entitled to receive (1) cash compensation of $100,000 in calendar 1995 (including compensation totaling $40,430 already paid to Mr. Sortino as Chief Executive Officer of the Company), $120,000 in calendar 1996 and $150,000 in calendar 1997; (2) a bonus of $100,000; (3) the forgiveness of amounts outstanding to the Company, which included approximately $128,000 in principal and $64,000 in accrued interest; and (4) health insurance benefits generally available to employees of the Company. The Company accrued and expensed the entire amount due to Mr. Sortino under this agreement during the six-month period ended June 30, 1995 and will not seek any services from him in the future. The total accrued severance as of June 30, 1997 was approximately $75,000; there was no accrued severance for Mr. Sortino as of June 30, 1998.


  (5)  Indebtedness

       The Company has been operating without a working capital line of credit since July 18, 1997.

  On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (Prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 were canceled upon the issuance of this new note.) The right to exercise these warrants begins December 31, 1999, and expires the earlier of December 31, 2004 or five years after the full repayment of the loan and existing notes. No value has been ascribed to these warrants, as the amount would not be material to the financial statements.

  As of June 30, 1997, the Company had a $1,000,000 revolving line of credit from a bank, which was terminated on July 18, 1997, pursuant to the Company's sale-leaseback transaction.

  The Company's long-term debt consists of the following at June 30, 1998 and 1997:

                                                     1998           1997

  Variable rate (10.25% at June 30, 1997)

     Vermont National Bank building loan
     (see detailed discussion above)           $        -     $3,294,450

  12.0% Green Mountain Capital L.P. notes
     payable (see detailed discussion above)      463,674        397,142
     (see detailed discussion above)

  7.0% Job Development Authority notes, due in
     monthly installments through April 1999,
     secured by inventory, equipment, and
     trade accounts receivable                     11,884         27,012

  7.9% Note payable to bank, due in monthly
     installments through December 1997,
     secured by a vehicle                               -          1,427

  9.0% Note payable to bank, due in monthly
     installments through December 2001,
     secured by a vehicle                          13,395         17,988

  8.5% Note payable to bank, due in monthly
     installments through June 2003, secured
     by a vehicle                                  16,785              -

  7.5% Note payable to North Creek Partners,
     due in monthly installments through
     March 2007                                    48,784         53,274

  9.8% Note payable to financing services,
     due in monthly installments through
     December 1999, secured by a vehicle           14,928         23,234

  13% Unsecured note payable to bank, due in
     monthly installments through February 1998         -          1,568
                                               ----------     ----------
                                               $  569,450     $3,816,095

  Less - Current portion                          231,133      3,443,096
                                               ----------     ----------

  Long-term debt, net of current portion       $  338,317     $  372,999
                                               ==========     ==========

            Certain debt agreements contain covenants that require the Company to, among other things, restrict certain activities, meet certain financial covenants, and periodically submit financial information. As of June 30, 1998, the Company was in compliance with the covenants or had obtained waivers for all covenants for the year ended June 30, 1998.

       Scheduled future long-term debt maturities are as follows:

  Period ending June 30,
  1999                          $    231,133
  2000                               167,797

  2001                               102,943
  2002                                43,628
  2003                                23,949
  Thereafter                               -
                                ------------
                                $    569,450
                                ============

            As of June 30, 1998 and 1997, the Company had no outstanding letters of credit.


  (6)  Commitments and Contingencies

            Leases

            During fiscal 1996, the Company relocated its operations to its newly constructed facility in Shelburne, Vermont. The Company leases additional warehouse space in Shelburne, Vermont, for additional inventory storage under a lease that expires on June 30, 1999.

  On May 30, 1996, the Company entered into a five-year operating lease for a retail location in North Conway, New Hampshire. On July 29, 1998, in accordance with provisions in its lease, the Company formally notified its North Conway, New Hampshire landlord of its intent to close its retail store, and as a result, will have no further lease obligation effective February 1, 1999.

  On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and as such, the Company incurred no rent expense during that period, and the landlord's insurance carrier continued making rent payment on behalf of the Company from April 10, 1998 to June 30, 1998. The Company is currently making its best efforts to find a replacement tenant for its space, and, as of June 30, 1998, has accrued $145,000 for this contingency, which is included in accrued expenses in the accompanying financial statements. (If no replacement tenant is found, the annual rent for the Company's New York City location will increase to $330,000, effective January 1, 2000, and to $363,000, effective January 1, 2003.)

  On January 17, 1997, the Company entered into a ten-year operating lease for a retail location in Freeport, Maine. After reaching an agreement on June 12, 1998 to have Abercrombie and Fitch, a national clothing retailer, take over its Freeport, Maine space, the Company closed that store location on August 11, 1998, and its lease obligation ended on August 6, 1998.

  On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000, which have been capitalized and recorded as a component of other assets as of June 30, 1998. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017. The transaction was accounted for under the financing method in accordance with Statement of Financial Accounting Standard No. 98, "Accounting for Leases." The book value of the building and apportioned land and land improvements was $6,515,930 as of June 30, 1998.

            In addition, the Company leases various equipment under noncancelable capital lease agreements. Capital leases and noncancelable operating leases at June 30, 1998 require the following annual minimum lease payments:

                                     Capital        Operating
                                     Leases         Leases
  1999                               $    780,055   $    645,608
  2000                                    749,458        611,012
  2001                                    657,227        622,416
  2002                                    652,400        580,000
  2003                                    652,400        598,500
  Thereafter                            9,187,967      2,301,500
                                     ------------   ------------
  Total minimum lease payments       $ 12,679,507   $  5,359,036
  Less-Amounts representing interest    6,705,587   ============
                                     ------------
  Present value of lease payments    $  5,973,920
  Less-Current installments               225,738
                                     ------------
  Long-term portion                  $  5,748,182
                                     ============

       The original cost and net book value of assets under capital lease at June 30, 1998 and 1997 was $7,494,680 and $6,647,142, and
  $505,698 and $231,161, respectively. Rental expense under operating leases for the years ended June 30, 1998 and 1997 was $528,252 and $321,924, respectively.

       Contingencies

       The Company is involved in various legal proceedings that, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

  (7)  Income Taxes

            The provision for income taxes for the years ended June 30, 1998 and 1997 was comprised of the following:

                                     Year Ended          Year Ended
                                     June 30, 1998       June 30, 1997
  Current-
  Federal                            $    -              $    -
  State                                   -                   -
                                     ------              ------
                                          -                   -
                                     ------              ------

  Deferred-
  Federal                                 -                   -
  State                                   -                   -
                                     ------              ------
                                          -                   -
                                     ------              ------

  Income tax provision (benefit)     $    -              $    -
                                     ======              ======

                 The components of the net deferred tax asset as of June 30, 1998 and 1997 are presented below:

  Deferred tax assets-
     Vacation accrual                     $    44,753    $    45,916
     Net operating loss carryforwards       2,303,590      1,649,969
     Inventories                               48,892         48,892
     Severance accrual                         44,105         30,000
     Contribution carryforwards               117,736         49,456
     Deferred rent                             37,891         27,843
     Other                                     52,705         53,292
     Valuation allowance                   (2,416,469)    (1,646,352)
                                          -----------    -----------
  Total deferred tax assets               $   233,203    $   259,016

  Deferred tax liabilities-
     Prepaid expenses                     $   (21,229)   $         -
     Property and equipment                  (211,974)      (259,016)
                                          -----------    -----------
  Total deferred tax liabilities          $  (233,203)   $  (259,016)

  Net deferred tax asset                  $         -    $         -
                                          ===========    ===========

                 The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 1998 and 1997:

                                          Year Ended     Year Ended
                                          June 30, 1998  June 30, 1997

  Computed expected tax rate                       -34%           -34%
  Increase resulting from-
     Valuation allowance for deferred tax assets    34%            34%
                                                    ---            ---
  Income tax provision (benefit)                    - %            - %
                                                    ===            ===

            At June 30, 1998, the Company has federal income tax net operating loss (NOL) carryforwards of approximately $5.9 million. The NOL carryforwards expire in varying amounts through 2013. In addition, as a result of the change in tax reporting year-end to June 30, 1995, certain amounts of the NOL carryforwards (approximately $1.7 million) are available for use ratably over a six-year period beginning
  June 30, 1996. In addition, the Tax Reform Act of 1986 included certain provisions relating to changes in stock ownership that, if triggered, could result in limitations on the utilization of the NOLs. The Company has not calculated or assessed the impact of any changes in ownership on its ability to use its NOLs.


  (8)  Preferred Stock

       Series A

            The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For the fiscal years ended June 30, 1998 and 1997, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

       Series B

       The Company has issued 204,912 shares, $.05 par value, of Series B Convertible Preferred Stock to twelve individuals. Series B stockholders are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 14, 1997, subject to certain anti-dilution rights. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and the 204,912 shares of Series B Preferred Stock are now convertible into 482,441 shares of Common Stock. Common shares issued as the result of the conversion of the Series B Preferred Stock shall be considered "restricted securities" and shall be subject to certain registration rights. On liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

  (9)  Warrants

            At June 30, 1998, there were several warrants outstanding for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1998 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants at June 30, 1998 and 1997, inclusive of the effects of anti-dilution provisions:

            June 30, 1998                      June 30, 1997
  Warrant   Exercise  Expiration     Warrant   Exercise  Expiration
  Shares    Price     Date           Shares    Price     Date
   77,608   $  5.025    8/3/1998       75,374  $  5.174    8/3/1998
  124,431     14.325  11/23/1998      123,377    14.448  11/23/1998
  100,000      1.000  12/26/2004       20,000     3.375  12/26/2002
   51,841      2.431   4/12/2001       50,795     2.480   4/12/2001
  523,692      1.000    7/2/2000      523,692     1.000    7/2/2000
  160,024      1.233   7/18/2004


  (10) Stock Options

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

       The majority of options under the 1993 Plan vest ratably over a five-year period, and a minority vest based on performance of the market price of the Company's Common Stock. All stock options expire ten years after the date they are granted. At various intervals, the stockholders of the Company have ratified changes to the 1993 Plan, which have increased the number of shares available under the plan to 2,000,000.

                                                               Weighted
                                                               Average
                                                               Remaining
                             Number of       Exercise Price    Contractual
                              Shares          Range   Average  Life

  Oustanding, June 30, 1996    802,656    $2.63 - $6.50  $3.10 9.7 years
     Granted                 2,135,279    $1.00 - $3.13  $1.60
     Exercised                       -          -            -
     Cancelled              (1,490,916)   $1.00 - $3.13  $2.93
                             ---------    -------------  ----- ---------
  Outstanding, June 30, 1997 1,447,019    $1.00 - $6.50  $1.06 8.6 years
     Granted                   178,500    $1.00 - $1.75  $1.22
     Exercised                 (22,983)       $1.00      $1.00
     Cancelled                 (25,271)   $1.00 - $1.25  $1.01
                             ---------    -------------  -----
  Outstanding, June 30, 1997 1,577,265    $1.00 - $6.50  $1.09 7.9 years
                             =========    =============  =====

       On June 3, 1997, the Company offered to grant options with an exercise price of $1.00 per share (the fair market value of the Company's Common Stock on that date) in exchange for the surrender of all outstanding qualified employee incentive stock options at that date. The repriced options had original exercise prices ranging from $1.50 to $3.13 per share.

            As of June 30, 1998, options to purchase 805,640 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.13, and options to purchase 399,502 shares of the Company's Common Stock were available for grant under the 1993 Plan. As of June 30, 1997, options to purchase 255,989 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.41, and options to purchase 552,981 shares of the Company's Common Stock were available for grant under the 1993 Plan.

       Non-Employee Director Stock Option Plan

       On November 22, 1996, the stockholders approved the Non-Employee Director Stock Option Plan ("NEDSO Plan"), which provides for the granting of 400,000 shares of the Common Stock of the Company in exchange for their participation as a Director of the Company. Pursuant to the NEDSO Plan, amended on January 22, 1998, each participating Director will receive an option to purchase 2,000 shares of Common Stock as an annual retainer. The Chairman of the Board of Directors, if eligible, is also entitled to receive an additional annual retainer to purchase 8,000 shares of the Company's Common

  Stock. In addition to the annual retainer options, each participating director shall receive an option to purchase up to 1,500 shares of Common Stock per quarter for actual attendance at each regular meeting of the Board of Directors. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant, vest immediately, and are exercisable for a period of ten years.
                                 Number of        Exercise Price
                                 Shares            Range     Average
  Outstanding, June 30, 1996          -              -            -
     Granted                     18,500        $1.31 - $2.75  $1.87
     Exercised                        -              -            -
     Cancelled                        -              -            -
                                 ------        -------------  -----
  Outstanding, June 30, 1997     18,500        $1.31 - $2.75  $1.87
     Granted                     20,500        $1.00 - $1.75  $1.15
     Exercised                        -              -            -
     Cancelled                   (3,500)       $1.00 - $1.19  $1.05
                                 ------        -------------  -----
  Outstanding, June 30, 1998     35,500        $1.00 - $2.75  $1.53
                                 ======        =============  =====

       As of June 30, 1998, options to purchase 35,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 364,500 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

  Statement of Financial Accounting Standards No. 123

       During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

       The Company has elected to account for its stock based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized. However, the Company has computed for pro-forma disclosure purposes the value of all options granted during fiscal years 1998 and 1997, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighed average assumptions used for grants:

                                 1998           1997
  Risk-free interest rate        6.0%           6.5%
  Expected dividend yield        0.0%           0.0%
  Expected volatility          121.0%          34.0%
  Expected lives             10 years       10 years

       Because the Statement 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed and would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value of options granted during fiscal years 1998 and 1997 was $1.16 and $2.00, respectively. If the Company had accounted with these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reported as follows:

                                                 1998           1997
  Net Loss            As Reported         ($1,755,670)   ($1,973,782)
                      Pro Forma           ( 2,541,875)   ( 2,397,585)
  Basic and           As Reported               ($.34)         ($.38)
  Diluted EPS         Pro Forma                 ( .49)         ( .46)

       Other Stock Options

       At the Company's 1996 Annual Meeting, the Stockholders of the Company approved two separate grants of non-qualified options to purchase 30,000 shares of Common Stock each to two Directors of the Company. On January 22, 1998, one director voluntarily waived their stock option. The remaining option has an exercise price of $2.75 per share, being the fair market value on the date of grant, has fully vested, and is exercisable through November 22, 2006.


  (11) Subsequent Events

       Financing

       On September 25, 1998, after receiving Common stockholder approval on September 11, 1998, the Company entered into an agreement to privately place $600,000 of Series C Convertible Redeemable Preferred Stock. Consummation of the agreement is subject to certain conditions. Each of the sixty Series C shares will have a liquidation value of $10,000 per share, and will be convertible into 8,264 shares of the Company's Common Stock. The Series C Stock will require redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Stock will carry voting rights on an as-converted basis, and, as a class, will have the right to elect two members to the Company's Board of Directors. Accompanying the issuance of the Series C Stock will be warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.21 per share, which will expire seven years from the date of issuance. Both the Series C Stock and the accompanying warrants will carry certain anti-dilution provisions.

  Retail Store Closures

  On July 29, 1998, in accordance with provisions in its lease, the Company formally notified its North Conway, New Hampshire landlord of its intent to close its retail store, and as a result, will have no further lease obligation effective February 1, 1999. After reaching an agreement on June 12, 1998 to have Abercrombie and Fitch, a national clothing retailer, take over its Freeport, Maine space, the

  Company closed that store location on August 11, 1998, and its lease obligation ended on August 6, 1998.

       Legal Proceedings

       On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments as required by its contract with the Company dated September 11, 1995. The litigation is currently at a preliminary stage, with Tyco denying liability for the minimum royalties in its answer to the Company's complaint. The Company is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. A portion of the claim is included in other assets as of June 30, 1998 in the accompanying financial statements.

       Consent of Independent Public Accountants

       As independent public accountants, we hereby consent to the incorporation of our report included in this form 10-KSB into the Company's previously filed Registration Statement on Form S-8 No. 33-84586 (filed on September 26, 1995). It should be noted that we have not audited any financial statements of the Company subsequent to June 30, 1998.

                                          Arthur Andersen LLP



  Boston, Massachusetts
  September 28, 1998


































  EXHIBIT 10.46

  June 1, 1998

  Ms. Elisabeth B. Robert
  Shelburne, VT 05482

  Dear Liz:

  This letter will follow up on our recent Board meeting and confirm a technical amendment to your Employment Agreement, dated October 23, 1997, relating to you position as President and Chief Executive Officer. Specifically, the Letter Agreement shall be amended to reflect that the exercise price for the options authorized by that letter shall be the market price of the Company's stock on the date the options were granted. In all other respects, your Employment Agreement shall remain in effect without modification. If this amendment is acceptable to you, please so indicate by signing below.

  Very truly yours,
  /s/ Fred Marks
  Fred Marks
  Chairman of the Board


  Acknowledged and Agreed To:
  /s/ Elisabeth B. Robert
  Elisabeth B. Robert
  President and CEO




















  EXHIBIT 10.47
  GPH DRAFT: 9/25/98

       THE VERMONT TEDDY BEAR CO., INC.




       SECURITIES PURCHASE AGREEMENT





       Dated as of September 25, 1998

       Table of Contents
            Page

  ARTICLE 1.     PURCHASE AND SALE OF SECURITIES              1
  Section 1.1    Description of Securities                    1
  Section 1.2    Purchase and Sale.                           2
  Section 1.3    Closing                                      2
  Section 1.4    Investors' Representative                    2

  ARTICLE 2.     REPRESENTATIONS AND WARRANTIES OF COMPANY    2
  Section 2.1    Organization and Corporate Power             3
  Section 2.2    Authorization and Non-Contravention          3
  Section 2.3    Capitalization                               4
  Section 2.4    Subsidiaries; Investments                    5
  Section 2.5    Reports and Financial Statements             5
  Section 2.6    Absence of Undisclosed Liabilities           6
  Section 2.7    Absence of Certain Developments              6
  Section 2.8    Ordinary Course                              7
  Section 2.9    Accounts Receivable                          7
  Section 2.10   Title to Properties                          7
  Section 2.11   Tax Matters                                  8
  Section 2.12   Certain Contracts and Arrangements           8
  Section 2.13   Intellectual Property Rights; Employee Restrictions    10
  Section 2.14   Litigation                                   10
  Section 2.15   Employee Benefit Plans                       11
  Section 2.16   Labor Laws                                   11
  Section 2.17   List of Certain Employees and Consultants    11
  Section 2.18   Hazardous Waste, Etc                         11
  Section 2.19   Business; Compliance with Laws               12
  Section 2.20   Investment Banking; Brokerage                12
  Section 2.21   Transactions with Affiliates                 12
  Section 2.22   Customers and Distributors                   12
  Section 2.23   SEC Reports; Proxy Statement                 12
  Section 2.24   Form S-3 Eligibility                         14
  Section 2.25   Disclosure                                   14

  ARTICLE 3.     REPRESENTATIONS AND WARRANTIES OF THE INVESTORS   14

  Section 3.1    Compliance with Securities Laws.             14
  Section 3.2    Accredited Investor.                         14
  Section 3.3    Authorization and Non-Contravention.         15
  Section 3.4    Investment Banking; Brokerage.               15

  ARTICLE 4.     CONDITIONS OF CLOSING                        15
  Section 4.1    Satisfaction of Conditions                   15
  Section 4.2    Authorization; Shareholder Approval; and Dissenting Shares
       16
  Section 4.3    No Company Material Adverse Effect           16
  Section 4.4    Board Matters                                16
  Section 4.5    Opinion of Counsel                           17
  Section 4.6    All Proceedings Satisfactory                 17
  Section 4.7    Investors Fees                               17
  Section 4.8    No Violation or Injunction                   17
  Section 4.9    Consents, Waivers and Rescission             17
  Section 4.10   Management Agreement                         17
  Section 4.12   Key Person Insurance                         18
  Section 4.13   Non-competition Agreement                    18
  Section 4.14   Financial Statements                         18

  ARTICLE 5.     PRE-CLOSING COVENANTS                        18
  Section 5.1    Conduct of Business of the Company           18
  Section 5.2    Best Efforts; Cooperation                    20

  ARTICLE 6.     POST-CLOSING COVENANTS                       20
  Section 6.1    Financial Statements Budgetary Information; Inspection 20
  Section 6.2    Indemnification                              21
  Section 6.3    Key Person Insurance                         21
  Section 6.4    Board of Directors and Committees of the Board of
  Directors 21
  Section 6.5    Stock Options                                21
  Section 6.6    Indebtedness                                 21
  Section 6.7    Liens                                        22
  Section 6.8    Restrictive Covenants                        24
  Section 6.9    Use of Proceeds                              24
  Section 6.10   Confidentiality Agreements; Non-Competition Agreements 24
  Section 6.11   Insurance                                    25
  Section 6.12   Affiliated Transactions                      25
  Section 6.13   Employees                                    25
  Section 6.14   Nasdaq Listing; Form S-3 Eligibility         25
  Section 6.15   Nasdaq Listing Application                   25

  ARTICLE 7.     RIGHTS TO PURCHASE                           25
  Section 7.1    Right to Participate in Certain Sales of Additional
  Securities     25
  Section 7.2    Assignment of Rights                         26

  ARTICLE 8.     REGISTRATION RIGHTS                          26
  Section 8.1    Optional Registrations                       26
  Section 8.2    Required Registrations                       27
  Section 8.3    Registrable Securities                       28
  Section 8.4    Further Obligations of the Company           28
  Section 8.5    Information by Holder                        31

  Section 8.6    Lockup Agreement                             31
  Section 8.7    Indemnification; Contribution                32
  Section 8.8    Rule 144 Requirements                        34
  Section 8.9    Transfer of Registration Rights              34
  Section 8.10   Limitations on Subsequent Registration Rights     35

  ARTICLE 9.     TERMINATION                                  35
  Section 9.1    Termination                                  35
  Section 9.2    Effect of Termination                        35
  Section 9.3    Termination Fee                              36
  Section 9.4    Extension; Waiver                            36
  Section 9.5    Right to Proceed                             36

  ARTICLE 10.    GENERAL                                      36
  Section 10.1   Amendments, Waivers and Consents             36
  Section 10.2   Actions or Consents of Investors             37
  Section 10.3   Indemnification from the Company: Expenses   37
  Section 10.4   Indemnification from the Company             38
  Section 10.5   Indemnification from the Investors: Expenses 39
  Section 10.6   Indemnification from the Investors           40
  Section 10.7   Notice; Defense of Claims                    41
  Section 10.8 Survival of Representations; Warranties and Covenants; Assignability of Rights 42
  Section 10.9   Legend on Securities                         42
  Section 10.10  Governing Law; Jurisdiction; Venue           43
  Section 10.11  Section Headings and Gender                  43
  Section 10.12  Counterparts                                 43
  Section 10.13  Notices and Demands                          43
  Section 10.14  Remedies; Severability                       44
  Section 10.15  Integration                                  44


  EXHIBITS

  Exhibit A -    Investors List
  Exhibit B -    Form of Preferred Stock Terms
  Exhibit C      -    Form of Warrant
  Exhibit D -    Form of Opinion of Counsel
  Exhibit E -    Form of Management Agreement
  Exhibit F -    List of Senior Executive Officers
  Exhibit G -    Form of Joinder Agreement

       SECURITIES PURCHASE AGREEMENT

  SECURITIES PURCHASE AGREEMENT (this "Agreement") made as of this ____ day of September __, 1998, by and among The Vermont Teddy Bear Co., Inc., a New York corporation (the "Company"), and the investors named herein and appearing under the heading "Investors" on Exhibit A hereto and any other investor who becomes a party to this Agreement by execution of a Joinder Agreement in substantially the form attached hereto as Exhibit G (such present investors together with future investors collectively the "Investors," and each individually, an "Investor").

  WHEREAS, the Investors wish to purchase and acquire, and the Company wishes to issue, sell and grant the securities of, and rights with respect to, the Company and its securities, as described herein; and

  WHEREAS, the parties hereto desire to set forth the terms of their ongoing relationship in connection with the Company.

  NOW THEREFORE, in consideration of the foregoing, the mutual covenants and agreements hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


  ARTICLE 1.     PURCHASE AND SALE OF SECURITIES

  Section 1.1    Description of Securities.

  (a) The Company has authorized the issuance and sale to the Investors of an aggregate 60 shares (the "Investor Preferred Shares") of its authorized, but unissued Series C Convertible Redeemable Preferred Stock, par value $.05 per share (the "Series C Preferred Stock"), having the rights, preferences and other terms substantially in the form attached hereto as Exhibit B, and warrants to purchase an aggregate of 495,868 shares (the "Investor Warrant Shares") of Common Stock, par value $.05 per share (the "Common Stock") (collectively the "Investor Warrants," and each individually an "Investor Warrant"), subject to the terms and provisions set forth in the form of Warrant Certificate, attached hereto as Exhibit C (the "Warrant Certificate"). The purchase price per Unit (as hereinafter defined) is $10,000. A "Unit" shall consist of one (1) share of Series C Preferred Stock and an Investor Warrant to purchase 8,264.47 shares of Common Stock.

  (b) The Company has authorized and has reserved, and covenants to continue to reserve a sufficient number of shares of its Common Stock to satisfy the rights of the holders of the Investor Warrants to purchase shares of Common Stock upon the exercise thereof. The Company has further authorized and has reserved, and covenants to continue to reserve, a sufficient number of its Common Stock to satisfy the rights of conversion of the Investor Preferred Shares. The Series C Preferred Stock and the Investor Warrants are herein collectively referred to as the "Securities."

  Section 1.2 Purchase and Sale. Subject to the terms and conditions of this Agreement and in reliance on the representations, warranties and covenants herein set forth, at the Closing (as defined in Section 1.3 below), the Company shall issue and sell to each of the Investors, and each Investor shall purchase and acquire from the Company, the number of shares of Series C Preferred Stock and Investor Warrants set forth opposite the name of such Investor in Schedule 1.2 which shall be delivered to the Company on the Closing Date (as defined in Section 1.3 hereof) for the purchase price of $10,000 for each Unit for the aggregate purchase price set forth opposite the name of such Investor in such Schedule 1.2. The Investors acknowledge that the Company reserves the right to reject the joinder of any new Investors to this Agreement if such joinder would cause unreasonable delay in the Closing due to the Company's efforts to comply with the requirements of state blue sky laws.

  Section 1.3 Closing. The closing of the purchases and sales of the Securities (the "Closing") shall take place at the offices of Goodwin, Procter & Hoar LLP, Boston, MA within 30 days of the date hereof or such other time and place as may be mutually agreed upon by the parties hereto (the "Closing Date"). At the Closing, the Company will issue to each Investor, and such Investor shall purchase from the Company, the number of shares of Series C Preferred Stock and Investor Warrants set forth opposite such Investor's name on Schedule 1.2, and the Company shall deliver to each Investor certificates representing such Series C Preferred Stock and Warrant Certificates, in each case against payment to the Company of the respective purchase prices therefor by such Investor in cash, by check, or by wire transfer as is set forth on
  Schedule 1.2.

  Section 1.4 Investors' Representative. The Investors hereby designate The Shepherd Group LLC as their representative (the "Investors' Representative") and authorize it to take all action necessary in connection with the transactions contemplated hereby and the rights hereunder, or the settlement of any dispute related thereto. All decisions and actions by the Investors' Representative shall be binding upon all of the Investors, and no Investor shall have the right to object, dissent, protest or otherwise contest the same. The Company shall be able to rely conclusively on the instructions and decisions of the Investors' Representative as to any actions required or permitted to be taken by the Investors or the Investors' Representative hereunder, and no Investor shall have any cause of action against the Company for any action taken by the Company in reliance upon the instructions or decisions of the Investors' Representative. All expenses incurred by the Investors' Representative in connection with the transactions contemplated hereby or the rights hereunder shall be borne by the Company.


  ARTICLE 2.     REPRESENTATIONS AND WARRANTIES OF COMPANY

  In order to induce the Investors to enter into this Agreement, the Company makes to each of the Investors the representations and warranties contained in this Article 2. Such representations and warranties are subject to the qualifications and exceptions set forth in the disclosure schedule delivered to the Investors pursuant to this Agreement (the "Disclosure Schedule"); provided, however, that any information set forth in a Section of the Disclosure Schedule shall not be incorporated (unless by specific reference) to any other Section of the Disclosure Schedule.

  Section 2.1 Organization and Corporate Power. The Company is a corporation duly organized and validly existing under the laws of the State of New York, and is qualified to do business as a foreign corporation in those jurisdictions set forth in Schedule 2.1 hereto and in each jurisdiction in which the failure to be so qualified would have a material adverse effect on its assets, liabilities, condition (financial or other), business, results of operations or prospects (a "Material Adverse Effect"). The Company has all required corporate power and authority to carry on its business as presently conducted, to enter into and perform this Agreement, the Management Agreement between the Company and The Shepherd Group LLC, a Massachusetts limited liability company, in the form attached hereto as Exhibit E, the Investor Warrants and the other agreements, certificates, filings and transactions contemplated hereby and thereby (the "Transaction Documents") to which it is a party, including without limitation the issuance of the Securities. The copies of the Certificate of Incorporation and By-laws of the Company, as amended to date, which have been furnished to counsel for the Investors by the Company, are correct and complete at the date hereof (the "Certificate of Incorporation" and the "Bylaws," respectively). The Company is not in violation of any term of its Certificate of Incorporation or By-laws, or in violation of any material term of any agreement, instrument, judgment, decree, order, statute, rule or government regulation applicable to the Company or to which the Company is a party.

  Section 2.2    Authorization and Non-Contravention.

  (a) The Transaction Documents are valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as the indemnification provisions herein may be limited by principles of public policy and subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other matters. The execution, delivery and performance by the Company of the Transaction Documents, and the issuance and delivery of the Securities, the Common Stock issuable upon exercise of the Investor Warrants, and the Common Stock issuable upon conversion of the shares of Series C Preferred Stock have been duly authorized by all necessary corporate or other action of the Company. Except as set forth in Schedule 2.2, the execution, delivery and performance of the Transaction Documents and the issuance and delivery of the Securities, the Common Stock issuable upon exercise of the Investor Warrants, and the Common Stock issuable upon conversion of the shares of Series C Preferred Stock do not and will not: (A) violate, conflict with or result in a default under any contract or obligation to which the Company is a party or by which it or its assets are bound, or any provision of the Certificate of Incorporation or By-laws of the Company, or cause the creation of any encumbrance upon any of the assets of the Company; (B) violate or result in a violation of, or constitute a default (whether after the giving of notice, lapse of time or both) under, any provision of any law, regulation or rule, or any order of, or any restriction imposed by, any court or other governmental agency applicable to the Company; (C) require from the Company any notice to, declaration or filing with, or consent or approval of any governmental authority or other third party (other than filings to comply with state and federal securities laws); or (D) accelerate any obligation under, or give rise to a right of termination of or under, any agreement, permit, license or authorization to which the Company is a party or by which the Company is bound.

  Section 2.3    Capitalization.

  (a) At the date of this Agreement, the authorized capital stock of the Company consists of (i) 20,000,000 shares of Common Stock and (ii) 1,000,000 shares of Preferred Stock, par value $.05 per share, of which 90 shares have been designated as shares of Series A Preferred Stock (the "Series A Preferred Stock") and 375,000 shares have been designated as shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") and the capitalization of the Company is as reflected on Schedule 2.3 hereto. Except as reflected on Schedule 2.3 hereto, the Company has not reserved for issuance, issued or agreed to issue and is not obligated to issue any shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or any other equity security, warrants, options or other rights to purchase or acquire any shares of its capital stock, nor any securities convertible into such shares or any warrants, options or other rights to acquire any such convertible securities.

  (b) After giving effect to the transactions contemplated hereby, the authorized capital stock of the Company will consist only of (i) 20,000,000 shares of Common Stock and (ii) 1,000,000 shares of Preferred Stock, of which 90 shares have been designated as shares of Series A Preferred Stock, 375,000 shares have been designated as shares of Series B Preferred Stock and 110 shares have been designated as shares of Series C Preferred Stock. The post-Closing capitalization of the Company is reflected on Schedule 2.3 hereto. In addition, after giving effect to the transactions contemplated hereby, the Company (i) has authorized and reserved for issuance upon exercise of the Investor Warrants, 495,868 shares of Common Stock and upon conversion of the shares of Series C Preferred Stock 909,090 shares of Common Stock; (ii) has authorized and reserved for issuance upon conversion of the shares of the Series B Preferred Stock up to 482,441 shares of Common Stock and upon the exercise of the warrants associated with the Series B Preferred Stock investment, 523,692 shares of Common Stock; (iii) has authorized and reserved for issuance upon the exercise of warrants by Green Mountain Capital, L.P., 100,000 shares of Common Stock; (iv) has authorized and reserved for issuance upon exercise of warrants by David Garret, 30,000 shares of Common Stock; (v) has authorized and reserved for issuance upon exercise of warrants by Barington Capital Group, L.P., 124,431 shares of Common Stock; (vi) has authorized and reserved for issuance upon exercise of warrants by URSA(VT) QRS 12-30, Inc., 223,971 shares of Common Stock; (vii) has authorized and reserved for issuance upon exercise of warrants by Joan H. Martin, 54,822 shares of Common Stock; and (viii) has authorized and reserved for issuance 2,400,000 shares of Common Stock to be issued to officers, directors, employees, consultants or agents of the Company on such terms as are determined by the Option Committee of the Board of Directors (subject in each case to adjustments for stock splits, stock dividends, anti-dilution rights and the like) (collectively, the "Excluded Shares"). Except as reflected on
  Schedule 2.3 and except for the Excluded Shares, the Company has not reserved for issuance, issued or agreed to issue and is not obligated to issue any shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or any other equity security, warrants, options or other rights to purchase or acquire any shares of its capital stock, nor any outstanding securities convertible into such shares or any warrants, options or other rights to acquire any such convertible securities. As of the Closing of the transactions contemplated hereby, all of the outstanding shares of capital stock of the Company will have been duly and validly authorized and issued and will be fully paid and nonassessable and will have been offered, issued, sold and delivered in compliance with applicable federal and state securities laws and, except as set forth on Schedule 2.3. The Common Stock issuable upon exercise of the Investor Warrants and the shares of Common Stock issuable upon conversion of the Series C Preferred Stock will upon issuance be duly and validly authorized and issued, fully paid and nonassessable and not subject to any preemptive rights and will be issued in compliance with federal and state securities laws. Except as set forth on Schedule 2.3 hereto, as of the Closing of the transactions contemplated hereby, the Company has not reserved for issuance, issued or agreed to issue and is not obligated to issue any shares of Common Stock or any other equity security, warrants, options or other rights to purchase or acquire any shares of its capital stock, nor any securities convertible into such shares or any warrants, options or other rights to acquire any such convertible securities. The relative rights, preferences and other provisions relating to the Investor Warrants are as set forth in Exhibit C attached hereto. Except as set forth in
  Schedule 2.3, as of the Closing and after giving effect to the transactions contemplated hereby, there are no preemptive rights, rights of first refusal, put or call rights or obligations or anti-dilution rights with respect to the issuance, sale or redemption of the Company's capital stock, other than rights to which the Investors are entitled as set forth in this Agreement, the Warrant Certificates and the Certificate of Incorporation. Except as set forth on Schedule 2.3 hereto, and except for the rights set forth herein, there are no rights to have the Company's capital stock registered for sale to the public under the laws of any jurisdiction, no agreements relating to the voting of the Company's voting securities, and no restrictions on the transfer of the Company's capital stock.

  Section 2.4 Subsidiaries; Investments. The Company has no subsidiaries and all corporations, joint ventures, partnerships or other entities in which the Company has any interest are set forth in Schedule 2.4 hereto.

  Section 2.5    Reports and Financial Statements.

  (a)  The Company has previously furnished to the Investors'
  Representative complete and correct copies, including exhibits and footnotes, of (i) its audited financial statements for the fiscal year ended June 30, 1997 and (ii) its unaudited financial statements for the fiscal year ended June 30, 1998.

  (b) The financial statements referred to in Section 2.5(a) hereof were prepared in conformity with generally accepted accounting principles applied on a consistent basis ("GAAP"), are complete, correct and consistent in all material respects with the books and records of the Company and fairly and accurately present the financial position of the Company as of the date thereof and the results of operations and cash flows of the Company for the periods shown therein. The Company has made available to the Investors projections for the fiscal year 1999 (the "Projections"), dated as of August 11, 1998, which Projections will represent good faith estimates of the Company's performance for 1999 and future years based upon assumptions which are set forth therein and which are in good faith believed to be reasonable when made. The Investors acknowledge that the Projections contain forward-looking information and that factors such as the cost to the Company of raw materials, advertising or a disruption in the Company's telephone service as well as changes in the economic conditions within the Company's markets, and other factors could cause actual results to deviate materially from the Projections.

  Section 2.6 Absence of Undisclosed Liabilities. Except as and to the extent reflected or reserved against in the audited balance sheet of the Company at June 30, 1998 (the "Base Balance Sheet") contained in the financial statements referred to in Section 2.5(a) hereof, including the footnotes and schedules thereto, the Company did not as of the date of the Base Balance Sheet and does not as of the date of this Agreement have (i) any material liability or liabilities of any nature arising prior to the date hereof, whether accrued, absolute, contingent or otherwise, asserted or unasserted, and whether or not of the type or nature required to be reflected thereon in conformity with generally accepted accounting principles or (ii) any other liabilities arising other than in the ordinary course of business since the date of the Base Balance Sheet.

  Section 2.7 Absence of Certain Developments. Since the date of the Base Balance Sheet there has not been any: (i) material adverse change in the financial condition of the Company or in the assets, liabilities, condition (financial or other), business, results of operations or prospects of the Company, (ii) declaration, setting aside or payment of any dividend or other distribution with respect to, or any direct or indirect redemption or acquisition of, any of the capital stock of the Company (other than with respect to the dividend associated with the Series A Preferred Stock), (iii) waiver of any valuable right of the Company or cancellation of any debt or claim held by the Company, (iv) loss, destruction or damage to any property which is material to the assets, liabilities, properties, business or prospects of the Company, whether or not insured, (v) acquisition or disposition of any assets (or any contract or arrangement therefor) or other transaction by the Company other than in the ordinary course of business, (vi) transaction or agreement involving the Company and any officer, director, employee or shareholder of the Company, (vii) other than explicitly reflected in the Projections, material increase, direct or indirect, in the compensation paid or payable to any officer, director, employee or agent of the Company or any employment or severance agreement, (viii) material loss of personnel of the Company, material change in the terms and conditions of the employment of the Company's key personnel or any labor trouble involving the Company, (ix) material arrangements relating to any royalty, dividend or similar payment based on the sales volume of the Company, whether as part of the terms of the Company's capital stock or by any separate agreement, (x) agreement with respect to the endorsement of the Company's products, (xi) loss or any development that could, in the Company's reasonable business judgment, result in a loss of any significant customer, account or employee of the Company, (xii) incurrence of indebtedness or lien, (xiii) transaction not occurring in the ordinary course of business, (xiv) sale of Common Stock (other than options exercised by or to be issued to officers, directors, employees, consultants or agents of the Company on such terms as determined by the Option Committee) or any other equity security, warrants (other than warrants to purchase 42,500 shares of Common Stock to be issued to URSA
  (VT) QRS 12-30, Inc.), options or other rights to purchase or acquire any shares of the Company's capital stock, nor any outstanding securities convertible into such shares or any warrants, options or other rights to acquire any such convertible securities, or (xv) any agreement with respect to any of the foregoing actions.

  Section 2.8 Ordinary Course. Except as permitted hereby or set forth on Schedule 2.8, since the date of the Base Balance Sheet, the Company has conducted its business only in the ordinary course and consistent with its prior practices.

  Section 2.9 Accounts Receivable. Except as set forth in Schedule 2.9, all of the accounts receivable of the Company, whether shown or reflected on the Base Balance Sheet or otherwise, represent bona fide completed sales made in the ordinary course of business, are valid and enforceable claims, are subject to no known set-offs or counterclaims, and are, in the best judgment of the Company, fully collectible in the normal course of business after deducting the reserve set forth in the Base Balance Sheet and adjusted since that date, which reserve is a reasonable estimate of the Company's uncollectible accounts.

  Section 2.10 Title to Properties. Schedule 2.10 sets forth the addresses and uses of all real property that the Company owns, leases or subleases. The Company has good, valid and marketable title to all of its assets reflected on the Base Balance Sheet or acquired by it after the date thereof (except for properties disposed of since that date in the ordinary course of business), free and clear of all liens, claims or encumbrances of any nature, except as set forth in Schedule 2.10. All equipment included in such properties which is necessary to the business of the Company is in good condition and repair (ordinary wear and tear excepted) and all leases of real or personal property to which the Company is a party are fully effective and afford the Company peaceful and undisturbed possession of the subject matter of the lease. The property and assets of the Company are sufficient for the conduct of its business as presently conducted. The Company is not in violation of any zoning, building or safety ordinance, regulation or requirement or other law or regulation applicable to the operation of its owned or leased properties, which violation would have a Material Adverse Effect, nor has it received any notice of any such violation. There are no defaults by the Company or by any other party, which might curtail in any material respect the present use of the Company's property listed on
  Schedule 2.10. The performance by the Company of the Transaction Documents will not result in the termination of, or in any increase of any amounts payable under, any lease listed on Schedule 2.10.
  Section 2.11 Tax Matters. The Company has filed all federal, state, local and foreign income, excise and franchise tax returns, real estate and personal property tax returns, sales and use tax returns and other tax returns required to be filed by it where the failure to file such returns would have a Material Adverse Effect and has paid all taxes owing by it, except taxes which have not yet accrued or otherwise become due, for which adequate provision has been made in the pertinent financial statements referred to in Section 2.5 above or which will not have a Material Adverse Effect. The provision for taxes on the Base Balance Sheet is sufficient as of its date for the payment of all accrued and unpaid federal, state, county and local taxes of any nature of the Company, and any applicable taxes owing to any foreign jurisdiction, whether or not assessed or disputed. All taxes and other assessments and levies which the Company is required to withhold or collect have been withheld and collected and have been paid over to the proper governmental authorities except where the failure to withhold or collect and pay over would not have a Material Adverse Effect. With regard to the federal income tax returns of the Company, the Company has not in the last 10 years received notice of any audit or of any proposed deficiencies from the Internal Revenue Service, except such notice of proposed deficiencies which have been resolved in due course or as set forth on Schedule 2.11. There are in effect no waivers of applicable statutes of limitations with respect to any taxes owed by the Company for any year. Neither the Internal Revenue Service nor any other taxing authority is now asserting or, to the best knowledge of the Company, threatening to assert against the Company any deficiency or claim for additional taxes or interest thereon or penalties in connection therewith.

  Section 2.12 Certain Contracts and Arrangements. Except as set forth in Schedule 2.12 hereto (with true and correct copies delivered to the Investors or as provided herein), the Company is not a party or subject to or bound by:

  (a) any plan or contract providing for collective bargaining or the like, or any contract or agreement with any labor union;

  (b) any contract, lease or agreement creating any obligation of the Company to pay to any third party $100,000 or more with respect to any single such contract or agreement;

  (c) any contract or agreement for the sale, license, lease or disposition of products in excess of $100,000;

  (d) any contract containing covenants directly or explicitly limiting the freedom of the Company to compete in any line of business or with any person or entity;

  (e)  any material license agreement (as licensor or licensee);

  (f) any contract or agreement for the purchase of any leasehold improvements, equipment or fixed assets for a price in excess of $100,000;

  (g) any indenture, mortgage, promissory note, loan agreement, guaranty or other agreement or commitment for borrowing in excess of $100,000 or any pledge or security arrangement;

  (h) any material joint venture, partnership, manufacturing, development or supply agreement;

  (i) any material endorsement or any other advertising, promotional or marketing agreement;

  (j) any employment or consulting contracts, or agreements with officers, directors or employees of the Company or persons or organizations related to or affiliated with any such persons;

  (k) any stock redemption or purchase agreements or other agreements affecting or relating to the capital stock of the Company, including without limitation any agreement with any shareholder of the Company which includes without limitation, anti-dilution rights, registration rights, voting arrangements, operating covenants or similar provisions;

  (l)  any pension, profit sharing, retirement or stock options plans;

  (m) any material royalty, dividend or similar arrangement based on the sales volume of the Company;

  (n)  any acquisition, merger or similar agreement;

  (o) any contract with a governmental body under which the Company may have an obligation for renegotiation;

  (p) any material employment or consulting contracts, or agreements with any shareholder of the Company or persons or organizations related to or affiliated with any shareholder; or

  (q) any other material contract not executed in the ordinary course of business.

  All of the Company's contracts and commitments are in full force and effect and neither the Company, nor any other party is in material default thereunder (nor has any event occurred which with notice, lapse of time or both would constitute a default thereunder), except to the extent that any such default would not have a Material Adverse Effect, and the Company has not received notice of any alleged default under any such contract, agreement, understanding or commitment.

  Section 2.13 Intellectual Property Rights; Employee Restrictions. Except as set forth in Schedule 2.13:

  (a) The Company has exclusive ownership of, with the right to use, sell, license, dispose of, and bring actions for infringement of, all Intellectual Property Rights (as hereinafter defined) material to the conduct of its business as presently conducted, which rights are exclusive to the Company and sufficient for the conduct of its business as presently conducted (the "Company Rights");

  (b) The business of the Company as presently conducted and the production and marketing of the products of the Company do not violate any agreements which the Company has with any third party which violation could have a Material Adverse Effect, or infringe any patent, trademark, copyright, trade secret or any other Intellectual Property Rights of any third party;

  (c) No claim is pending or threatened against the Company nor has the Company received any notice or claim from any person asserting that any of the Company's present or contemplated activities infringe or may infringe any Intellectual Property Rights of such person, and the Company is not aware of any infringement by any other person of any rights of the Company under any Intellectual Property Rights; and

  (d) The Company has taken all commercially reasonable steps required to establish and preserve its ownership of all of the Company Rights.

  As used herein, the term "Intellectual Property Rights" shall mean all intellectual property rights, including, without limitation, all of the registered rights set forth on Schedule 2.13 and all patents, patent applications, patent rights, trademarks, trademark applications, trade names, service marks, service mark applications, copyrights, copyright applications, computer programs and other computer software, inventions, designs, samples, specifications, schematics, know-how, trade secrets, proprietary processes and formulae, including production technology and processes, all source and object code, algorithms, promotional materials, customer lists, supplier and dealer lists and marketing research, and all documentation and media constituting, describing or relating to the foregoing, including without limitation, manuals, memoranda and records. Schedule 2.13 contains a list and brief description of all Intellectual Property Rights owned by or registered in the name of the Company or of which the Company is the licensor or a licensee of a material right or in which the Company has any material right and, in each case, a brief description of the nature of the right.

  Section 2.14 Litigation. Except as set forth on Schedule 2.14, there is no litigation or governmental proceeding or investigation pending or threatened against the Company or affecting any of its properties or assets or against any officer, director or key employee of the Company in his or her capacity as an officer, director or employee of the Company, or which may call into question the validity or hinder the enforceability of the Transaction Documents; nor, except as set forth on
  Schedule 2.14, has there occurred any event nor does there exist any condition on the basis of which any such litigation, proceeding or investigation might be properly instituted or commenced.

  Section 2.15 Employee Benefit Plans. The Company does not maintain or contribute to any employee benefit plan, stock option, bonus or incentive plan, severance pay policy or agreement, deferred compensation agreement, or any similar plan or agreement (an "Employee Benefit Plan") other than the Employee Benefit Plans identified in Schedule 2.15. The terms and operation of each Employee Benefit Plan comply in all material respects with all applicable laws and regulations relating to such Employee Benefit Plans. There are no unfunded obligations of the Company under any retirement, pension, profit-sharing, deferred compensation plan or similar program. The Company is not required to make any payments or contributions to any Employee Benefit Plan pursuant to any collective bargaining agreement or any applicable labor relations law. Except as set forth in Schedule 2.15, the Company has never maintained or contributed to any Employee Benefit Plan providing or promising any health or other nonpension benefits to terminated employees.

  Section 2.16 Labor Laws. The Company employs approximately 140 full-time employees, 28 part-time employees and 3 consultants and enjoys good employer-employee relationships. Except as disclosed in Schedule 2.16, the Company is not delinquent in material payments to any of its employees for any wages, salaries, commissions, bonuses or other direct compensation for any services performed for it as of the date hereof or amounts required to be reimbursed to such employees. The Company is in compliance in all material respects with all applicable laws and regulations respecting labor, employment, fair employment practices, terms and conditions of employment, and wages and hours. There are no charges of employment discrimination or unfair labor practices or strikes, slowdowns, stoppages of work or any other concerted interference with normal operations existing, pending or, to the best knowledge of the Company and the Management Shareholders, threatened against or involving the Company.

  Section 2.17 List of Certain Employees and Consultants. Schedule 2.17 contains a list of all managers, employees and consultants of the Company who, individually, have received or are scheduled to receive compensation from the Company for the fiscal years of the Company ending June 30, 1998 and June 30, 1999, in excess of $70,000. In each case such Schedule includes the current job title and aggregate annual compensation of each such individual or entity.

  Section 2.18 Hazardous Waste, Etc. To the best of the Company's knowledge, except as set forth on Schedule 2.18, no hazardous wastes, substances or materials or oil or petroleum products have been generated, transported, used, disposed, stored or treated by the Company and no hazardous wastes, substances or materials, or oil or petroleum products have been released, discharged, disposed, transported, placed or otherwise caused to enter the soil or water in, under or upon any real property owned, leased or operated by the Company.

  Section 2.19 Business; Compliance with Laws. The Company has all necessary franchises, permits, licenses and other rights and privileges necessary to permit it to own its property and to conduct its business as it is presently or contemplated to be conducted. The Company is, and has been during the past five years, in compliance in all material respects with all federal, state, local and foreign laws and regulations and applicable laws of countries in which the Company does or has done business.

  Section 2.20   Investment Banking; Brokerage.  Except as set forth in
  Schedule 2.20, there are no claims for investment banking fees, brokerage commissions, finder's fees or similar compensation (exclusive of professional fees to lawyers and accountants) in connection with the Transaction Documents payable by the Company or based on any arrangement or agreement made by or on behalf of the Company.

  Section 2.21   Transactions with Affiliates.  Except as set forth in
  Schedule 2.21, the Company has disclosed in the SEC Reports (as defined in Section 2.23 hereof) each material transaction involving the transfer of any cash, property or rights to or from the Company to or for the benefit of any affiliate or former affiliate of the Company ("Affiliate Transactions") during the period commencing December 31, 1993 through the date hereof and any existing commitments of the Company to engage in the future in any material Affiliate Transactions. Except as contemplated by this Agreement and except pursuant to the Company's Certificate of Incorporation and By-laws, the Company has not entered into any indemnification agreements or arrangements with the current directors of the Company.

  Section 2.22 Customers and Distributors. Schedule 2.22 sets forth each material customer, sales representative and distributor and/or broker of the Company at the date hereof (whether pursuant to a commission, royalty or other arrangement), and each potential material customer, sales representative and distributor and/or broker of the Company with which the Company is currently engaged in discussions and/or negotiations (collectively, the "Customers, Distributors and Brokers"). The relationships of the Company with its Customers, Distributors and Brokers are generally good commercial working relationships. Except as set forth in Schedule 2.22, no Customer, Distributor or Broker of the Company has canceled or otherwise terminated its relationship with the Company, or has during the last twelve months decreased materially its services, supplies or materials to the Company or its usage or purchases of the services or products of the Company. No Customer, Distributor or Broker has, to the best knowledge of the Company, any plan or intention to terminate, to cancel or otherwise materially and adversely modify its relationship with the Company or to decrease materially or limit its services, supplies or materials to the Company or its usage, purchase or distribution of the services or products of the Company.

  Section 2.23   SEC Reports; Proxy Statement.

  (a) Except as set forth in Schedule 2.23, the Company has filed all required forms, reports and documents with the Securities and Exchange Commission (the "Commission") since November, 1993 (collectively, the "SEC Reports"), all of which were prepared in accordance with and complied in all material respects with the applicable requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act").

  (b) None of the SEC Reports, including, without limitation, any financial statements or schedules included therein, as of the dates they were respectively filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading and the balance sheets (including the related notes) included in the SEC Reports fairly present the consolidated financial position of the Company as of the respective dates thereof, and the other related statements (including the related notes) included therein fairly present the results of operations and cash flows of the Company for the respective fiscal periods set forth therein in accordance with generally accepted accounting principles applied on a consistent basis, except in the case of interim financial statements for normal recurring and certain non-recurring adjustments necessary for a fair presentation of the financial position and operating results of the Company for the interim periods.

  (c) The definitive proxy statement (the "Proxy Statement") relating to the transactions contemplated by this Agreement and the Amendment (as defined in Section 4.2 hereof) sent to the Company's shareholders in connection with the special meeting of the Company's shareholders (the "Shareholders' Meeting") did not, on the date the Proxy Statement was filed with the Commission on the date the Proxy Statement was first mailed to the Company's shareholders and at the time of the Shareholders' Meeting, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading or necessary to correct any statement in any earlier communication with respect to the Shareholders' Meeting or the solicitation of proxies therefor which has become false or misleading, in each case, other than with respect to information supplied by the Investors or any of their respective affiliates or representatives in writing expressly for inclusion in the Proxy Statement.

  On the date the Proxy Statement was filed with the SEC, on the date the Proxy Statement was first mailed to the Company's shareholders and at the time of the Shareholders' Meeting, none of the information supplied in writing by the Investors or any of their respective affiliates or representatives expressly for inclusion in the Proxy Statement contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading or necessary to correct any statement in any earlier communication with respect to the Shareholders' Meeting or the solicitation of proxies therefor which has become false or misleading. The Company used its best efforts to ensure that the Proxy Statement complied as to form in all material respects with the Exchange Act and the rules and regulations thereunder.

  (d) The Company obtained, in accordance with the laws of the State of New York, the Exchange Act and other applicable law, the rules of the Nasdaq National Market Inc. ("Nasdaq"), and its Certificate of
  Incorporation and By-Laws, the requisite affirmative vote of its shareholders approving (i) the transactions contemplated hereby and (ii) the Amendment.

  Section 2.24 Form S-3 Eligibility. The Company is able to satisfy and meet all of the requirements promulgated by the Commission to use Form S-3 for the registration of its securities under the Securities Act which are offered in any transaction for which registration on such Form S-3 is permitted.

  Section 2.25 Disclosure. Except as set forth in Schedule 2.25, the representations and warranties made or contained in the Transaction Documents, including the Schedules and Exhibits thereto, and the information concerning the business of the Company delivered to the Investors' Representative in connection with or pursuant to the Transaction Documents, including the good faith estimates (at the time prepared) of financial projections provided to The Shepherd Group LLC, when taken together, do not and shall not contain any untrue statement of a material fact and do not and shall not omit to state a material fact required to be stated therein or necessary in order to make such representations, warranties or other material not misleading in light of the circumstances in which they were made or delivered. There have been no events or transactions, or information which has come to the attention of the Company, having a direct impact on the Company or its assets, liabilities, financial condition, business, results of operations or prospects which, in the reasonable judgment of the Company, could be expected to have a Material Adverse Effect.


  ARTICLE 3.     REPRESENTATIONS AND WARRANTIES OF THE INVESTORS

  Section 3.1 Compliance with Securities Laws. Each Investor represents to the Company that it is purchasing the Securities for its own account, for investment only and not with a view to, or any present intention of, effecting a distribution of such Securities or any part thereof except pursuant to a registration or an available exemption under applicable law. Such Investor acknowledges that its respective Securities have not been registered under the Securities Act or the securities laws of any state or other jurisdiction and cannot be disposed of unless they are subsequently registered under the Securities Act and any applicable state laws or an exemption from such registration is available. Each Investor acknowledges that it has had an opportunity to conduct due diligence and to ask questions of the Company's management.

  Section 3.2 Accredited Investor. Except as provided in a written notification to the Company within a reasonable period of time prior to the Closing Date, each Investor represents to the Company that he, she or it is an "accredited investor" as the term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.

  Section 3.3 Authorization and Non-Contravention. Each Investor that is not an individual has full right, authority and power under its governing partnership agreement or other governing document to enter into, deliver and perform the applicable Transaction Documents, and the execution, delivery and performance by such Investor of the applicable Transaction Documents have been duly authorized by all necessary action under such Investor's governing partnership agreement or other governing document. Each Investor that is an individual has the capacity to enter into, deliver and perform the applicable Transaction Documents.

  The applicable Transaction Documents constitute, or when executed and delivered will constitute, valid and binding obligations of each of the Investors enforceable in accordance with their respective terms, except as the indemnification provisions herein may be limited by principles of public policy and subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other matters. The execution, delivery and performance by each Investor of the applicable Transaction Documents and the performance of the transactions contemplated hereby and thereby do not and will not: (A) violate, conflict with or result in a default under any contract or obligation to which any Investor is a party or by which it or its assets are bound, or cause the creation of any encumbrance upon any of the assets of any Investor; (B) violate or result in a violation of, or constitute a default (whether after the giving of notice, lapse of time or both) under, any provision of any law, regulation or rule, or any order of, or any restriction imposed by, any court or other governmental agency applicable to any Investor; (C) require from any Investor any notice to, declaration or filing with, or consent or approval of any governmental authority or other third party (other than filings to comply with state and federal securities laws); or (D) accelerate any obligation under, or give rise to a right of termination of, any agreement, permit, license or authorization to which any Investor is a party or by which any Investor is bound.

  Section 3.4 Investment Banking; Brokerage. Each Investor represents that, except as contemplated herein, there are no claims for investment banking fees, brokerage commissions, finder's fees or similar compensation (exclusive of professional fees to lawyers and accountants) in connection with the Transaction Documents based on any arrangement or agreement made by or on behalf of such Investor.


  ARTICLE 4.     CONDITIONS OF CLOSING

  Each of the Investors' obligation to purchase and pay for the Securities issued in the Closing shall be subject to compliance by the Company with its agreements herein contained and to the fulfillment to the Investors' satisfaction, or the waiver by the Investors, on or before the Closing Date of the following conditions:

  Section 4.1 Satisfaction of Conditions. The representations and warranties of the Company contained in the Transaction Documents shall be true and correct on and as of the date of this Agreement and the Closing Date as though made on and as of the Closing Date, except to the extent such representations and warranties speak as of an earlier date; each of the conditions specified in this Article 4 shall have been satisfied or waived in writing by the Investors; and, on the Closing Date, certificates to such effect executed by the President of the Company shall have been delivered to the Investors' Representative.

  Section 4.2 Authorization; Shareholder Approval; and Dissenting Shares. The Board of Directors and shareholders of the Company shall have duly adopted resolutions in the form reasonably satisfactory to the Investors and shall have taken all action necessary for the purpose of approving the amendment to the Company's Certificate of Incorporation pursuant to which Shareholder preemptive rights will be eliminated (the "Amendment") and authorizing the Company to consummate the transactions contemplated hereby in accordance with the terms hereof; and the Investors shall have received a certificate of the Secretary of the Company setting forth a copy of the resolution and the Certificate of Incorporation and Bylaws and such other matters as may be requested by the Investors. The shareholders of the Company entitled to vote thereon shall have approved the Amendment and the transactions contemplated hereby by the requisite affirmative vote of the shareholders of the Company, as required by the Company's Certificate of Incorporation, Bylaws and applicable law. Three shareholders did not vote in favor of the transaction contemplated hereby or the Amendment nor consented thereto in writing and have demanded in writing appraisal for 12,120 shares of Common Stock in accordance with the Business Corporation Law of New York. Notwithstanding anything to the contrary contained in the Letter of Intent (as defined in Section 9.2 hereof), the Investors hereby waive the closing condition that no shareholder exercise the right to demand appraisal of his, her or its shares of Common Stock in connection with the Company seeking shareholder approval of the transactions contemplated hereby or the Amendment.

  Section 4.3 No Company Material Adverse Effect. Since the date hereof, there shall not have been any change or events which, individually or in the aggregate, have a Material Adverse Effect on the Company. In addition, since the date of the Base Balance Sheet attached hereto as Schedule 4.3, there shall not have been any substantial change to the state of the balance sheet of the Company.

  Section 4.4 Board Matters. The Company has taken such action as is necessary to fix the number of members of the Board of Directors of the Company at nine (9) and to cause the Board of Directors to establish a Compensation Committee and an Executive Committee, each consisting of no more than three (3) Directors. Thomas R. Shepherd and T. Nathanael Shepherd, as the nominees of the Investors, shall have been elected as Directors of the Company (together with any subsequent nominees of the Investors, the "Investors' Nominees"). Thomas R. Shepherd, as nominee of the Investors, shall have been appointed to the Compensation Committee; and Thomas R. Shepherd, as nominee of the Investors, shall have been appointed to the Executive Committee, along with Elisabeth B. Robert, President and Chief Executive Officer of the Company, and Fred Marks, Chairman of the Board of Directors or such persons successors.

  Section 4.5 Opinion of Counsel. The Investors shall have received from counsel for the Company an opinion dated as of the Closing Date substantially in the form attached hereto as Exhibit D.

  Section 4.6 All Proceedings Satisfactory. All corporate and other proceedings taken prior to or at the Closing in connection with the Amendment and the Transaction Documents shall be reasonably satisfactory in form and substance to the Investors.

  Section 4.7 Investors Fees. The Company agrees to pay, within a reasonable time after the Closing, on behalf of the Investors' Representative legal and accounting fees and related expenses actually incurred by the Investors' Representative in connection with their due diligence, the Transaction Documents and the Closing. No other investment banking fee, brokerage commissions, finder's fee or similar compensation (exclusive of professional fees to lawyer and accountants) in connection with the Transaction Documents shall be payable by the Company.

  Section 4.8 No Violation or Injunction. Neither the Amendment nor the consummation of the Transaction Documents shall be in violation of any law or regulation, and shall not be subject to any injunction, stay or restraining order or be the subject of any material pending or threatened litigation or governmental proceeding or investigation.

  Section 4.9 Consents, Waivers and Rescission. The Company shall have obtained all consents or waivers necessary to execute, deliver and perform the Transaction Documents and shall have delivered evidence thereof to the Investors. All corporate and other action and governmental filings necessary to effectuate the terms of the Transaction Documents shall have occurred. The Company has obtained from the Vermont National Bank an affirmative declaration that it will rescind, waive or otherwise release its claim to, and unencumber, the working capital assets of the Company, including, without limitation, the Company's trademarks, receivables, inventory and work in progress inventory, upon the request of the Company.

  Section 4.10 Management Agreement. The Management Agreement substantially in the form of Exhibit E hereto between the Company and The Shepherd Group LLC, a Massachusetts limited liability company, shall have been executed by each party thereto.

  Section 4.11 Investors' Nominees Indemnification. The Company shall indemnify and hold harmless the Investors' Nominees for actions taken as directors of the Company on behalf of the Company to the fullest extent permitted under the Company's Certificate of Incorporation, Bylaws and directors' and officers' liability insurance policy. The Company shall have provided to the Investors' Representative a copy of its existing directors' and officers' liability insurance policy, and the Company agrees that it shall use its best commercial efforts to maintain a directors' and officers' liability insurance policy which will provide the Investors' Nominees with coverage on substantially similar or better terms as currently provided by the Company to its directors and officers.

  Section 4.12 Key Person Insurance. The Company agrees that it shall purchase "key person" term life insurance of $1,000,000 on the life of Elisabeth B. Robert, with the Company as beneficiary within sixty (60) days after the Closing Date. The Company agrees that such policy shall not be assigned, borrowed against, pledged or otherwise hypothecated.

  Section 4.13   Non-competition Agreement.  Except as set forth in
  Schedule 4.13, each of the key senior executive officers of the Company listed on Exhibit F hereto shall have entered and become a party to an agreement with the Company pursuant to which, for a period of 18 months following termination of his or her employment with the Company, he or she agrees not to directly or indirectly engage, invest or otherwise make a material investment in any business that develops, manufactures or markets products or performs services which are materially competitive with or substantially similar to the products or services of the Company.

  Section 4.14 Financial Statements. The Company has furnished to the Investors' Representative complete and correct copies, including exhibits and footnotes, of its audited financial statements for the fiscal year ended June 30, 1998.

  ARTICLE 5.     PRE-CLOSING COVENANTS

  Section 5.1 Conduct of Business of the Company. Except as otherwise contemplated by this Agreement, during the period from the date of this Agreement to the Closing Date, the Company shall: (i) carry on its business in the ordinary course consistent with past practice and (ii) use all reasonable efforts consistent with good business judgment to preserve intact its current business. Except as otherwise contemplated by this Agreement, during the period from the date of this Agreement to the Closing Date, the Company will not (except as expressly contemplated or permitted by this Agreement or to the extent that at least two-thirds in interest of the Series C Preferred Stock shall otherwise consent in writing):

  (a) Declare, set aside or pay any dividend or other distribution (whether in cash, stock, or property or any combination thereof) in respect of any of its capital stock, (ii) split, combine or reclassify any of its capital stock or (iii) repurchase, redeem or otherwise acquire any of its capital stock;

  (b) Authorize for issuance, issue, sell, deliver or agree or commit to issue, sell or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) any stock of any class or any other securities (including indebtedness having the right to vote) or equity equivalents (including, without limitation, stock appreciation rights), except as contemplated by Schedule 5.1 and for options outstanding on the date of this Agreement in accordance with their present terms;

  (c) Acquire, sell, lease, encumber, transfer or dispose of any assets outside the ordinary course of business, which are material to the Company;

  (d) Incur any indebtedness for borrowed money, guarantee any indebtedness, issue or sell debt securities or warrants or rights to acquire any debt securities, guarantee (or become liable for) any debt of others, make any loans, advances or capital contributions, mortgage, pledge or otherwise encumber any material assets, create or suffer any material lien thereupon other than working capital borrowings pursuant to credit facilities in existence on the date hereof;

  (e) Pay, discharge, settle or satisfy any claims, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than any payment, discharge, settlement or satisfaction (i) in the ordinary course of business consistent with past practice; (ii) in connection with the transactions contemplated by this Agreement; or (iii) in accordance with their terms, of liabilities reflected or reserved against in, or contemplated by, the financial statements (or the notes thereto) of the Company contained in the SEC Reports;

  (f) Change any of the accounting principles or practices used by it (except as required by generally accepted accounting principles);

  (g) Except as required by law or contemplated by this Agreement or as set forth on Schedule 5.1, (i) enter into, adopt, amend or terminate any Employee Benefit Plan, (ii) enter into, adopt, amend or terminate any agreement, arrangement, plan or policy between the Company and one or more of its directors or officers, (iii) increase in any manner the compensation or fringe benefits of any employee (excluding executive officers whose compensation or fringe benefits will be subject to clause
  (iv) below) or pay any benefit not required by any plan and arrangement as in effect as of the date hereof, except for normal increases in the ordinary course of business consistent with past practice or (iv) increase in any manner the compensation or fringe benefits of any executive officer or director or pay any benefit not required by any plan and arrangement as in effect as of the date hereof;

  (h) Adopt any amendments to the Company's Certificates of Incorporation or By-Laws;

  (i) Acquire or agree to acquire (A) by merging or consolidating with, or by purchasing a substantial portion of the assets of, or by any other manner, any business or any corporation, partnership or other business organization or (B) any assets, including real estate, except (x) purchases of inventory, furnishings and equipment in the ordinary course of business consistent with past practice or (y) purchases of other assets the cost of which do not equal, in the aggregate, more than $75,000;

  (j) Make any new capital expenditure or expenditures, other than capital expenditures not to exceed, in the aggregate, $75,000;

  (k) Enter into a new agreement or amend or terminate any existing agreement which could reasonably be expected to have a Material Adverse Effect;

  (l) Expand the number of persons on the Board of Directors of the Company or add any other person to the Board of Directors; or

  (m) Enter into an agreement to take any of the foregoing actions or take, or enter into an agreement to take, any action that would result in any of the conditions to the transactions contemplated herein set forth in Article 4 not being satisfied.

  Section 5.2 Best Efforts; Cooperation. Subject to the terms and conditions of this Agreement, each of the parties hereto agrees to use his, her or its best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable by him, her or it under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement including, without limitation, (i) the preparation and filing of all forms, registrations, and notices required to be filed to consummate the transactions contemplated hereby and (ii) the taking of such actions as are necessary to obtain any requisite approvals, consents, orders, exemptions, and waivers by any public or private third party.


  ARTICLE 6.     POST-CLOSING COVENANTS

  So long as at least 15% of the Series C Preferred Stock issued on the Closing Date remains issued and outstanding, the Company agrees for the benefit of the Investors that it shall comply with the following covenants, except as otherwise set forth herein or as otherwise may be agreed to in writing by at least two-thirds in interest of the Series C Preferred Stock.

  Section 6.1 Financial Statements Budgetary Information; Inspection. The Company will deliver to the Investors' Representative internally prepared unaudited monthly and quarterly financial statements and audited annual financial statements and information relating thereto, including, without limitation, accountant letters. The unaudited monthly and quarterly financial information will be provided to the Investors' Representative within 30 days after the end of each month and quarter. The audited annual financial information will be provided to the Investors within 85 days after each fiscal year-end of the Company. The Company also will deliver to the Investors' Representative the annual budgetary information for the Company on the earlier of (i) one month after the beginning of each fiscal year of the Company or (ii) the date on which such budgetary information is completed.

  The Company will, upon reasonable prior notice to the Company, permit authorized representatives of the Investors' Representative to visit and inspect any of the properties of the Company, including its books of account (and to make copies thereof and take extracts therefrom), and to discuss its affairs, finances and accounts with its officers, administrative employees and independent accountants, all at such reasonable times and as often as may be reasonably requested.

  Section 6.2 Indemnification. The Certificate of Incorporation and Bylaws of the Company will at all times during which any nominee of any of the Investors serves as director of the Company provide for indemnification of the directors and limitations on the liability of the directors as is currently in place. The Company shall use its best commercial efforts to maintain a directors' and officers' liability insurance policy which will provide the Investors' Nominees with coverage on substantially the same or better terms as currently provided by the Company to its directors and officers.

  Section 6.3 Key Person Insurance. The Company shall maintain "key person" term life insurance policy of $1,000,000 on the life of Elisabeth B. Robert for so long as she remains the President or Chief

  Executive Officer of the Company, with the Company as beneficiary, which shall have been purchased by the Company within sixty (60) days of the Closing. The Company hereby agrees that such policy shall not be assigned, borrowed against, pledged or otherwise hypothecated.

  Section 6.4 Board of Directors and Committees of the Board of Directors. The Company shall arrange conference calls of the Board of Directors at such times as so requested by the Investors' nominees and shall pay all reasonable out-of-pocket expenses incurred by members of the Board of Directors in connection with attending meetings or other functions of the Company's Board of Directors or any committees thereof. The Company also shall cause the Board of Directors to appoint to each of the Compensation Committee and the Executive Committee the nominee of the Investors as set forth in Section 4.4 hereof.

  Section 6.5 Stock Options. The Company will not issue stock or grant stock options, warrants, other rights to purchase stock or phantom stock rights in the Company to employees, Directors, consultants or advisors of the Company except as determined by the Option Committee of the Board of Directors, and otherwise on such terms as the Option Committee of the Board of Directors shall determine or in accordance with the terms of the Company's Non-Employee Directors' Stock Option Plan.

  Section 6.6 Indebtedness. Except as approved by the Investors' Representative, the Company will not directly or indirectly, incur, create, assume, become or be liable in any manner with respect to, or permit to exist, any Indebtedness (as hereinafter defined) or liability, except;

  (a) Indebtedness described in Schedule 2.12 hereto or set forth on the Base Balance Sheet as in effect on the date hereof;

  (b) Indebtedness with respect to trade obligations and other normal accruals, including taxes, assessments, and other governmental charges, arising in the ordinary course of business and not yet due and payable, or which is being contested in good faith by appropriate proceedings;

  (c) Indebtedness incurred for purchase money obligations and capitalized lease obligations, so long as (i) the pertinent assets are acquired in the ordinary course of the Company's business, (ii) the Indebtedness secured thereby does not exceed the fair market value of such assets, and (iii) the aggregate amount of such Indebtedness does not exceed $300,000 at any one time;

  (d) Indebtedness in respect of guarantees by the Company to a third party, to the extent that any such guarantee secures Indebtedness of the Company which is specifically permitted to be incurred or to remain outstanding under the provisions of this Section 6.6; and

  (e) Indebtedness of any other kind not exceeding in the aggregate $250,000 at any one time.

  For purposes of this Agreement, the term "Indebtedness" shall mean with respect to any person or entity, (i) any liability, contingent or otherwise, of such person or entity (A) for borrowed money (whether or not recourse of the lender is to the whole of the assets of such person or entity or only to a portion thereof), (B) evidenced by a note, debenture or similar instrument (including a purchase money obligation) given in connection with the acquisition of any property or assets,
  (C) for any letter of credit or performance bond in favor of such person or entity, (D) for the payment of money relating to a capitalized lease obligation, or (E) any liability, contingent or otherwise, of such person or entity to any other person or entity for any purchase price associated with any acquisition of assets, business or otherwise (including any deferred purchase price, assumption of Indebtedness, noncompetition payments or other forms of consideration); (ii) any liability of others of the kind described in the preceding clause (i), which the person or entity has guaranteed or which is otherwise its legal liability, contingent or otherwise; (iii) any obligation secured by a Lien (as defined in Section 6.7 hereof) to which the property or assets of such person or entity are subject, whether or not the obligations secured thereby shall have been assumed by or shall otherwise be such person's or entity's legal liability; (iv) all other items (except items of capital stock, capital or paid-in surplus, retained earnings) which, in accordance with generally accepted accounting principles, would be included as a liability on the balance sheet of such person or entity on the date of determination; and (v) any and all deferrals, renewals, extensions or refinancing of, or amendments, modifications of supplements to, any liability of the kind described in any of the preceding clauses (i), (ii), (iii) or (iv).

  Section 6.7 Liens. Except as approved by the Investors' Representative, the Company will not, directly or indirectly, create, incur, assume or suffer to exist any Lien (as hereinafter defined) of any nature whatsoever on any of its assets (including any leasehold interests in property used by the Company) or ownership interests now or hereafter owned, other than:

  (a) Liens securing the payment of taxes, and other government charges, either not yet due or the validity of which is being contested in good faith before appropriate proceedings, and as to which the Company shall have set aside on its books adequate reserves to the extent required by generally accepted accounting principles and provided that, in any event, payment of any such tax, assessment, charge, levy or claim shall be made before any of the Company's property shall be seized and sold in satisfaction thereof;

  (b)  Liens securing Indebtedness permitted under Section 6.6 above;

  (c) Deposits under worker's compensation, unemployment insurance and social security laws;

  (d) Restrictions, easements, and minor irregularities in title which do not and will not interfere with the occupation, use and enjoyment of the properties of the Company in the normal course of business as presently conducted or materially impair the value of such assets for the purpose of such business;

  (e) Liens imposed by law, such as mechanics', materialmen's, landlords', warehousemen's, and carriers' Liens and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due for more than ninety (90) days or which are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established;

  (f) Liens, deposits or pledges to secure the performance of bids, tenders, contracts (other than contracts for the payment of indebtedness), leases (to the extent permitted under the terms of this Agreement), public or statutory obligations, surety, stay, appeal, indemnity, performance or other similar bonds, or other similar obligations arising in the ordinary course of business; and

  (g) Liens against the fee interest in real property leased by the Company which are securing obligations of the owner of such property.

  For purposes of this Agreement, the term "Lien" shall mean any interest in, or claim against, property relating to an obligation owed to, or claim by, a person or entity other than the owner of the property, whether such interest is based on the common law, statute or contract, and including but not limited to any security interest lien arising from a mortgage, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes, any rights of first refusal, charges, claims, liabilities, limitations, conditions, restrictions or other adverse claims. For the purposes of this Agreement, the Company shall be deemed to be the owner of any property which it has acquired or holds subject to a conditional sale agreement, financing lease or other arrangement pursuant to which title to the property has been retained by or vested in some other person or entity for security purposes and such retention or vesting shall be deemed to be a Lien.

  Section 6.8 Restrictive Covenants. The Company will not and will not enter into any agreement or understanding to:

  (a) sell, lease, encumber, transfer or otherwise dispose of (whether in one transaction or a series of related transactions) all or substantially all of its assets or business;

  (b) merge with or into or consolidate with another entity (other than any reincorporation merger not involving any change in the rights and obligations of the parties hereto), engage in any consolidation transaction, or acquire any other company or the assets of any other company other than in the ordinary course of business;

  (c)  liquidate or wind up its operations;

  (d) issue any shares of stock of the Company of any class having preferences senior to or pari passu with those of the Investor Preferred Shares;

  (e) except for the Excluded Shares, authorize, issue or grant any options, warrants, conversion rights or other rights to purchase or acquire any shares of stock of the Company of any class;

  (f)  amend any of the documents governing the terms of the Investor
  Warrants;

  (g) enter into any agreement or arrangement or take any other action that eliminates, amends, restricts or otherwise adversely affects the rights of the Investors hereunder or as holders of Securities or their ability to perform their obligations hereunder; or

  (h) except as otherwise expressly provided in Exhibit B or set forth in Schedule 6.8, hereto declare or make dividend payments on any of its capital stock.

  Section 6.9 Use of Proceeds. The Company will use the proceeds from the sale of the Securities for general working capital purposes, which shall include the payment of the transaction costs and expenses in accordance with Section 4.7 hereof.

  Section 6.10 Confidentiality Agreements; Non-Competition Agreements. The Company shall cause each future employee of the Company involved in development of any of the Company Rights, and each of the Company's future consultants and independent contractors involved in development of any of the Company Rights, to execute an agreement regarding confidentiality, proprietary information and assignment of inventions and copyrights to the Company in a form reasonably satisfactory to the Investors. The Company also shall cause each future key senior executive of the Company to execute an agreement regarding not competing with products and services of the Company for a period of 18 months following termination of such key senior executive's employment with the Company.

  Section 6.11 Insurance. The Company shall maintain fire, casualty, product liability and business interruption and other insurance policies, with extended coverage, sufficient in amount to allow it to replace any of its material properties which might be damaged or destroyed or sufficient to cover liabilities to which the Company may reasonably become subject, and such types and amounts of other insurance with respect to its business and properties, on both a per occurrence and an aggregate basis, as are customarily carried by persons engaged in the same or similar business as the Company.

  Section 6.12 Affiliated Transactions. Except as otherwise expressly provided in this Agreement or reflected in the Schedules hereto or the Management Agreement, the Company will not engage in any material transactions with, or make any material payments or distributions to or for the benefit of, any persons or entities controlled by, related to or affiliated with any of the shareholders.

  Section 6.13 Employees. The Investors shall have the right to review and to reject, in their sole and absolute discretion, any hiring decision made with respect to the positions of the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer of the Company; provided, however, that the renewal of Elisabeth B. Robert's employment agreement in the fall of 1998 shall not be subject to the Investors' Representative's review.

  Section 6.14 Nasdaq Listing; Form S-3 Eligibility. The Company shall use its best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable by it under applicable laws and regulations to maintain its listing of the Common Stock on Nasdaq or its successor, if any, and to remain eligible to use Form S-3 for the registration of its securities.

  Section 6.15 Nasdaq Listing Application. The Company, within the requisite time period, will file with Nasdaq an additional listing application which shall include the Securities to be issued pursuant to the terms hereof.


  ARTICLE 7.     RIGHTS TO PURCHASE

  Section 7.1 Right to Participate in Certain Sales of Additional Securities. The Company agrees that it will not sell or issue any new shares of capital stock of the Company, or other securities convertible into or exchangeable for capital stock of the Company (subject to appropriate adjustment in the event of stock splits, stock dividends or other reorganizations) warrants or rights carrying any rights to purchase capital stock of the Company other than the Excluded Shares, unless the Company first submits a written offer to the Investors identifying the terms of the proposed sale (including price, number or aggregate principal amount of securities and all other material terms), and offers to each Investor the opportunity to purchase up to his, her or its Pro Rata Share (as hereinafter defined) of the securities (subject to increase for over-allotment if some Investors do not fully exercise their rights as provided below) on terms and conditions, including price, not less favorable to the Investors than those on which the Company proposes to sell such securities to a third party or parties. Each Investor's "Pro Rata Share" of such securities shall be based on the ratio which the shares of Common Stock owned by him, her or it bears to all the issued and outstanding shares of Common Stock calculated on a fully diluted basis assuming conversion of the convertible securities if not converted and exercise of all warrants if not exercised as of the date of such written offer. The Company's offer to the Investors shall remain open and irrevocable for a period of 20 days, and Investors shall elect to purchase by giving written notice thereof to the Company within such twenty-day period including therein the maximum number of securities such Investor would purchase if other Investors do not elect to purchase, with the rights of electing Investors to purchase such additional securities to be based upon the relative holdings of Common Stock (determined as provided above) of the electing Investors in the case of over-subscription. Any securities so offered which are not purchased pursuant to such offer may be sold by the Company but only on the terms and conditions set forth in the initial offer to the Investors, at any time within 90 days following the termination of the above-referenced 20-day period but may not be sold to any other person or on terms and conditions, including price, that are more favorable to the purchaser than those set forth in such offer or after such 90-day period without renewed compliance with this Section 7.1.

  Notwithstanding the foregoing, the Company may, without complying with the first paragraph of this Section 7.1, (i) issue options and may issue shares of its Common Stock upon the conversion or exercise, as applicable, of the Excluded Shares, (ii) subject to Section 6.8 and
  Article 8 hereof, issue securities offered to the public generally pursuant to a registration statement or pursuant to Regulation A under the Securities Act, (iii) subject to Section 6.8 hereof, issue securities issued pursuant to a joint venture or the acquisition of another company by the Company by merger, purchase of substantially all of the assets or other reorganization whereby the Company or its shareholders own not less than fifty percent (50%) of the voting power of the surviving corporation or successor corporation, and (iv) subject to Section 6.8 hereof, stock issued in connection with any stock split, stock dividend or recapitalization by the Company.

  Section 7.2 Assignment of Rights. Each Investor may assign its rights under this Article 7 in connection with any transaction or series of related transactions involving the transfer of capital stock of the Company and upon any such transfer any such transferees shall be deemed an "Investor" for purposes of Sections 7.1 and 7.2 hereof with the rights set forth in such Sections.


  ARTICLE 8.     REGISTRATION RIGHTS

  Section 8.1 Optional Registrations. If at any time or times after the Closing Date, the Company shall seek to register any of its securities (whether in connection with a public offering of securities by the Company (a "primary offering"), a public offering of securities by a shareholder or shareholders of the Company (a "secondary offering"), or both), the Company will promptly give written notice thereof to each "Holder" of "Registrable Securities" as each is hereinafter defined in
  Section 8.3 below. If within 20 days after their receipt of such notice one or more Holders request the inclusion of some or all of the Registrable Securities owned by them in such registration, the Company will use its best efforts to effect the registration under the Securities Act of all Registrable Securities which such Holders may request in a writing delivered to the Company within 20 days after their receipt of the notice given by the Company. In the case of the registration of shares of capital stock by the Company in connection with any underwritten public offering, if the underwriter(s) determines that marketing factors require a limitation on the number of Registrable Securities to be offered, the Company shall not be required to register Registrable Securities in excess of the amount, if any, of shares of the capital stock which the underwriter(s) of such underwritten offering shall reasonably and in good faith agree to include in such offering in excess of any amount to be registered for the Company. If any limitation of the number of shares of Registrable Securities to be registered by the Holders is required pursuant to this Section 8.1, the number of shares that may be included in the registration shall be allocated pro rata among the holders of any registration rights in proportion, as nearly as practicable, to the respective amounts of registrable securities which each holder has requested to be included in the registration statement. If any Holder disapproves of the terms of any such underwriting, he, she or it may elect to withdraw therefrom by written notice to the Company and the underwriter(s). If, by such withdrawal, a greater number of shares of Common Stock held by other holders of registration rights may be included in such registration statement, the Company shall offer to all holders who have a right to include shares of Common Stock in the registration the right to include additional shares of Common Stock. The provisions of this Section 8.1 will not apply to a registration effected solely to implement (i) an employee benefit plan, or (ii) a transaction to which Rule 145 or any other similar rule of the Commission under the Securities Act is applicable.

  Section 8.2 Required Registrations. If an Investor(s) holding in the aggregate a majority of the Registrable Securities held by the Investors notifies the Company in writing that he, she, it or they intend to offer or cause to be offered for public sale all or a portion of their Registrable Securities, then the Company will notify all of the Holders who would be entitled to notice of a proposed registration under Section
  8.1 above and any other holder of piggyback registration rights of its receipt of such notification from the requesting Investor(s). Upon the written request of any such Holder or other holder of the Company's securities delivered to the Company within 30 days after receipt from the Company of such notification, the Company will either (i) elect to make a primary offering in which case the rights of such Holders shall be as set forth in Section 8.1 above (in which case the registration shall not count as one of the permitted demand registrations hereunder), or (ii) use its best efforts to promptly effect the registration under the Securities Act of such Registrable Securities as may be requested by any Holders and any other holders of piggyback registration rights in accordance with the terms of this Section 8.2 on Form S-3, or if such form is not then available to the Company, such other appropriate form for disposition in accordance with the intended method or methods of disposition stated in such request. If the Investor(s) initiating the registration intend to distribute the Registrable Securities by means of an underwriting, they shall so advise the Company in their request. In the event such registration is underwritten, the right of other holders to participate shall be conditioned on such holders' participation in such underwriting. Pursuant to this Section 8.2, the Company shall not be obligated to effect (i) more than three (3) registration statements under this Section 8.2 (exclusive of any registration the Company elects on Form S-1) or (ii) more than one registration statement under this
  Section 8.2 (exclusive of any registration the Company elects on Form S-1) per any twelve-month period. The Company may postpone the filing of any registration statement required hereunder for a reasonable period of time, not to exceed 60 days during any twelve-month period, if the Company has been advised by legal counsel that such filing would require a special audit or the disclosure of a material impending transaction or other matter and the Company's Board of Directors determines reasonably and in good faith that such disclosure would have a Material Adverse Effect on the Company. The Company shall not be required to cause a registration statement requested pursuant to this Section 8.2 to become effective prior to 90 days following the filing date of the registration statement initiated by the Company, if the request for registration has been received by the Company subsequent to the giving of written notice by the Company, made in good faith, to the Investors that the Company is commencing to prepare a Company-initiated registration statement (other than a registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 or any other similar rule of the Commission under the Securities Act is applicable); provided, however, that the Company shall use its best efforts to achieve such effectiveness promptly thereafter.

  Section 8.3 Registrable Securities. For the purposes of this Article 8, the term "Holder" or "Holders" shall mean any holder of outstanding Registrable Securities including, without limitation, the Investors and their permitted transferees as set forth in Section 8.9 hereof, and the term "Registrable Securities" shall mean any shares of Common Stock held by or subject to acquisition by an Investor upon the conversion of shares of Preferred Stock as applicable, including any shares issued by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization; provided, however, that if a Holder owns Investor Warrants or shares of Preferred Stock, the Holder may exercise its registration rights hereunder by converting Preferred Stock or exercising the Investor Warrants as of the closing of the relevant offering and shall not be required (except as provided in the Company's Certificate of Incorporation) to convert such Preferred Stock or exercise such Investor Warrants until and unless such closing occurs, it being understood that such exercise shall be wholly contingent upon the closing of the relevant offering; and provided, further, that any Common Stock that (a) is sold in a registered sale pursuant to an effective registration statement under the Securities Act or pursuant to Rule 144 thereunder, or (b) may be sold without restriction as to volume or otherwise pursuant to Rule 144 under the Securities Act (as confirmed by an unqualified opinion of counsel to the Company), shall not be deemed Registrable Securities.

  Section 8.4 Further Obligations of the Company. Whenever the Company is required hereunder to register any Registrable Securities, it agrees that it shall also do the following:

  (a) pay all expenses incurred by any party hereto in effecting the registrations, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel for the Company and fees of one counsel for the selling Holders of Registrable Securities (which counsel shall be selected by the Holders of not less than a majority of the Registrable Securities to be included in any such registration), underwriting expenses (other than commissions or discounts), expenses of any audits incident to or required by any such registration and expenses of complying with the securities or blue sky laws of any jurisdictions pursuant to Section 8.4(f) hereof;

  (b) use its best efforts diligently to prepare and file with the Commission a registration statement on the appropriate form under the Securities Act with respect to such securities, which form shall comply as to form in all material respects with the requirements of the applicable form and include all financial statements required by the Commission to be filed therewith, and use its best efforts to cause such registration statement to become and remain effective until completion of the proposed offering;

  (c) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the sale or other disposition of all securities covered by such registration statement whenever the seller or sellers of such securities shall desire to sell or otherwise dispose of the same, but only to the extent provided in this Article 8;

  (d) furnish to each selling Holder and the underwriters, if any, such number of copies of such Registration Statement, any amendments thereto, any documents incorporated by reference therein, the prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as such selling Holder may reasonably request in order to facilitate the public sale or other disposition of the securities owned by such selling holder;

  (e) enter into any reasonable underwriting agreement required by the proposed underwriter for the selling Holders, if any, in such form and containing such terms as are customary; provided, however, that if the underwriter requires that representations or warranties be made and that indemnification be provided in respect of the Company's business, operations, financial information and the like and the disclosures relating thereto in the prospectus; the Company shall make all such representations and warranties and provide all such indemnities;

  (f) use every reasonable effort to register or qualify the securities covered by such registration statement under such other securities or state blue sky laws of such jurisdictions as each selling holder shall reasonably request, and do any and all other acts and things which may be necessary under such securities or blue sky laws to enable such selling holder to consummate the public sale or other disposition in such jurisdictions of the securities owned by such selling holder, except that the Company shall not for any such purpose be required to qualify to do business as a foreign corporation in any jurisdiction wherein it is not so qualified;

  (g) promptly notify each selling Holder of Registrable Securities, such selling Holders' counsel and any underwriter and (if requested by any such Person) confirm such notice in writing, of the happening of any event which makes any statement made in the registration statement or related prospectus untrue or which requires the making of any changes in such registration statement or prospectus so that they will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein in the light of the circumstances under which they were made not misleading; and, as promptly as practicable thereafter, prepare and file with the Commission and furnish a supplement or amendment to such prospectus so that, as thereafter deliverable to the purchasers of such Registrable Securities, such prospectus will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading;

  (h) cause all such Registrable Securities to be listed on each securities exchange or quotation system on which the Common Stock of the Company is then listed or quoted;

  (i) otherwise use its best efforts to comply with the securities laws of the United States and other applicable jurisdictions and all applicable rules and regulations of the Commission and comparable governmental agencies in other applicable jurisdictions. The Company shall make generally available to the Holders, in each case as soon as practicable, but not later than 45 days after the close of the period covered thereby, an earnings statement of the Company which will satisfy the provisions of Section 11(a) of the Securities Act and which requirement will be deemed to be satisfied if the Company timely files complete and accurate information on Form 10-QSB, 10-KSB, and 8-K under the Exchange Act and otherwise complies with Rule 158 under the Securities Act;

  (j) furnish to each prospective selling Holder a signed counterpart, addressed to the prospective selling Holder, of (A) an opinion of counsel for the Company, dated the effective date of the registration statement, and (B) a "comfort" letter signed by the independent public accountants who have certified the Company's financial statements included in the registration statement, covering substantially the same matters with respect to the registration statement (and the prospectus included therein) and (in the case of the accountants' letter) with respect to events subsequent to the date of the financial statements, as are customarily covered (at the time of such registration) in opinions of the Company's counsel and in accountants' letters delivered to the underwriters in underwritten public offerings of securities, but only to the extent required by the underwriting agreement;

  (k) within a reasonable time before each filing of the registration statement or prospectus or amendments or supplements thereto with the Commission, furnish to counsel selected by the Holders of Registrable Securities copies of such documents proposed to be filed, which documents shall be subject to the reasonable approval of such counsel;

  (l) use its best efforts to prevent the issuance of any order suspending the effectiveness of a registration statement, and if one is issued use its best efforts to obtain the withdrawal of any order suspending the effectiveness of a registration statement at the earliest possible moment;

  (m) if requested by the managing underwriter or underwriters (if any), any selling Holder, or such selling Holder's counsel, promptly incorporate in a prospectus supplement or post-effective amendment such information as such person requests to be included herein, including, without limitation, with respect to the securities being sold by such selling Holder to such underwriter or underwriters, the purchase price being paid therefor by such underwriter or underwriters and with respect to any other terms of an underwritten offering of the securities to be sold in such offering, and promptly make all required filings of such prospectus supplement or post-effective amendment; and

  (n) otherwise cooperate with the underwriter or underwriters, the Commission and other regulatory agencies and take all actions and execute and deliver or cause to be executed and delivered all documents necessary to effect the registration of any Registrable Securities under this Article 8.

  Section 8.5 Information by Holder. In any registered offering (whether or not the Registrable Securities of any Holder are included therein), the Holders shall provide the Company in a writing signed by such Holder such information about the Holder and the Holder's intended method of disposition, if applicable, as the Company shall reasonably request and as shall be required to enable the Company to comply with the Securities Act and applicable state securities laws. Such information shall be provided to the Company within a reasonable time after written request is made by the Company and the Company may exclude from such registration the Registrable Securities of any Holder that fails to furnish such information within a reasonable time after receiving such request, provided that the Company has notified such Holder in writing of its intention to exclude the Holder's Registrable Securities and such Holder has not provided the Company with such information within five
  (5) business days of its receipt of such notice.

  Section 8.6 Lockup Agreement. For so long as the Holders have the right to have Registrable Securities included in any registration pursuant to this Agreement, each Holder agrees in connection with any registration of the Company's securities upon the request of the underwriters managing any underwritten offering of the Company's securities, not to sell, make any short sale of, pledge, grant any option for the purchase of or otherwise dispose of any Registrable Securities (other than those included in such registration) without the prior written consent of the Company or such underwriters, as the case may be, during the 90-day period beginning on the effective date of such registration as the Company or the underwriters may specify. This provision shall apply whether or not any Registrable Securities of the Holder are included in the offering. This Section 8.6 shall not be deemed to apply to (i) transfers by a Holder to affiliates of the Holder or (ii) transfers to a third party that do not involve a public offering and in which the transferor agrees to be bound by the terms of this provision.

  Section 8.7    Indemnification; Contribution.

  (a)  Incident to any registration statement referred to in this
  Article 8, the Company will indemnify and hold harmless each underwriter, each Holder who offers or sells any such Registrable Securities in connection with such registration statement (including its partners (including partners of partners and stockholders of any such partners), and directors, officers, employees and agents of any of them (a "Selling Holder"), and each person who controls any of them within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act (a "Controlling Person"), from and against any and all losses, claims, damages, expenses and liabilities, joint or several (including any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit or proceeding or any claim asserted, as the same are incurred), to which they, or any of them, may become subject under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, at common law or otherwise, insofar as such losses, claims, damages or liabilities arise out of or are based on (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement (including any related preliminary or definitive prospectus, or any amendment or supplement to such registration statement or prospectus), (ii) any omission or alleged omission to state in such document a material fact required to be stated in it or necessary to make the statements in it not misleading, or (iii) any violation by the Company of the Securities Act, any state securities or "blue sky" laws or any rule or regulation thereunder in connection with such registration; provided, however, that the Company will not be liable to the extent that such loss, claim, damage, expense or liability arises from and is based on an untrue statement or omission or alleged untrue statement or omission made in reliance on and in conformity with information furnished in writing to the Company by such underwriter, Selling Holder or Controlling Person expressly for use in such registration statement. With respect to such untrue statement or omission or alleged untrue statement or omission in the information furnished in writing to the Company by such Selling Holder expressly for use in such registration statement, such Selling Holder will indemnify and hold harmless each other underwriter, the Company (including its directors, officers, employees, shareholders and agents), each other Holder (including its partners (including partners of partners and stockholders of such partners) and directors, officers, employees and agents of any of them, and each person who controls any of them within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, from and against any and all losses, claims, damages, expenses and liabilities, joint or several, to which they, or any of them, may become subject under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, at common law or otherwise to the same extent provided in the immediately preceding sentence. In no event, however, shall the liability of a Selling Holder for indemnification under this Section 8.7(a) exceed the lesser of (i) that proportion of the total of such losses, claims, damages or liabilities indemnified against equal to the proportion of the total securities sold under such registration statement which is being sold by such Selling Holder or (ii) the proceeds received by such Selling Holder from its sale of Registrable Securities under such registration statement.

  (b) In the event the Company, any selling Holder or other person receives a complaint, claim or other notice of any liability or action, giving rise to a claim for indemnification under Section 8.7(a) above, the person claiming indemnification under such paragraph shall promptly notify the person against whom indemnification is sought of such complaint, notice, claim or action, and such indemnifying person shall have the right to investigate and defend any such loss, claim, damage, liability or action. No indemnifying person in the defense of any such claim or litigation, shall, except with the consent of each indemnified person, consent to entry of any judgement or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified person of a release from all liability in respect of such claim or litigation. The person claiming indemnification shall have the right to employ separate counsel in any such action and to participate in the defense thereof but the fees and expenses of such counsel shall not be at the expense of the person against whom indemnification is sought (unless the indemnifying party fails to promptly defend, in which case the fees and expenses of such separate counsel shall be borne by the person against whom indemnification is sought). In no event shall a person against whom indemnification is sought be obligated to indemnify any person for any settlement of any claim or action effected without the indemnifying person's prior written consent.

  (c) If the indemnification provided for in Section 8.7(a) above for any reason is held by a court of competent jurisdiction to be unavailable to an indemnified party in respect of any losses, claims, damages, expenses or liabilities referred to therein, then each indemnifying party under this Section 8.7, in lieu of indemnifying such indemnified party thereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, expenses or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received by the Company, the other Selling Holders and the underwriters from the offering of the Registrable Securities or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Company, the other Selling Holders and the underwriters in connection with the statements or omissions which resulted in such losses, claims, damages, expenses or liabilities, as well as any other relevant equitable considerations.
  The relative benefits received by the Company, the Selling Holders and the underwriters shall be deemed to be in the same respective proportions that the net proceeds from the offering (before deducting expenses) received by the Company and the Selling Holders and the underwriting discount received by the underwriters, in each case as set forth in the table on the cover page of the applicable prospectus, bear to the aggregate public offering price of the Registrable Securities. The relative fault of the Company, the Selling Holders and the underwriters shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company, the Selling Holders or the underwriters and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

  The Company, the Selling Holders, and the underwriters agree that it would not be just and equitable if contribution pursuant to this Section 8.7(c) were determined by pro rata or per capita allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. In no event, however, shall a Selling Holder be required to contribute any amount under this Section 8.7(c) in excess of the lesser of (i) that proportion of the total of such losses, claims, damages or liabilities indemnified against equal to the proportion of the total Registrable Securities sold under such registration statement which are being sold by such Selling Holder or (ii) the proceeds received by such Selling Holder from its sale of Registrable Securities under such registration statement. No person found guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not found guilty of such fraudulent misrepresentation.

  (d) The amount paid by an indemnifying party or payable to an indemnified party as a result of the losses, claims, damages and liabilities referred to in this Section 8.7 shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim, payable as the same are incurred. The indemnification and contribution provided for in this
  Section 8.7 will remain in full force and effect regardless of any investigation made by or on behalf of the indemnified parties or any officer, director, employee, agent or controlling person of the indemnified parties.

  (e) The indemnification provided by this Section 8.7 shall be a continuing right to indemnification and shall survive the registration and sale of any Registrable Securities by any person entitled to indemnification hereunder and the expiration or termination of this Agreement.

  Section 8.8 Rule 144 Requirements. The Company shall use its best efforts to take all action as may be required as a condition to the availability of Rule 144 under the Securities Act (or any successor or similar exemptive rules hereafter in effect). The Company shall use its best efforts to facilitate and expedite transfers of Registrable Securities pursuant to Rule 144 under the Securities Act, which efforts shall include, but not be limited to, timely notice to its transfer agent to expedite such transfers of Registrable Securities; provided, however, that the Holder shall pay the cost of any legal opinion necessary to expedite such transfers of Registrable Securities. The Company shall furnish to any Holder, within 15 days of a written request, a written statement executed by the Company as to the steps it has taken to comply with the current public information requirement of Rule 144 or such successor rules.

  Section 8.9 Transfer of Registration Rights. The registration rights and related obligations under this Article 8 of the Holders with respect to their Registrable Securities may be assigned in connection with any transaction or series of related transactions involving the Transfer of capital stock of the Company, other than pursuant to an effective registration statement under the Securities Act or pursuant to Rule 144 thereunder, and upon any such Transfer such transferee shall be deemed to be included within the definition of a "Holder" for purposes of this
  Article 8 with the rights set forth herein. The relevant Holder as the case may be, shall notify the Company at the time of such Transfer.

  Section 8.10 Limitations on Subsequent Registration Rights. After the date hereof, the Company shall not enter into any agreement granting any holder or prospective holder of any securities of the Company registration rights with respect to such securities unless such new registration rights, including standoff obligations, are subordinate or pari pasu to the registration rights granted to the Holders hereunder.


  ARTICLE 9.     TERMINATION

  Section 9.1 Termination. This Agreement may be terminated at any time prior to the Closing Date, whether before or after approval of the transactions contemplated hereby by the shareholders of the Company:

  (a)  by mutual consent of the Company and the Investors;

  (b) by the Investors, if the Company has failed to perform in any material respect any of its obligations required to be performed by it under this Agreement and such failure continues for five (5) business days after receipt by the Company of a written notice from the Investors describing such failure, unless failure to so perform has been caused by or results from a breach of this Agreement by the Investors;

  (c) by the Company, if the Investors shall have failed to perform in any material respect any of their respective obligations under this Agreement and such failure continues for five (5) business days after receipt by the Investors of a written notice from the Company describing such failure, unless failure to so perform has been caused by or results from a breach of this Agreement by the Company;

  (d) by the Company, if the closing price of the Common Stock of the Company quoted on Nasdaq on the day prior to the Closing Date is greater than $1.625; or

  (e) by the Investors, if the average of the closing price of the Common Stock of the Company, as recorded on the Nasdaq SmallCap Market, for the period commencing on the date hereof and ending on the Closing Date in which an actual trade was executed is less than $.9375.

  Section 9.2 Effect of Termination. In the event of the termination and abandonment of this Agreement pursuant to Section 9.1 hereof, this Agreement shall forthwith become void and have no effect, without any liability on the part of any party hereto or its affiliates, directors, officers or stockholders, other than the provisions of Section 9.3 hereof and the Letter of Intent, dated as of May 21, 1998, by and between the Company and The Shepherd Group LLC (the "Letter of Intent").

  Nothing contained in this Section 9.2 shall relieve any party from liability for any breach of this Agreement.

  Section 9.3 Termination Fee. As a condition to the willingness of the Investors to enter into this Agreement and to compensate the Investors for entering into this Agreement, taking action to consummate the transactions hereunder and incurring the costs and expense related thereto, the Company shall pay to the Investors an amount equal to all reasonable legal and accounting fees and related expenses actually incurred by the Investors in connection with the Transaction Documents and their due diligence in connection with the transactions contemplated hereby if the Company or the Investors shall have terminated this Agreement pursuant to the provisions of Section 9.1(a), 9.1(b) or 9.1(d) hereof. No such payment shall be made to the Investors if the Company shall have terminated this Agreement pursuant to the provisions of
  Section 9.1(c) or if the Investors shall have terminated this Agreement pursuant to the provisions of Section 9.1(e) hereof. The Company also shall pay to the Investors One Hundred Thousand Dollars ($100,000) if the Company shall have terminated this Agreement pursuant to the provisions of Section 9.1(d) hereof. Any payments required by this
  Section 9.3 shall be payable by the Company to the Investors (by wire transfer of immediately available funds to an account designated by the Investors) within two (2) business days after demand by the Investors.

  Section 9.4 Extension; Waiver. At any time prior to the Closing Date, the parties hereto may, to the extent legally allowed, (i) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (iii) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in a written instrument signed on behalf of such party.

  Section 9.5 Right to Proceed. Notwithstanding anything in this Agreement to the contrary, if any of the conditions specified in Article 4 hereof have not been satisfied, the Investors shall have the right to proceed with the transactions contemplated hereby without waiving any of their rights hereunder.


  ARTICLE 10.    GENERAL

  Section 10.1 Amendments, Waivers and Consents. For the purposes of the Transaction Documents, no course of dealing between or among any of the parties hereto and no delay on the part of any party hereto in exercising any rights hereunder or thereunder shall operate as a waiver of the rights hereof and thereof. No provision hereof may be waived otherwise than by a written instrument signed by the parties so waiving such covenant or other provision; provided, however, changes in or additions to, and any consents required by, this Agreement may be made, and compliance with any term, covenant, condition or provision set forth herein may be omitted or waived (either generally or in a particular instance and either retroactively or prospectively) by a consent of the

  Investors and/or the Company, as applicable, in accordance with Section
  10.2.  Any amendment or waiver effected in accordance with this Section
  10.1 shall be binding upon each party to this Agreement and each assignee of such a party.

  Section 10.2 Actions or Consents of Investors. Any actions required to be taken or consents, approvals, votes or waivers required or contemplated to be given herein by the Investors shall require a vote of Investors holding at least two-thirds in interest of the Series C Preferred Stock held by the Investors.

  Section 10.3   Indemnification from the Company: Expenses.

  (a) Without limitation of any other provision of this Agreement, the Company agrees to defend, indemnify and hold the Investors and their affiliates and their respective direct and indirect partners, members, stockholders, directors, officers, employees and agents and each person who controls any of them within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act (parties receiving the benefit of the indemnification agreement in this Section 10.3 shall be referred to collectively as the "Company Indemnified Parties" and individually as a "Company Indemnified Party") harmless from and against any and all losses, claims, damages, obligations, liens, assessments, judgments, fines, liabilities, diminution in value, and other costs and expenses (including without limitation interest, penalties and any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit or proceeding or any claim asserted, as the same are incurred) of any kind or nature whatsoever which may be sustained or suffered by any such Company Indemnified Party, without regard to any investigation by any of the Company Indemnified Parties, based upon, arising out of, by reason of or otherwise in respect of or in connection with any third party or governmental action relating to any action taken or omitted to be taken or alleged to have been taken or omitted to have been taken by any Company Indemnified Party as shareholder, director, agent, representative or controlling person of the Company, including, without limitation, any and all losses, claims, damages, expenses and liabilities, joint or several (including any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit or proceeding or any claim asserted, as the same may be incurred) arising or alleged to arise under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, at common law or otherwise, including without limitation any such claim alleging so-called control person liability or securities law liability; provided, however, that the Company will not be liable to the extent that such loss, claim, damage, expense or liability arises from and is based on (a) an untrue statement or omission or alleged untrue statement or omission in a registration statement or prospectus which is made in reliance on and in conformity with written information furnished to the Company in an instrument duly executed by or on behalf of such Company Indemnified Party specifically stating that it is for use in the preparation thereof or (b) a knowing and willful violation of the federal securities laws by a Company Indemnified Party, as finally determined by a court of competent jurisdiction.

  (b) If the indemnification provided for in Section 10.3(a) above for any reason is held by a court of competent jurisdiction to be unavailable to a Company Indemnified Party in respect of any losses, claims, damages, expenses or liabilities referred to therein, then the Company, in lieu of indemnifying such Company Indemnified Party thereunder, shall contribute to the amount paid or payable by such Company Indemnified Party as a result of such losses, claims, damages, expenses or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received by the Company and the Investors, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Company and the Investors in connection with the action or inaction which resulted in such losses, claims, damages, expenses and liabilities, as well as any other relevant equitable considerations. In connection with any registration of the Company's securities, the relative benefits received by the Company and the Investors shall be deemed to be in the same respective proportions that the net proceeds from the offering (before deducting expenses) received by the Company and the Investors, in each case as set forth in the table on the cover page of the applicable prospectus, bear to the aggregate public offering price of the securities so offered. The relative fault of the Company and the Investors shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company or the Investors and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

  The Company and the Investors agree that it would not be just and equitable if contribution pursuant to this Section 10.3(b) were determined by pro rata or per capita allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. In connection with the registration of the Company's securities, in no event shall an Investor be required to contribute any amount under this
  Section 10.3(b) in excess of the lesser of (i) that proportion of the total of such losses, claims, damages or liabilities indemnified against equal to the proportion of the total securities sold under such registration statement which is being sold by such Investor or (ii) the proceeds received by such Investor from its sale of securities under such registration statement. No person found guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities
  Act) shall be entitled to contribution from any person who was not found guilty of such fraudulent misrepresentation.

  Section 10.4   Indemnification from the Company.

  (a) Without limitation of any other provision of this Agreement, the Company agrees to defend, indemnify and hold harmless the Company Indemnified Parties from and against any and all losses, claims, damages, obligations, liens, assessments, judgments, fines, liabilities, diminution in value, and other costs and expenses (including without limitation interest, penalties and any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit or proceeding or any claim asserted, as the same are incurred) of any kind or nature whatsoever which may be sustained or suffered by any such Company Indemnified Party, without regard to any investigation by any of the Company Indemnified Parties, based upon, arising out of, by reason of or otherwise in respect of or in connection with (i) any inaccuracy in or breach of any representation or warranty made by the Company in the Transaction Documents or (ii) any breach of any covenant or agreement made by the Company in the Transaction Documents.

  (b) The indemnification provided for in this Section 10.4 will remain in full force and effect regardless of any investigation made by or on behalf of the Company Indemnified Parties or any officer, director, partner, employee, agent or controlling person of the Company Indemnified Parties or any knowledge of the Company Indemnified Parties or such individuals of any facts or circumstances contributing to such indemnification.

  Section 10.5   Indemnification from the Investors: Expenses.

  (a) Without limitation of any other provision of this Agreement, the Investors agree to defend, indemnify and hold the Company (the "Investor Indemnified Party") harmless from and against any and all losses, claims, damages, obligations, liens, assessments, judgments, fines, liabilities, diminution in value, and other costs and expenses (including without limitation interest, penalties and any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit or proceeding or any claim asserted, as the same are incurred) of any kind or nature whatsoever which may be sustained or suffered by any such Investor Indemnified Party, without regard to any investigation by the Investor Indemnified Party, based upon, arising out of, by reason of or otherwise in respect of or in connection with any third party or governmental action relating to any action taken or omitted to be taken or alleged to have been taken or omitted to have been taken by any Investor Indemnified Party as shareholder, director, agent, representative or controlling person of the Investors, including, without limitation, any and all losses, claims, damages, expenses and liabilities, joint or several (including any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit or proceeding or any claim asserted, as the same may be incurred) arising or alleged to arise under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, at common law or otherwise, including without limitation any such claim alleging so-called control person liability or securities law liability; provided, however, that the Investors will not be liable to the extent that such loss, claim, damage, expense or liability arises from and is based on (a) an untrue statement or omission or alleged untrue statement or omission in a registration statement or prospectus which is made in reliance on and in conformity with written information furnished to the Investors in an instrument duly executed by or on behalf of such Investor Indemnified Party specifically stating that it is for use in the preparation thereof or (b) a knowing and willful violation of the federal securities laws by an Investor Indemnified Party, as finally determined by a court of competent jurisdiction.

  (b) If the indemnification provided for in Section 10.5(a) above for any reason is held by a court of competent jurisdiction to be unavailable to the Investor Indemnified Party in respect of any losses, claims, damages, expenses or liabilities referred to therein, then the Investors, in lieu of indemnifying such Investor Indemnified Party thereunder, shall contribute to the amount paid or payable by such Investor Indemnified Party as a result of such losses, claims, damages, expenses or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received by the Company and the Investors, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Company and the Investors in connection with the action or inaction which resulted in such losses, claims, damages, expenses and liabilities, as well as any other relevant equitable considerations. In connection with any registration of the Company's securities, the relative benefits received by the Company and the Investors shall be deemed to be in the same respective proportions that the net proceeds from the offering (before deducting expenses) received by the Company and the Investors, in each case as set forth in the table on the cover page of the applicable prospectus, bear to the aggregate public offering price of the securities so offered. The relative fault of the Company and the Investors shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company or the Investors and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

  The Company and the Investors agree that it would not be just and equitable if contribution pursuant to this Section 10.5(b) were determined by pro rata or per capita allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. No person found guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not found guilty of such fraudulent misrepresentation.

  Section 10.6   Indemnification from the Investors.

  (a) Without limitation of any other provision of this Agreement, the Investors agree to defend, indemnify and hold harmless the Investor Indemnified Party from and against any and all losses, claims, damages, obligations, liens, assessments, judgments, fines, liabilities, diminution in value, and other costs and expenses (including without limitation interest, penalties and any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit or proceeding or any claim asserted, as the same are incurred) of any kind or nature whatsoever which may be sustained or suffered by any such Investor Indemnified Party, without regard to any investigation by the Investor Indemnified Party, based upon, arising out of, by reason of or otherwise in respect of or in connection with (i) any inaccuracy in or breach of any representation or warranty made by the Investors in the Transaction Documents or (ii) any breach of any covenant or agreement made by the Investors in the Transaction Documents.
  (b) The indemnification provided for in this Section 10.6 will remain in full force and effect regardless of any investigation made by or on behalf of the Investor Indemnified Party or any officer, director, partner, employee, agent or controlling person of the Investor Indemnified Party or any knowledge of the Investor Indemnified Party or such individuals of any facts or circumstances contributing to such indemnification.

  Section 10.7 Notice; Defense of Claims. Either a Company Indemnified Party or an Investor Indemnified Party (collectively, the "Indemnified Party") may make claims for indemnification hereunder by promptly giving written notice thereof to the indemnifying party within the period in which indemnification claims can be made hereunder. If indemnification is sought for a claim or liability asserted by a third party, the Indemnified Party shall also give written notice thereof to the indemnifying party promptly after receipt by an Indemnified Party of notice of any claim or liability being asserted, but the omission to so notify the indemnifying party promptly will not relieve the indemnifying party from any liability except to the extent that the indemnifying party shall have been prejudiced as a result of the failure or delay in giving such notice. Such notice shall state the information then available regarding the amount and nature of such claim, liability or expense and shall specify the provision or provisions of this Agreement under which the liability or obligation is asserted. If within twenty
  (20) days after receiving such notice the indemnifying party gives written notice to the Indemnified Party stating that (a) it would be liable under the provisions hereof for indemnity in the amount of such claim if such claim were successful and (b) that it disputes and intends to defend against such claim, liability or expense at its own cost and expense, then counsel for the defense shall be selected by the indemnifying party (subject to the consent of the Indemnified Party which consent shall not be unreasonably withheld) and the Indemnified Party shall not be required to make any payment with respect to such claim, liability or expense as long as the indemnifying party is conducting a good faith and diligent defense at its own expense; provided, however, that the assumption of defense of any such matters by the indemnifying party shall relate solely to the claim, liability or expense that is subject or potentially subject to indemnification. The indemnifying party shall have the right, with the consent of the Indemnified Party, which consent shall not be unreasonably withheld, to settle all indemnifiable matters related to claims by third parties which are susceptible to being settled provided its obligation to indemnify the Indemnified Party therefor will be fully satisfied. The indemnifying party shall keep the Indemnified Party apprised of the status of the claim, liability or expense and any resulting suit, proceeding or enforcement action, shall furnish the Indemnified Party with all documents and information that the Indemnified Party shall reasonably request and shall consult with the Indemnified Party prior to acting on major matters, including settlement discussions. Notwithstanding anything herein stated to the contrary, the Indemnified Party shall at all times have the right to fully participate in such defense at its own expense directly or through counsel; provided, however, if the named parties to the action or proceeding include both the indemnifying party and the Indemnified Party and representation of both parties by the same counsel would be inappropriate under applicable standards of professional conduct, the expense of separate counsel for the Indemnified Party shall be paid by the indemnifying party. If no such notice of intent to dispute and defend is given by the indemnifying party, or if such diligent good faith defense is not being or ceases to be conducted, the Indemnified Party shall, at the expense of the indemnifying party, undertake the defense of (with counsel selected by the Indemnified Party), and shall have the right to compromise or settle (exercising reasonable business judgment), such claim, liability or expense. If such claim, liability or expense is one that by its nature cannot be defended solely by the indemnifying party, then the Indemnified Party shall make available all information and assistance that the indemnifying party may reasonably request and shall cooperate with the indemnifying party in such defense.

  Section 10.8 Survival of Representations; Warranties and Covenants; Assignability of Rights. All covenants, agreements, representations and warranties of the Company and the Investors made herein and in the certificates, exhibits and schedules delivered to the Investors' Representative or the Company in connection herewith (a) are material and shall be deemed to have been relied upon by the Company or such Investor, as applicable, and shall survive the delivery and acceptance of the Securities and (b) shall bind the Company's or the Investors', as applicable, successors and assigns, whether so expressed or not, and, except as otherwise provided in this Agreement, all such covenants, agreements, representations and warranties shall inure to the benefit of the Company's or the Investors', as applicable, successors and assigns and to the Investors' transferees of the Securities, whether so expressed or not, subject to the provisions of Sections 7.2 and 8.9 hereof. Notwithstanding the foregoing, indemnification with respect to losses arising pursuant to Section 10.4(a)(i) or Section 10.6(a)(i) shall expire on the date that is two weeks following the delivery to the Investors' Representative of the audited financial statements of the Company for the fiscal year ending June 30, 1999; provided, however, that if such loss is due to a knowing breach by the Company of a representation in the Transaction Documents or a breach by the Company of a representation in the Transaction Documents involving fraud or intentional misrepresentation, indemnification shall not expire on the date that is two weeks following the delivery to the Investors' Representative of the audited financial statements of the Company for the fiscal year ending June 30, 1999; and provided further, that in each case if prior to the applicable date of expiration a specific state of facts shall have become known which may constitute or give rise to any claim by an Indemnified Party or Parties as to which indemnity may be payable to such Indemnified Party or Parties shall have given notice of such facts to the other party, then the right to indemnification with respect thereto shall remain in effect until such matter shall have been finally determined and disposed of, and any indemnification due in respect thereof shall have been paid, according to the date on which notice of the applicable claim is given.

  Section 10.9 Legend on Securities. The Company and the Investors acknowledge and agree that the following legend shall be typed on each certificate evidencing any of the securities issued hereunder held at any time by an Investor:

  THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES OR BLUE SKY LAWS AND MAY NOT BE OFFERED, SOLD, TRANSFERRED, HYPOTHECATED OR OTHERWISE ASSIGNED EXCEPT (1) PURSUANT TO A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES WHICH IS EFFECTIVE UNDER THE ACT OR (2) PURSUANT TO AN AVAILABLE EXEMPTION FROM REGISTRATION UNDER THE ACT RELATING TO THE DISPOSITION OF SECURITIES AND (3) IN ACCORDANCE WITH APPLICABLE STATE SECURITIES AND BLUE SKY LAWS.

  Section 10.10 Governing Law; Jurisdiction; Venue. This Agreement shall be deemed to be a contract made under, and shall be construed in accordance with, the laws of The Commonwealth of Massachusetts without giving effect to conflict of laws principles thereof. The Company hereby agrees that the state and federal court of The Commonwealth of Massachusetts or, at the option of the Investors, any other court in which the Investors shall initiate legal or equitable proceedings, to the extent such court otherwise has jurisdiction, shall have jurisdiction to hear and determine any claims or disputes between the Investors and the Company pertaining directly or indirectly to this Agreement and all documents, instruments and agreements executed pursuant hereto, or to any matter arising therefrom (unless otherwise expressly provided for therein). To the extent permitted by law, the Company hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by the Investors in any of such courts, and agrees that service of such summons and complaint or other process or papers may be made by registered or certified mail addressed to the Company at the address to which notices are to be sent pursuant to this Agreement. The Company waives any claim that Boston, Massachusetts is an inconvenient forum or an improper forum based on lack of venue. To the extent permitted by law, should the Company, after being so served, fail to appear or answer to any summons, complaint, or process or papers so served within 30 days after the mailing thereof, the Company shall be deemed in default and an order and/or judgment may be entered by the Investors against the Company as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum set forth in this Section 10.8 shall not be deemed to preclude the enforcement of any judgment obtained in such forum or the taking of any action to enforce the same in any other appropriate jurisdiction.

  Section 10.11 Section Headings and Gender. The descriptive headings in this Agreement have been inserted for convenience only and shall not be deemed to limit or otherwise affect the construction of any provision thereof or hereof. The use in this Agreement of the masculine pronoun in reference to a party hereto shall be deemed to include the feminine or neuter, and vice versa, as the context may require.

  Section 10.12 Counterparts. This Agreement may be executed simultaneously in any number of counterparts, each of which when so executed and delivered shall be taken to be an original; but such counterparts shall together constitute but one and the same document.

  Section 10.13 Notices and Demands. Any notice or demand which is required or provided to be given under this Agreement shall be deemed to have been sufficiently given and received for all purposes when delivered by hand, telecopy, telex or other method of facsimile, or five days after being sent by certified or registered mail, postage and charges prepaid, return receipt requested, or two days after being sent by overnight delivery providing receipt of delivery, to the following addresses:

  If to the Company:  The Vermont Teddy Bear Co., Inc.
  6655 Shelburne Road
  Shelburne, VT  05482
  Facsimile: (802) 985-1304

  with a copy to:     Dinse, Knapp & McAndrew, P.C.
  209 Battery Street, P.O. Box 988
  Burlington, VT  05402
  Facsimile: (802) 864-1603
  Attn:  Spencer Knapp, Esq.

  If to an Investor: at the mailing address as shown on Exhibit A hereto

  with a copy to:     Goodwin, Procter & Hoar  LLP
  Exchange Place
  Boston, MA 02109-2881
  Facsimile: (617) 523-1231
  Attn: H. David Henken, Esq.

  or at any other address designated by the Company or the Investors to the other party in writing;

  Section 10.14 Remedies; Severability. It is specifically understood and agreed that any breach of the provisions of this Agreement by any person subject hereto will result in irreparable injury to the other parties hereto, that the remedy at law alone will be an inadequate remedy for such breach, and that, in addition to any other legal or equitable remedies which they may have, such other parties may enforce their respective rights by actions for specific performance (to the extent permitted by law) and the Company may refuse to recognize any unauthorized transferee as one of its shareholders for any purpose, including, without limitation, for purposes of dividend and voting rights, until the relevant party or parties have complied with all applicable provisions of this Agreement. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be deemed prohibited or invalid under such applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, and such prohibition or invalidity shall not invalidate the remainder of such provision or the other provisions of this Agreement.

  Section 10.15 Integration. This Agreement and the Letter of Intent (specifically paragraphs 2 and 3 of the Letter of Intent), including the exhibits, documents and instruments referred to herein or therein, constitutes the entire agreement, and supersedes all other prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof. Upon the Closing, the Letter of Intent shall be completely superseded by the representations, warranties and covenants of the Company contained herein.

  IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

  COMPANY:

  THE VERMONT TEDDY BEAR CO., INC.


  By:
  Name:
  Title:


  INVESTORS:

  THE SHEPHERD GROUP LLC


  By:
  Name:
  Title:

  SHEPHERD VENTURE FUND I, L.P.

  By:  The Shepherd Group LLC, its general partner


  By:
  Name:
  Title:



  Thomas R. Shepherd



  T. Nathanael Shepherd

       EXHIBIT A


       INVESTORS LIST


  The Shepherd Group LLC
  636 Great Road
  Stow, MA 01775
  Facsimile: (978) 461-9909

  Shepherd Venture Fund I, L.P.
  c/o The Shepherd Group LLC
  636 Great Road
  Stow, MA 01775
  Facsimile: (978) 461-9909

  Thomas R. Shepherd
  c/o The Shepherd Group LLC
  636 Great Road
  Stow, MA 01775
  Facsimile: (978) 461-9909

  T. Nathanael Shepherd
  c/o The Shepherd Group LLC
  636 Great Road
  Stow, MA 01775
  Facsimile: (978) 461-9909

       EXHIBIT B

       FORM OF
       PREFERRED STOCK TERMS

  The designations and the powers, preferences and rights of the Series C Convertible Redeemable Preferred Stock are as follows:

  Section 1. Designation and Amount. The shares of this series of Preferred Stock of the Corporation shall be designated as "Series C Convertible Redeemable Preferred Stock" (the "Series C Preferred Stock") and the number of shares constituting such series shall be 110, with a par value per share of $.05.

  Section 2. Accumulation and Payment of Dividends. The holders of the Series C Preferred Stock shall be entitled to receive, out of funds legally available therefor, cumulative dividends at an annual rate of six percent (6%) compounded on a quarterly basis (the "Series C
  Preferred Dividends") on the sum of (i) each outstanding share of the Series C Preferred Stock multiplied by (ii) $10,000. Series C Preferred Dividends shall accrue on outstanding shares of the Series C Preferred Stock from the date of issuance of such shares on a daily basis whether or not the Corporation shall have earnings or surplus at any time. The accumulation of Series C Preferred Dividends shall not bear interest or accrue additional Series C Preferred Dividends. In addition to Series C

  Preferred Dividends, the holders of the Series C Preferred Stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of Common Stock) are paid with respect to the Common Stock (treating each share of Series C Preferred Stock as being equal to the number of shares of Common Stock into which each such share of Series C Preferred Stock could be converted (regardless of whether such shares of Series C Preferred Stock are then presently convertible) pursuant to the provisions of Section 5 hereof with such number determined as of the record date for the determination of holders of Common Stock entitled to receive such dividend) (the "Participating Dividends")). So long as any shares of the Series C Preferred Stock shall be outstanding, the Corporation shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption, exchange or other retirement of any other class of stock or series thereof of the Corporation ranking junior to the Series C Preferred Stock as to the payment of dividends unless each of the holders of the Series C Preferred Stock shall have been paid all accrued Series C Preferred Dividends in full with respect to each share of Series C Preferred Stock. For the period commencing on ______________, 1998 [THE DATE OF ISSUANCE] and ending on the date that is the fifth
  (5th) anniversary thereof, annually on each such anniversary, the Series C Preferred Dividends shall be paid to the holders of the Series C Preferred Stock in additional shares of Series C Preferred Stock in a number equal to the quotient of (A) the amount equal to accrued and unpaid Series C Preferred Dividends through the relevant anniversary divided by (B) $10,000. Commencing with the sixth (6th) anniversary of the date hereof, the Series C Preferred Dividends, in the discretion of the Corporation, shall be paid to the holders of the Series C Preferred Stock in (i) additional shares of Series C Preferred Stock in a number of shares calculated as provided in the immediately preceding sentence or (ii) cash.

  Section 3.     Liquidation, Dissolution or Winding Up.

  (a) In the event of any liquidation, dissolution or winding up of the Corporation or any subsidiary, whether voluntary or involuntary, each holder of outstanding shares of Series C Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to stockholders, whether such assets are capital, surplus, or earnings as follows, and before any amount shall be paid or distributed to the holders of any class of Common Stock or of any other stock ranking on liquidation junior to the Series C Preferred Stock, the greater of: (i) an amount in cash equal to $10,000 per share (adjusted appropriately for stock splits, stock dividends and the like) together with accrued but unpaid dividends (including all Series C Preferred Dividends and Participating Dividends) to which the holders of outstanding shares of Series C Preferred Stock are entitled pursuant to
  Section 2 hereof (the "Minimum Liquidation Amount"); provided, however, that if, upon any liquidation, dissolution or winding up of the Corporation, the amounts payable with respect to the Series C Preferred Stock and any other stock ranking as to any such distribution on a parity with the Series C Preferred Stock are not paid in full, the holders of the Series C Preferred Stock and such other stock shall share ratably in any distribution of assets in proportion to the full respective preferential amounts to which they are entitled; or (ii) cash in an amount equal to the portion of the assets of the Corporation remaining for distribution to stockholders which such holder would have received if each share of Series C Preferred Stock had been converted into the number of shares of Common Stock issuable upon the conversion of a share of Series C Preferred Stock immediately prior to any such liquidation, dissolution or winding up of the Corporation after taking into account the rights of holders of any other class or series of capital stock of the Corporation (including the Common Stock) entitled to share in such distribution in either case, plus any declared but unpaid dividends (including Series C Preferred Dividends and Participating Dividends) to which the holders of outstanding shares of Series C Preferred Stock are entitled pursuant to Section 2 hereof (the "Aggregate Liquidation Amount").

  (b) A consolidation, merger or capital reorganization of the Corporation (except (i) into or with a wholly-owned subsidiary of the Corporation with requisite shareholder approval or (ii) a merger in which the beneficial owners of the Corporation's outstanding capital stock immediately prior to such transaction hold no less than fifty-one percent (51%) of the voting power in the resulting entity) or a sale of all or substantially all of the assets of the Corporation or any subsidiary thereof shall be regarded as a liquidation, dissolution or winding up of the affairs of the Corporation within the meaning of this
  Section 3; provided, however, that each holder of the Series C Preferred Stock shall have the right to elect the benefits of the provisions of
  Section 5(i) hereof in lieu of receiving payment in liquidation, dissolution or winding up of the Corporation pursuant to this Section 3.

  (b) For purposes of this Section 3 "capital reorganization" shall mean any reorganization of the capital stock of the Company such that the powers, preferences and rights of the Series C Preferred Stock are materially altered, changed or impaired so as to adversely affect the holders thereof.

  Section 4.     Voting Power.

  (a) Election of Directors. The Board of Directors of the Corporation shall consist of not greater than nine (9) members as long as any shares of Series C Preferred Stock are outstanding. For so long as at least fifteen percent (15%) of the shares of Series C Preferred Stock issued on the date hereof remain issued and outstanding, the holders of outstanding shares of Series C Preferred Stock shall, voting as a separate class, be entitled to elect two (2) of the nine (9) (or such lesser number) Directors of the Corporation. Such Directors shall be the candidates receiving the highest number of affirmative votes (with each holder of Series C Preferred Stock entitled to cast one vote for or against each candidate with respect to each share of Series C Preferred Stock) of the outstanding shares of Series C Preferred Stock (the "Series C Preferred Stock Director Designees"), with votes cast against such candidates and votes withheld having no legal effect. The election of the Series C Preferred Stock Director Designees by the holders of the Series C Preferred Stock shall occur (i) at the annual meeting of holders of capital stock, (ii) at any special meeting of holders of capital stock, (iii) at any special meeting of holders of Series C Preferred Stock called by holders of a majority of the outstanding shares of Series C Preferred Stock or (iv) by the written consent of the holders of two-thirds of the outstanding shares of Series C Preferred Stock. If at any time when any share of Series C Preferred Stock is outstanding any Series C Preferred Stock Director Designee should cease to be a Director for any reason, the vacancy shall only be filled by the vote or written consent of the holders of the outstanding shares of Series C Preferred Stock, voting as a separate class, in the manner and on the basis specified above. The holders of outstanding shares of Series C Preferred Stock may, in their sole discretion, determine to elect fewer than two (2) Series C Preferred Stock Director Designees from time to time, and during any such period the Board of Directors nonetheless shall be deemed duly constituted.

  (b) Other Voting. Except as otherwise expressly provided herein or as required by law, the holder of each share of Series C Preferred Stock shall be entitled to vote on all matters on which any holder of Common Stock is entitled to vote. Each share of Series C Preferred Stock shall entitle the holder thereof to such number of votes per share as shall equal the number of shares of Common Stock into which each share of Series C Preferred Stock would be converted if it were converted pursuant to the provisions of Section 5 hereof, regardless of whether such shares of Series C Preferred Stock are then presently convertible. Except as otherwise expressly provided herein (including without limitation the provisions of Section 7 hereof) or as required by law, the holders of shares of the Series C Preferred Stock and the Common Stock shall vote together as a single class on all matters.

  Section 5. Conversion. The holders of the Series C Preferred Stock shall have the following conversion rights:
  (a) Optional Conversion. Each holder of shares of Series C Preferred Stock may elect to convert each share of Series C Preferred Stock then held by such holder into a number of shares of Common Stock computed by multiplying the number of shares of Series C Preferred Stock to be converted by $10,000 and dividing the result by the applicable Conversion Price then in effect. The"Conversion Price" shall be $1.21. The Conversion Price shall be subject to adjustment from time to time pursuant to this Section 5. If a holder of Series C Preferred Stock elects to convert Series C Preferred Stock at a time when there are any accrued and unpaid dividends or other amounts due on such shares (including Series C Preferred Dividends and Participating Dividends), such dividends and other amounts shall be paid in full by the Corporation in connection with such conversion.

  (b) Conversion Procedures. The holders of Series C Preferred Stock shall surrender the certificate or certificates representing the Series C Preferred Stock being converted, duly assigned or endorsed for transfer to the Corporation (or accompanied by duly executed stock powers relating thereto), at the principal executive office of the Corporation or the offices of the transfer agent for the Series C Preferred Stock or such office or offices in the continental United States of an agent for conversion as may from time to time be designated by notice to the holders of the Series C Preferred Stock by the Corporation, accompanied by written notice of conversion and the payment to the Corporation of a sum sufficient to cover any tax or governmental charge imposed with respect to the issuance of Common Stock in a name other than that of the holder of the Series C Preferred Stock being converted. Such notice of conversion shall specify (i) the number of shares of Series C Preferred Stock to be converted, (ii) the name or names in which such holder wishes the certificate or certificates for Common Stock and for any shares of Series C Preferred Stock not to be so converted to be issued and (iii) the address to which such holder wishes delivery to be made of such new certificates to be issued upon such conversion. Upon surrender of a certificate representing Series C Preferred Stock for conversion, the Corporation shall issue and send by hand delivery, by courier or by first class mail (postage prepaid) to the holder thereof or to such holder's designee, at the address designated by such holder in the notice, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled upon conversion. In the event that there shall have been surrendered a certificate or certificates representing Series C Preferred Stock, only part of which are to be converted, the Corporation shall issue and send to such holder or such holder's designee, in the manner set forth in the preceding sentence, a new certificate or certificates representing the number of shares of Series C Preferred Stock which shall not have been converted.

  (c) Effective Date of Conversion. The issuance by the Corporation of shares of Common Stock upon a conversion of Series C Preferred Stock into shares of Common Stock pursuant to Section 5(a) hereof shall be effective as of the date of the surrender of the certificate or certificates representing the Series C Preferred Stock to be converted, duly assigned or endorsed for transfer to the Corporation (or accompanied by duly executed stock powers relating thereto). On and after the effective date of conversion, the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock.
  (d) Fractional Shares. The Corporation shall not be obligated to deliver to holders of Series C Preferred Stock any fractional share of Common Stock issuable upon any conversion of such Series C Preferred Stock, but in lieu thereof may make a cash payment in respect thereof in any manner permitted by law.

  (e) Reservation of Common Stock. The Corporation shall at all times reserve and keep available out of its authorized and unissued Common Stock, solely for issuance upon the conversion of Series C Preferred Stock as herein provided, free from any preemptive rights or other obligations, such number of shares of Common Stock as shall from time to time be issuable upon the conversion of all the Series C Preferred Stock then outstanding. The Corporation shall prepare and shall use its best efforts to obtain and keep in force such governmental or regulatory permits or other authorizations as may be required by law, and shall comply with all requirements as to registration, qualification or listing of the Common Stock, in order to enable the Corporation lawfully to issue and deliver to each holder of record of Series C Preferred

  Stock such number of shares of its Common Stock as shall from time to time be sufficient to effect the conversion of all Series C Preferred Stock then outstanding and convertible into shares of Common Stock.

  (f) Adjustments to Conversion Price. The Conversion Price in effect from time to time shall be subject to adjustment as follows:

  (i) Stock Dividends, Subdivisions and Combinations. Upon the issuance of additional shares of Common Stock as a dividend or other distribution on outstanding Common Stock, the subdivision of outstanding shares of Common Stock into a greater number of shares of Common Stock, or the combination of outstanding shares of Common Stock into a smaller number of shares of the Common Stock, the Conversion Price shall, simultaneously with the happening of such dividend, subdivision or split be adjusted by multiplying the then effective Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event. An adjustment made pursuant to this
  Section 5(f)(i) shall be given effect, upon payment of such a dividend or distribution, as of the record date for the determination of stockholders entitled to receive such dividend or distribution (on a retroactive basis) and in the case of a subdivision or combination shall become effective immediately as of the effective date thereof.

  (ii) Sale of Common Stock. In the event the Corporation shall at any time or from time to time, issue, sell or exchange any shares of Common Stock (including shares held in the Corporation's treasury but excluding
  (i) any Common Stock which may be issued upon conversion of the Series B Preferred Stock or the Series C Preferred Stock (including shares of Common Stock issuable upon exercise of warrants associated therewith);
  (ii) up to 2,400,000 shares of Common Stock to be issued upon exercise of options to be issued to officers, directors, employees, consultants or agents of the Company pursuant to the terms of the Company's Employee Stock Option Plan or Non-Employee Directors' Stock Option Plan; (iii) up to 100,000 shares of Common Stock to be issued to Green Mountain Capital, L.P. upon exercise of warrants; (iv) up to 30,000 shares of Common Stock to be issued to David Garret upon exercise of warrants; (v) up to 124,431 shares of Common Stock to be issued to Barington Capital Group, L.P. upon exercise of warrants; (vi) up to 223,971 shares of Common Stock to be issued to URSA (VT) QRS 12-30, Inc. upon exercise of warrants; and (vii) up to 54,822 shares of Common Stock to be issued to Joan H. Martin upon exercise of warrants (subject in each case to appropriate adjustments for stock splits, stock dividends, anti-dilution rights and the like) (collectively, the "Excluded Shares"), for a consideration per share less than the Conversion Price then in effect immediately prior to the issuance, sale or exchange of such shares, then, and thereafter successively upon each such issuance, sale or exchange, the Conversion Price in effect immediately prior to the issuance, sale or exchange of such shares shall forthwith be decreased to an amount determined by multiplying the Conversion Price by a fraction:

  (A)  the numerator of which shall be (i) the number of shares of

  Common Stock of all classes outstanding immediately prior to the issuance of such additional shares of Common Stock (excluding treasury shares, but including all shares of Common Stock issuable upon conversion or exercise of any outstanding Preferred Stock (regardless of whether such shares of Preferred Stock are then presently convertible), options, warrants, rights or convertible securities), plus (ii) the number of shares of Common Stock which the net aggregate consideration received by the Corporation for the total number of such additional shares of Common Stock so issued would purchase at the then effective Conversion Price (prior to adjustment) per share; and

  (B) the denominator of which shall be (i) the number of shares of Common Stock of all classes outstanding immediately prior to the issuance of such additional shares of Common Stock (excluding treasury shares, but including all shares of Common Stock issuable upon conversion or exercise of any outstanding Preferred Stock (regardless of whether such shares of Preferred Stock are then presently convertible), options, warrants, rights or convertible securities), plus (ii) the number of such additional shares of Common Stock so issued.

  (iii) Sale of Options, Rights or Convertible Securities. In the event the Corporation shall at any time or from time to time, issue options, warrants or rights to subscribe for shares of Common Stock (other than any options or warrants for Excluded Shares), or issue any securities convertible into or exchangeable for shares of Common Stock, for a consideration per share (determined by dividing the Net Aggregate Consideration (as determined below) by the aggregate number of shares of Common Stock that would be issued if all such options, warrants, rights or convertible securities were exercised or converted to the fullest extent permitted by their terms) less than the Conversion Price per share in effect immediately prior to the issuance of such options, warrants or rights or securities, then the Conversion Price in effect immediately prior to such issuance shall be decreased to an amount determined by multiplying the Conversion Price by a fraction:

  (A) the numerator of which shall be (i) the number of shares of Common Stock of all classes outstanding immediately prior to the issuance of such options, rights or convertible securities (excluding treasury shares, but including all shares of Common Stock issuable upon conversion or exercise of any outstanding Preferred Stock (regardless of whether such shares of Preferred Stock are then presently convertible), options, warrants, rights or convertible securities), plus (ii) the number of shares of Common Stock which the total amount of consideration received by the Corporation for the issuance of such options, warrants, rights or convertible securities, plus the minimum amount set forth in the terms of such security as payable to the Corporation upon the exercise or conversion thereof (the "Net Aggregate Consideration"), would purchase at the Conversion Price prior to adjustment; and

  (B) the denominator of which shall be (i) the number of shares of Common Stock of all classes outstanding immediately prior to the issuance of such options, warrants, rights or convertible securities (excluding treasury shares, but including all shares of Common Stock issuable upon conversion or exercise of any outstanding Preferred Stock

  (regardless of whether such shares of Preferred Stock are then presently convertible), options, warrants, rights or convertible securities), plus
  (ii) the aggregate number of shares of Common Stock that would be issued if all such options, warrants, rights or convertible securities were exercised or converted.

  (iv) Expiration or Change in Price. If the consideration per share provided for in any options or rights to subscribe for shares of Common Stock or any securities exchangeable for or convertible into shares of Common Stock, changes at any time, the Conversion Price in effect at the time of such change shall be readjusted to the Conversion Price which would have been in effect at such time had such options or convertible securities provided for such changed consideration per share (determined as provided in Section 5(f)(iii) hereof), at the time initially granted, issued or sold; provided, that such adjustment of the Conversion Price will be made only as and to the extent that the Conversion Price effective upon such adjustment remains greater than or equal to the Conversion Price that would be in effect if such options, rights or securities had not been issued. No adjustment of the Conversion Price shall be made under this Section 5 upon the issuance of any additional shares of Common Stock which are issued pursuant to the exercise of any warrants, options or other subscription or purchase rights or pursuant to the exercise of any conversion or exchange rights in any convertible securities if an adjustment shall previously have been made upon the issuance of such warrants, options or other rights. Any adjustment of the Conversion Price shall be disregarded if, as, and when the rights to acquire shares of Common Stock upon exercise or conversion of the warrants, options, rights or convertible securities which gave rise to such adjustment expire or are canceled without having been exercised, so that the Conversion Price effective immediately upon such cancellation or expiration shall be equal to the Conversion Price in effect at the time of the issuance of the expired or canceled warrants, options, rights or convertible securities, with such additional adjustments as would have been made to that Conversion Price had the expired or canceled warrants, options, rights or convertible securities not been issued.

  (g) Other Adjustments. If the Common Stock issuable upon the conversion of the Series C Preferred Stock shall be changed into the same or different number of shares of any class or classes of stock, whether by reclassification or otherwise (other than a subdivision or combination of shares or stock dividend provided for above, or a reorganization, merger, consolidation or sale of assets provided for elsewhere in Section 3(b) or in this Section 5), then and in each such event the holder of each share of Series C Preferred Stock shall have the right thereafter to convert such share into (i) the right to receive the Minimum Liquidation Amount, or (ii) the kind and amount of shares of stock and other securities and property receivable upon such reorganization, reclassification or other change, by holders of the number of shares of Common Stock into which such shares of Series C Preferred Stock might have been converted immediately prior to such reorganization, reclassification or change (regardless of whether such shares of Series C Preferred Stock are then presently convertible), all subject to further adjustment as provided herein.

  (h) Mergers and Other Reorganizations. If at any time or from time to time there shall be a capital reorganization of the Common Stock (other than a subdivision, combination, reclassification or exchange of shares provided for elsewhere in this Section 5) or a merger or consolidation of the Corporation or any subsidiary with or into another corporation or the sale of all or substantially all of the assets of the Corporation or any subsidiary thereof to any other person, then, as a part of and as a condition to the effectiveness of such reorganization, merger, consolidation or sale, lawful and adequate provision shall be made so that the holders of the Series C Preferred Stock shall thereafter be entitled to receive upon conversion of the Series C Preferred Stock (1) the Minimum Liquidation Amount or (2) the number of shares of stock or other securities or property of the Corporation or of the successor corporation resulting from such merger or consolidation or sale, to which a holder of Common Stock deliverable upon such conversion would have been entitled on such capital reorganization, merger, consolidation, or sale. In any such case, appropriate provisions shall be made with respect to the rights of the holders of the Series C Preferred Stock after the reorganization, merger, consolidation or sale to the end that the provisions of this Section 5 (including without limitation provisions for adjustment of the Conversion Price and the number of shares purchasable upon conversion of the Series C Preferred Stock) shall thereafter be applicable, as nearly as may be, with respect to any shares of stock, securities or assets to be deliverable thereafter upon the conversion of the Series C Preferred Stock.
  Each holder of Series C Preferred Stock upon the occurrence of a capital reorganization, merger or consolidation of the Corporation or any subsidiary thereof or the sale of all or substantially all of the assets of the Corporation or any subsidiary thereof as such events are more fully set forth in the first paragraph of this Section 5(h), shall have the option of electing treatment of his, her or its shares of Series C Preferred Stock under either this Section 5(h) or Section 3 hereof, notice of which election shall be submitted in writing to the Corporation at its principal offices no later than ten (10) days before the effective date of such event, provided that any such notice shall be effective if given not later than fifteen (15) days after the date of the Corporation's notice pursuant to Section 9 hereof, with respect to such event.

  (i) Certificate as to Adjustments. In each case of an adjustment or readjustment of the Conversion Price, the Corporation at its expense will furnish each holder of Series C Preferred Stock with a certificate, prepared by the chief financial officer of the Corporation, showing such adjustment or readjustment in accordance with the terms hereof, and stating in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series C Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustments and readjustments, (ii) the Conversion Price at the time in effect, and (iii) the number of shares of Common Stock, the Minimum Liquidation Amount and the amount, if any, of other property which at the time would be received upon the conversion of Series C Preferred Stock.

  Section 6.     Redemption.

  (a)  Redemption Events.

  (i)  On or After [                ], 2003 Upon Election of Holders.
  Upon the election of any holder of shares of Series C Preferred Stock at any time following _____________, 2003 [THE FIFTH ANNIVERSARY OF ISSUANCE DATE], the Corporation shall redeem some or all, as specified by such holder, of such holder's outstanding shares of Series C Preferred Stock at the Redemption Price specified in Section 6(b) below; provided, however, the Corporation shall not be required to redeem in the aggregate shares of Series C Preferred Stock with an aggregate Redemption Price in excess of the greater of (I) twenty-five percent (25%) of the Net Earnings (as defined below) of the Corporation for the twelve (12) consecutive calendar month period ended immediately prior to such redemption or (II) (25%) of the Corporation's Net Worth (as defined below) determined as of the end of the twelve (12) month period referred to in clause (I). The foregoing election shall be made by such holder giving the Corporation not less than thirty (30) days prior written notice, which notice shall set forth the date for such redemption and the number of shares to be redeemed. "Net Earnings" shall mean with respect to the period in question, the after tax net income of the Corporation as determined in accordance with generally accepted accounting principles consistently applied. "Net Worth" shall mean for the period in question, the stockholders' equity in the Corporation as of the end of such period, as determined in accordance with generally accepted accounting principles consistently applied.

  (ii) On or After [                         ], 2003 Upon Election of
  Corporation. At any time following _____________, 2003 [THE FIFTH ANNIVERSARY OF ISSUANCE DATE] upon the election of the Corporation, the Corporation may redeem all (and not less than all) of the outstanding shares of Series C Preferred Stock at the Traded FMV Redemption Price, specified in Section 6(b) below. The foregoing election shall be made by the Corporation giving each of the holders of Series C Preferred Stock not less than thirty (30) days prior written notice, which notice shall set forth the date for such redemption.

  (iii)     On [                  ], 2008.  On [THE TENTH ANNIVERSARY OF
  ISSUANCE DATE] the Corporation shall, without any further action by the holders of the outstanding shares of Series C Preferred Stock, redeem all (and not less than all) of the outstanding shares of Series C Preferred Stock at the Traded Redemption Price or the Non-Traded FMV Redemption Price, as applicable, specified in Section 6(b) below.

  (b) Redemption Date; Redemption Price. Any date upon which a redemption shall actually occur in accordance with this Section 6 shall be referred to as a "Redemption Date." The redemption price for each share of Series C Preferred Stock redeemed pursuant to Section 6(a)(i) shall be the per share Minimum Liquidation Amount (the "Redemption Price").

  The redemption price for each share of Series C Preferred Stock redeemed pursuant to Section 6(a)(ii) hereof shall be the greater of (i) the per share Minimum Liquidation Amount or (ii) the product of the number of shares of Common Stock into which a share of Series C Preferred Stock is then convertible pursuant to Section 5 hereof on the Redemption Date (the "Conversion Shares") and the average of the closing price of the Common Stock on the sixty (60) days preceding the Redemption Date in which an actual trade was executed (the greater of (i) or (ii) the "Traded FMV Redemption Price"); provided, however, that in the event the Common Stock of the Corporation is not listed on The Nasdaq Stock Market, Inc.'s SmallCap Market ("Nasdaq") or its successor, if any, or on any over-the-counter market, on the Redemption Date for the redemption of Series C Preferred Stock pursuant to Section 6(a)(ii) hereof, then the redemption price for each share of Series C Preferred Stock redeemed pursuant to Section 6(a)(ii) hereof shall be the greater of (i) the per share Minimum Liquidation Amount or (ii) the Fair Market Value of the Conversion Shares, as determined pursuant to Section 6(b)(i) below (the greater of (i) or (ii) the "Non-Traded FMV Redemption Price").

   The redemption price for each share of Series C Preferred Stock redeemed pursuant to Section 6(a)(iii) hereof shall be the per share Minimum Liquidation Amount (the "Traded Redemption Price"); provided, however, that in the event the Common Stock of the Corporation is not listed on Nasdaq or its successor, if any, or on any over-the-counter market, on the Redemption Date for the redemption of Series C Preferred Stock pursuant to Section 6(a)(iii), then the redemption price for each share of Series C Preferred Stock redeemed pursuant to Section 6(a)(iii) hereof shall be equal to the Non-Traded FMV Redemption Price.

  If at a Redemption Date shares of Series C Preferred Stock are unable to be redeemed (as contemplated by Section 6(c) below), then holders of Series C Preferred Stock shall also be entitled to dividends and interest pursuant to Sections 6(c) and (d). The aggregate applicable redemption price shall be payable in cash in immediately available funds to the respective holders of the Series C Preferred Stock on the applicable Redemption Date (subject to Section 6(c)). Upon any redemption of the Series C Preferred Stock as provided herein, holders of fractional shares shall receive proportionate amounts in respect thereof. Until the aggregate applicable redemption price has been paid for all shares of Series C Preferred Stock being redeemed pursuant to this Section 6: (A) no dividend whatsoever shall be paid or declared, and no distribution shall be made, on any capital stock of the Corporation ranking on liquidation junior to the Series C Preferred Stock; and (B) no shares of capital stock of the Corporation (other than the Series C Preferred Stock in accordance with this Section 6) shall be purchased, redeemed or acquired by the Corporation and no monies shall be paid into or set aside or made available for a sinking fund for the purchase, redemption or acquisition thereof.

  (i) Fair Market Value. The Fair Market Value of the Conversion Shares shall be determined according to the following procedure:

  (A) The Board of Directors of the Corporation and the holders of a majority in interest of the then outstanding shares of Series C

  Convertible Preferred Stock shall negotiate in good faith in an effort to reach an agreement upon the Fair Market Value of the Conversion Shares for a period of ten (10) days beginning at any time or times following written notice of the holders of a majority in interest of the then outstanding shares of Series C Convertible Preferred Stock to the Corporation, or vice versa, of its desire to determine the Fair Market Value at that time.

  (B)  If the Board of Directors and such holders of Series C
  Convertible Preferred Stock are unable to reach agreement under the foregoing subsection (A), the Fair Market Value of the Conversion Shares shall be determined by appraisal. Within fifteen (15) days after the expiration of the ten-day period in subsection (A) above, the Board of Directors and holders of the Conversion Shares to be redeemed shall elect as an appraiser (the "Selected Appraiser") a third party who is a nationally recognized investment banking firm and that is experienced in the appraisal of companies. The Selected Appraiser shall establish the Fair Market Value of the Conversion Shares. Such Fair Market Value of the Conversion Shares shall be calculated with no discount for minority interests or lack of marketability thereof. The Selected Appraiser shall render his, her or its appraisal within twenty (20) days of his, her or its appointment hereunder. The Fair Market Value of the Conversion Shares shall be equal to the appraisal made by the Selected Appraiser. All appraisals delivered pursuant to this subsection (i) shall be in writing and signed by the appraiser. The fees, costs and expenses of the Selected Appraiser will be borne equally by the Corporation and the holders of Conversion Shares to be redeemed.

  (c) Redemption Prohibited. If, at a Redemption Date, the Corporation is prohibited under the Business Corporation Law of the State of New York from redeeming, or otherwise fails to redeem, all shares of Series C Preferred Stock for which redemption is required hereunder, then it shall redeem such shares on a pro-rata basis among the holders of Series C Preferred Stock in proportion to the full respective redemption amounts to which they are entitled hereunder to the extent possible and shall redeem the remaining shares to be redeemed as soon as the Corporation is not prohibited from redeeming some or all of such shares under the Business Corporation Law of the State of New York. Any shares of Series C Preferred Stock not redeemed shall remain outstanding and entitled to all of the rights and preferences provided herein. The Corporation shall take such action as shall be necessary and appropriate under the circumstances to review and promptly remove any impediment to its ability to redeem Series C Preferred Stock under the circumstances contemplated by this Section 6(c). In the event that the Corporation fails for any reason to redeem shares for which redemption is required pursuant to this Section 6(c), including without limitation due to a prohibition of such redemption under the Business Corporation Law of the State of New York, then during the period from the applicable Redemption Date through the date on which such shares are redeemed, the applicable redemption price of such shares that the Corporation has failed to redeem shall bear interest, with such interest to accrue daily in arrears and to be compounded quarterly at the rate per annum of fifteen percent (15%) until the applicable redemption price (as so increased) is paid in full; provided, however, that in no event shall such interest exceed the maximum permitted rate of interest under applicable law (the "Maximum Permitted Rate"). In the event that fulfillment of any provision hereof results in such rate of interest being in excess of the Maximum Permitted Rate, the obligation to be fulfilled shall automatically be reduced to eliminate such excess; provided, however, that any subsequent increase in the Maximum Permitted Rate shall be retroactively effective to the applicable redemption date.

  (d)  Dividend After Redemption Date.  From and after a Redemption
  Date, no shares of Series C Preferred Stock subject to redemption shall be entitled to dividends, if any, as contemplated by Section 2; provided, however, that in the event that shares of Series C Preferred Stock are unable to be redeemed and continue to be outstanding in accordance with Section 6(c), such shares shall continue to be entitled to dividends and interest thereon as provided in Sections 2 and 6(c) until the date on which such shares are actually redeemed by the Corporation.

  (e) Surrender of Certificates. Upon receipt of the applicable redemption price by certified check or wire transfer, each holder of shares of Series C Preferred Stock to be redeemed shall surrender the certificate or certificates representing such shares to the Corporation, duly assigned or endorsed for transfer (or accompanied by duly executed stock powers relating thereto), or, in the event the certificate or certificates are lost, stolen or missing, shall deliver an affidavit or agreement satisfactory to the Corporation to indemnify the Corporation from any loss incurred by it in connection therewith (an "Affidavit of Loss") with respect to such certificates at the principal executive office of the Corporation or the office of the transfer agent for the Series C Preferred Stock or such office or offices in the continental United States of an agent for redemption as may from time to time be designated by notice to the holders of Series C Preferred Stock, and each surrendered certificate shall be canceled and retired; provided, however, that if the Corporation is prohibited from redeeming all shares of Series C Preferred Stock as provided in Section 6(c) or, pursuant to
  Section 6(a)(i), is redeeming less than all of the shares of Series C Preferred Stock held by a particular holder, the holder shall not be required to surrender said certificate(s) to the Corporation until said holder has received a new stock certificate for those shares of Series C Preferred Stock not so redeemed.

  Section 7.     Restrictions and Limitations.

  (a) So long as at least fifteen percent (15%) of the shares of the Series C Preferred Stock issued on the date hereof remain issued and outstanding, the Corporation shall not without the affirmative vote or written consent of the holders of a majority in interest of the then outstanding shares of the Series C Preferred Stock (adjusted appropriately for stock splits, stock dividends and the like):

  (i) Redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any of the Common Stock of any class or any other capital stock of the Corporation (other than the Series A Preferred Stock, the Series B Preferred Stock and the

  Series C Preferred Stock);

  (ii) Declare any dividends on the Common Stock or any other equity security other than the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock;

  (iii) Authorize or issue, or obligate itself to issue, any other equity security senior to or on a parity with the Series C Preferred Stock as to liquidation preferences, redemptions, or dividend rights or with any special voting rights;

  (iv) Increase or decrease (other than by conversion as permitted hereby) the total number of authorized shares of Preferred Stock as Series C Preferred Stock; or

  (v) Amend the Certificate of Incorporation or By-Laws of the Corporation in a manner that adversely affects the rights of the holders of the Series C Preferred Stock.

  (b) So long as at least fifteen percent (15%) of the shares of the Series C Preferred Stock issued on the date hereof remain issued and outstanding, the Corporation shall not without giving at least 15 days prior written notice, by registered mail, postage prepaid to the holders of the Series C Preferred Stock at their then current addresses, authorize any merger or consolidation of the Corporation or any subsidiary with or into any other corporation or entity (except into or with a wholly-owned subsidiary of the Corporation), authorize the liquidation, dissolution or winding up of the Corporation or any subsidiary, or authorize the sale of all or substantially all of the assets of the Corporation or any subsidiary. Notice of such event shall be mailed at least 15 days prior to the date on which any such merger, consolidation, liquidation, dissolution, winding up or sale is expected to be effective.

  Section 8. No Reissuance of Series C Preferred Stock. No share or shares of the Series C Preferred Stock acquired by the Corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be canceled, retired, and eliminated from the shares which the Corporation shall be authorized to issue. The Corporation may from time to time take such appropriate corporate action as may be necessary to reduce the authorized number of shares of the Series C Preferred Stock accordingly.

  Section 9. Notices of Record Date. In the event (i) the Corporation establishes a record date to determine the holders of any class of securities who are entitled to receive any dividend or other distribution, or (ii) there occurs any capital reorganization of the Corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation, and any transfer of all or substantially all of the assets of the Corporation to any other corporation, or any other entity or person, or any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the Corporation shall mail to each holder of Series C Preferred Stock at least twenty (20) days prior to the record date specified therein, a notice specifying (a) the date of such record date for the purpose of such dividend or distribution and a description of such dividend or distribution, (b) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective, and (c) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up.

  Section 10. Other Rights. Except as otherwise provided in this Certificate of Incorporation, each share of Series C Preferred Stock and each share of Common Stock shall be identical in all respects, shall have the same powers, preferences and rights, without preference of any such class or share over any other such class or share, and shall be treated as a single class of stock for all purposes.


       EXHIBIT C

       FORM OF
       WARRANT


  WARRANT NO.                         WARRANTS



  THIS WARRANT AND THE SHARES ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES OR BLUE SKY LAWS AND MAY NOT BE OFFERED, SOLD, TRANSFERRED, HYPOTHECATED OR OTHERWISE ASSIGNED EXCEPT (1) PURSUANT TO A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES WHICH IS EFFECTIVE UNDER THE ACT OR (2) PURSUANT TO AN AVAILABLE EXEMPTION FROM REGISTRATION UNDER THE ACT RELATING TO THE DISPOSITION OF SECURITIES AND (3) IN ACCORDANCE WITH APPLICABLE STATE SECURITIES AND BLUE SKY LAWS.


       VERMONT TEDDY BEAR CO., INC.


  This warrant certificate (the "Warrant Certificate") certifies that, for value received, [NAME OF HOLDER] or registered assigns under Section 8 hereof (the "Holders") is the owner of [NUMBER OF WARRANTS] specified above (the "Warrants") each of which entitles the Holder thereof to purchase 8,264.47 fully paid and nonassessable shares of Common Stock, par value $.05 per share, of The Vermont Teddy Bear Co., Inc., a corporation organized under the laws of the State of New York (the "Company"), or such other number of shares as may be determined pursuant to an adjustment in accordance with Section 4 hereof, at the price per share set forth in Section 4 hereof, subject to adjustment from time to time pursuant to Section 4 hereof (the "Warrant Price") and subject to the provisions and upon the terms and conditions set forth herein.

  1.   Term of Warrant.

  Each Warrant is exercisable, in whole or in part, at any time between the date hereof and September __, 2005 [the date which is the seventh year anniversary of the date hereof] by the Holder hereof.

  2.   Method of Exercise and Payment; Issuance of New Warrant
  Certificate; Contingent Exercise; Fractional Shares.

  (a) In connection with any exercise pursuant to Section 1 hereof, this Warrant Certificate shall be surrendered (with the notice of exercise form attached hereto as Exhibit 1 duly executed) at the principal office of the Company together with payment in full, as set forth below, to the Company of the then applicable Warrant Price for each Warrant in respect of which such Warrants are being exercised.
  Such Warrant Price shall be paid in full by (i) cash or a certified check or a wire transfer in same day funds in an amount equal to the then applicable Warrant Price multiplied by the number of shares of Common Stock then being purchased or (ii) delivery to the Company of that number of shares of Common Stock having a Fair Market Value (as hereinafter defined) equal to the Warrant Price multiplied by the number of shares of Common Stock then being purchased. In the alternative, the Holder hereof may exercise his, her or its right to purchase some or all of the Warrants subject to this Warrant Certificate, on a net basis, such that, without the exchange of any funds, such Holder receives that number of shares of Common Stock subscribed to pursuant to this Warrant Certificate less that number of shares of Common Stock having an aggregate Fair Market Value at the time of exercise equal to the aggregate Warrant Price that would otherwise have been paid by such Holder for the number of shares of Common Stock subscribed to pursuant to such Warrant Certificate (hereinafter, a "Net Cashless Exercise").

  As used herein: (a) the term "Fair Market Value," on a per share basis, means the Closing Price (as hereinafter defined) of the Common Stock on the Date of Exercise (as hereinafter defined); provided that if no actual trade is executed on the Date of Exercise, then "Fair Market Value," on a per share basis, shall mean the Closing Price of the Common Stock on the Trading Day (as hereinafter defined) immediately preceding the Date of Exercise; (b) the term "Date of Exercise" with respect to any Warrant means the date on which such Warrant is exercised as provided herein; (c) the term "Closing Price" for any date shall mean the last sale price reported on The Nasdaq Stock Market, Inc.'s National Market ("Nasdaq") or its successor, if any, or if the Common Stock is not so reported, the average of the reported bid and asked prices in the over-the-counter market, as furnished by the National Quotation Bureau, Inc., or if such firm is not then engaged in the business of reporting such prices, as furnished by any similar firm then engaged in such business and selected by the Company or, if there is no such firm, as furnished by any member of the National Association of Securities Dealers, Inc. ("NASD") selected by the Company or, if the Common Stock is not quoted in the over-the-counter market, the fair value, thereof determined in good faith by the Company's Board of Directors and the Investors Representative (as defined in the Securities Purchase Agreement (as defined in Section 6 hereof)) as of a date which is within 15 days of the date as of which the determination is to be made; and (d) the term "Trading Day" with respect to the Common Stock means (i) if the Common Stock is quoted on Nasdaq or any similar system of automated dissemination of quotations of securities prices, days on which trades may be made on such system and on which a trade occurs or (ii) if the Common Stock is listed or admitted for trading on any national securities exchange, days on which such national securities exchange is open for business and on which a trade occurs.
  (b) The Company agrees that the shares of Common Stock so purchased shall be deemed to be issued to the Holder hereof as the record owner of such shares as of the close of business on the date on which this Warrant Certificate shall have been surrendered and payment made for such shares as aforesaid. In the event of any exercise of the rights represented by this Warrant Certificate, certificates for the shares of Common Stock so purchased shall be delivered to the Holder hereof within 10 days thereafter and, unless all of the Warrants represented by this Warrant Certificate have been fully exercised or have expired pursuant to Section 1 hereof, a new Warrant Certificate representing the shares of Common Stock, if any, with respect to which the Warrants represented by this Warrant Certificate shall not then have been exercised, shall also be issued to the Holder hereof within such 10 day period.

  (c) The Company shall not be obligated to deliver to the Holder any fractional share of Common Stock issuable upon the exercise of this Warrant, but in lieu thereof may make a cash payment in respect thereof in any manner permitted by law.
  3.   Common Stock Fully Paid; Reservation of Shares.

  The Company covenants and warrants that all Common Stock which may be issued upon the exercise of the Warrants will, upon issuance, be fully paid and nonassessable, and free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by this Warrant Certificate may be exercised, the Company further covenants and warrants that it will at all times have authorized, and reserved for the purpose of the issuance upon exercise of the purchase rights evidenced by this Warrant Certificate, a sufficient number of shares of its Common Stock to provide for the exercise of the Warrants.

  4.   Warrant Price; Adjustment of Warrant Price and Number of Shares.

  The Warrant Price shall be $1.21 per share of Common Stock. The Warrant Price and the number of shares of Common Stock purchasable upon exercise of the Warrants shall be subject to adjustment from time to time, as follows:

  (a) Reclassification, Consolidation or Merger. In case of any reclassification or change of outstanding securities of the class issuable upon exercise of the Warrants, or in case of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding securities issuable upon exercise of the Warrants, the Company, or such successor corporation, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant Certificate shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock theretofore issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation, or merger by a holder of one share of Common Stock. Such New Warrant Certificate shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 4. The provisions of this Section 4(a) shall similarly apply to successive reclassifications, changes, consolidations, mergers and transfers.

  (b) Subdivisions, Combinations and Stock Dividends. If the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the Warrant Price shall be adjusted, from and after the date of determination of shareholders entitled to receive such dividend or distribution, to that price determined by multiplying the Warrant Price in effect immediately prior to such date of determination by a fraction
  (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution and
  (ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution. Such adjustment shall be made successively whenever such a dividend or distribution occurs.

  Upon each adjustment in the Warrant Price pursuant to this Section 4(b) hereof, the number of shares of Common Stock purchasable hereunder shall be adjusted to the product obtained by multiplying the number of shares purchasable immediately prior to such adjustment in the Warrant Price by a fraction (i) the numerator of which shall be the Warrant Price immediately prior to such adjustment and (ii) the denominator of which shall be the Warrant Price immediately thereafter.

  (c) Sale of Securities. Except with respect to the Excluded Shares, in the event the Company shall at any time or from time to time issue, sell or exchange (i) any shares of Common Stock at a price per share, or
  (ii) any rights, options, warrants or convertible or exchangeable securities entitling the holders thereof to purchase shares of Common Stock at an exercise price per share, less than the Warrant Price, the Warrant Price shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying the Warrant Price in effect immediately prior thereto by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding immediately prior to such issuance, sale or exchange plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so issued or issuable would purchase at the Warrant Price per share (prior to adjustment), and of which the denominator shall be the number of shares of Common Stock outstanding immediately prior to such issuance, sale or exchange plus the number of additional shares of Common Stock so issued or issuable. Such adjustment shall be made successively whenever such an issuance, sale or exchange is made. To the extent that any such rights, options, warrants or convertible or exchangeable securities are not so issued or expire unexercised, the Warrant Price then in effect shall be readjusted to the Warrant Price which would then be in effect if such unissued or unexercised rights, options, warrants or convertible or exchangeable securities had not been issuable.

  5.   Notice of Adjustments.

  Whenever any adjustment shall be made pursuant to Section 4 hereof, the Company shall prepare a certificate signed by its chief financial officer setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, the Warrant Price after giving effect to such adjustment and the number of shares of Common Stock then purchasable upon exercise of the Warrants, and shall cause copies of such certificate to be mailed to the Holder hereof at the address specified in Section 9(d) hereof, or at such other address as may be provided to the Company in writing by the Holder hereof.

  6.   Other Agreements; Definitions.

  For purposes of this Warrant Certificate, all capitalized terms that are used herein without definition shall have the respective meanings ascribed thereto in the Securities Purchase Agreement, dated as of September __, 1998, by and among the Holder, the Company and certain other parties named therein (the "Securities Purchase Agreement"). The Holder of this Warrant Certificate shall be entitled to the rights and subject to the terms and conditions of the Securities Purchase Agreement and in the event of any inconsistency between the terms hereof and the terms of the Securities Purchase Agreement, the terms of the Securities Purchase Agreement shall control.

  7.   Compliance with Securities Act.

  The Holder of this Warrant Certificate, by acceptance hereof, agrees that the Warrants and the shares of Common Stock to be issued upon exercise thereof are being acquired for investment and that it will not offer, sell or otherwise dispose of the Warrants or any shares of Common Stock to be issued upon exercise thereof except under circumstances which will not result in a violation of the Act. Upon exercise of the Warrants, the Holder hereof shall, if requested by the Company, confirm in writing that the shares of Common Stock so purchased are being acquired for investment and not with a view toward distribution or resale. This Warrant Certificate and all shares of Common Stock issued upon exercise of the Warrants (unless registered under the Act) shall be stamped or imprinted with a legend substantially in the following form:

  THIS WARRANT AND THE SHARES ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE

  "ACT"), OR ANY STATE SECURITIES OR BLUE SKY LAWS AND MAY NOT BE OFFERED, SOLD, TRANSFERRED, HYPOTHECATED OR OTHERWISE ASSIGNED EXCEPT (1) PURSUANT TO A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES WHICH IS EFFECTIVE UNDER THE ACT OR (2) PURSUANT TO AN AVAILABLE EXEMPTION FROM REGISTRATION UNDER THE ACT RELATING TO THE DISPOSITION OF SECURITIES AND (3) IN ACCORDANCE WITH APPLICABLE STATE SECURITIES AND BLUE SKY LAWS.

  8.   Transfer.

  Subject to compliance with the terms of Section 7 above, the Warrants and all rights under this Warrant Certificate are transferable, in whole or in part, at the principal office of the Company by the Holder hereof, in person or by its duly authorized attorney, upon surrender of this Warrant Certificate properly endorsed (with the instrument of transfer form attached hereto as Exhibit 2 duly executed). Each Holder of this Warrant Certificate, by taking or holding the same, consents and agrees that this Warrant Certificate, when endorsed in blank, shall be deemed negotiable; provided, however, that the last Holder of this Warrant Certificate as registered on the books of the Company may be treated by the Company and all other persons dealing with this Warrant Certificate as the absolute owner of the Warrants for any purposes and as the person entitled to exercise the rights represented by this Warrant Certificate or to transfer the Warrants on the books of the Company, any notice to the contrary notwithstanding, unless and until such Holder seeks to transfer registered ownership of the Warrants on the books of the Company and such transfer is effected.

  9.   Miscellaneous.

  (a) Replacement. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant Certificate and, in the case of loss, theft or destruction, on delivery of an indemnity agreement or bond reasonably satisfactory in form and amount to the Company or, in the case of mutilation, on surrender and cancellation of this Warrant Certificate, the Company, at its expense, will execute and deliver, in lieu of this Warrant Certificate, a new warrant certificate of like tenor.

  (b)  Notice of Capital Changes.  In case:

  (i) the Company shall declare any dividend or distribution payable to the holders of shares of Common Stock;

  (ii) there shall be any capital reorganization or reclassification of the capital of the Company, or consolidation or merger of the Company with, or sale of all or substantially all of its assets to, another corporation or business organization;

  (iii) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company; or

  (iv) the Company shall propose to commence a public offering;

  then, in any one or more of said cases, the Company shall give the Holder hereof prior written notice of such event, in the manner set forth in Section 9(d) below, at least 30 days prior to the date on which a record shall be taken for such dividend or distribution or for determining shareholders entitled to vote upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding up or the date when any such transaction shall take place, as the case may be.

  (d) Notice. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

  (e) No Impairment. The Company will not, by amendment of its Articles of Incorporation, Bylaws or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Warrant Certificate.

  (f) Governing Law; Jurisdiction; Venue. This Agreement shall be deemed to be a contract made under, and shall be construed in accordance with, the laws of The Commonwealth of Massachusetts without giving effect to conflict of laws principles thereof. The Company hereby agrees that the state and federal court of The Commonwealth of Massachusetts or, at the option of the Holder, any other court in which the Holder shall initiate legal or equitable proceedings, to the extent such court otherwise has jurisdiction, shall have jurisdiction to hear and determine any claims or disputes between the Holder and the Company pertaining directly or indirectly to this Agreement and all documents, instruments and agreements executed pursuant hereto, or to any matter arising therefrom (unless otherwise expressly provided for therein). To the extent permitted by law, the Company hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by the Holders in any of such courts, and agrees that service of such summons and complaint or other process or papers may be made by registered or certified mail addressed to the Company at the address to which notices are to be sent pursuant to this Agreement. The Company waives any claim that Boston, Massachusetts is an inconvenient forum or an improper forum based on lack of venue. To the extent permitted by law, should the Company, after being so served, fail to appear or answer to any summons, complaint, or process or papers so served within 30 days after the mailing thereof, the Company shall be deemed in default and an order and/or judgment may be entered by the Investors against the Company as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum set forth in this Section 9(f) shall not be deemed to preclude the enforcement of any judgment obtained in such forum or the taking of any action to enforce the same in any other appropriate jurisdiction.

  This Warrant Certificate has been executed as of ______________, 1998.

  THE VERMONT TEDDY BEAR CO., INC.



  By:
  Name:
  Title:

       EXHIBIT 1


       NOTICE OF EXERCISE


  TO: The Vermont Teddy Bear Co., Inc.



  1. The undersigned hereby [Circle One] partially/fully exercises the attached Warrant by including herein payment in the amount of $_______ representing the exercise price for [Fill in number of shares] __________ shares of Common Stock, par value $.05 per share, of The Vermont Teddy Bear Co., Inc. The undersigned has chosen the following form(s) of payment:

  [ ]  1.  Cash
  [ ]  2.   Certified or Bank Check payable to The Vermont Teddy Bear Co.,
  Inc.
  [ ]  3.   Wire Transfer
  [ ]  4.   Net Cashless Exercise (as defined in the Warrant)

  2. Please issue a certificate or certificates representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:


       (Name)



       (Address)


  3. The undersigned represents that the aforesaid shares of Common Stock are being acquired for the account of the undersigned for investment and not with a view to, or for resale in connection with, the distribution thereof and that the undersigned has no present intention of distributing or reselling such shares.

  Dated:         Signature

       EXHIBIT 2


       FORM OF ASSIGNMENT


  For value received, the undersigned hereby sells, assigns and transfers
  unto              the rights represented by the within Warrant
  Certificate to purchase [___________] shares of Common Stock, par value $.05 per share, of The Vermont Teddy Bear Co., Inc. to which the within Warrant Certificate relates and appoints _______________________ to transfer such rights on the books of The Vermont Teddy Bear Co., Inc. with full power of substitution in the premises.


  Dated:
  Signature




       EXHIBIT D


       FORM OF OPINION OF COUNSEL

  (1) The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of New York, and is qualified to do business as a foreign corporation in each jurisdiction in which the failure to be so qualified would have a material adverse effect on its assets, liabilities, condition (financial or other), business, results of operations or prospects (a "Material Adverse Effect").

  (2) The Company has all requisite corporate power to execute, deliver and perform its obligations under the terms of (i) the Securities Purchase Agreement, dated as of the date hereof, by and among the Company and the Investors identified therein (the "Securities Purchase Agreement") and (ii) each of the other Transaction Documents (as defined in the Securities Purchase Agreement).

  (3) The Company has all requisite corporate power to authorize, sell, issue and deliver the 60 shares of Series C Convertible Redeemable Preferred Stock, par value $10,000 per share, of the Company (the "Shares"), the Warrants to purchase an aggregate of 495,868 shares of Common Stock, par value $.05 per share ("Common Stock"), of the Company (the "Warrant Shares") and the 991,736 shares of Common Stock issuable upon conversion of the Shares and exercise of the Warrants (such shares of Common Stock, collectively the "Conversion Shares").

  (4) All corporate action on the part of the Company, its directors, and its stockholders necessary for the authorization, execution, delivery, and performance by the Company of the Securities Purchase Agreement and the other Transaction Documents, for the consummation of the transactions contemplated therein, and for the authorization, sale, issuance, and delivery of the Shares, the Conversion Shares, the Warrants and the Warrant Shares has been taken. Each of the Securities Purchase Agreement and the other Transaction Documents to which the Company is a party is a valid and legally binding obligation of the Company, enforceable against the Company in accordance with its respective terms. The Company has reserved 1,404,958 shares of Common Stock (subject to adjustments for stock splits, stock dividends and the like) for issuance of the Conversion Shares and such shares (i) have been duly and validly reserved and, upon issuance in accordance with the terms of the Securities Purchase Agreement and the Warrants, will be validly issued, fully paid, and nonassessable and (ii) will not be subject to any preemptive rights. The Company has reserved (i) 495,868 shares of Common Stock for issuance upon exercise of the Warrants,
  (ii) 50 shares of Series C Preferred Stock for issuance as dividends on the shares of Series C Preferred Stock, and (iii) 413,223 shares of Common Stock for issuance upon conversion of such shares of Series C Preferred Stock which may be issued as dividends (collectively, the "Dividend Shares"), all of such shares to be fully paid and nonassessable when issued in accordance with the terms of the Securities Purchase Agreement and the Warrants.
  (5) The execution, delivery and performance by the Company of the Securities Purchase Agreement and the other Transaction Documents, and compliance therewith, and the issuance and sale of the Shares, the Conversion Shares, the Warrants, the Warrant Shares and the Dividend Shares do not (A) violate, conflict with or result in a default under any contract or obligation to which the Company is a party or by which it or its assets are bound, or any provision of the Certificate of Incorporation or By-laws of the Company, as amended, or cause the creation of any encumbrance upon any of the assets of the Company; (B) violate or result in a violation of, or constitute a default (whether after the giving of notice, lapse of time or both) under, any provision of any law, regulation or rule, or any order of, or any restriction imposed by, any court or other governmental agency applicable to the Company; (C) require from the Company any notice to, declaration or filing with, or consent or approval of any governmental authority or other third party (other than filings to comply with state and federal securities laws); or (D) accelerate any obligation under, or give rise to a right of termination of or under, any agreement, permit, license or authorization to which the Company is a party or by which the Company is bound.

  (6) Immediately prior to the Closing (as defined in the Securities Purchase Agreement), the Company's authorized capital stock consisted of
  (i) 20,000,000 shares of Common Stock of which _____ shares were issued and outstanding on October __, 1998, and (ii) 1,000,000 shares of preferred stock, par value $.05 per share, of which 90 shares have been designated as shares of Series A Preferred Stock and 375,000 shares have been designated as shares of Series B Convertible Preferred Stock by virtue of the Certificate of Incorporation, as amended. Except as reflected on Schedule 2.3 to the Securities Purchase Agreement and except for the Excluded Shares (as defined in the Securities Purchase Agreement), immediately prior to the Closing, the Company has not reserved for issuance, issued or agreed to issue and is not obligated to issue any shares of Common Stock or any other equity security, warrants, options or other rights to purchase or acquire any shares of its capital stock, nor any securities convertible into such shares or any warrants, options or other rights to acquire any such convertible securities.

  (7) As of the Closing and after giving effect to the transactions contemplated by the Securities Purchase Agreement, the authorized capital stock of the Company will consist only of (i) 20,000,000 shares of Common Stock of which _____________ shares will be issued and outstanding and (ii) 1,000,000 shares of Preferred Stock (a) of which 90 shares have been designated as shares of Series A Preferred Stock and of which 90 shares will be issued and outstanding, (a) of which 375,000 shares have been designated as shares of Series B Preferred Stock and of which 204,912 will be issued and outstanding and (iv) of which 110 shares have been designated as shares of Series C Preferred Stock and of which 60 shares will be issued and outstanding.

  (8) No consent, approval, or authorization of, or designation, declaration, or filing with, any governmental authority on the part of the Company is required in connection with (i) the valid execution, delivery and performance of the Securities Purchase Agreement or the other Transaction Documents, (ii) the offer, sale, and issuance of the Shares, Warrants, Warrant Shares, Dividend Shares and the Conversion Shares, or (iii) the consummation of any other transaction contemplated to occur on the Closing Date by the Securities Purchase Agreement, other than the filing of the Certificate of Incorporation with the Secretary of State of the State of New York (which has been made.)

  (9) Based upon the representations and warranties of each Investor in the Securities Purchase Agreement, the offering, issuance, sale, and delivery of the Shares, Conversion Shares, Warrants, Warrant Shares and Dividend Shares in the manner contemplated in the Securities Purchase Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended.

  (10) To our knowledge, there is no litigation or governmental proceeding or investigation pending or threatened against the Company that may have any Material Adverse Effect or that could prevent or hinder the consummation of the transactions contemplated by the Securities Purchase Agreement and the other Transaction Documents


       EXHIBIT E

       FORM OF
       MANAGEMENT AGREEMENT

  Management Agreement (the "Agreement") dated as of October __, 1998, by and between The Vermont Teddy Bear Co., Inc., a New York corporation (the "Company"), and The Shepherd Group LLC, a Massachusetts limited liability company (the "Shepherd Group"). For purposes of this Agreement, all capitalized terms that are used herein without definition shall have the meanings ascribed thereto in that certain Securities Purchase Agreement, dated as of September __, 1998, (the "Securities Purchase Agreement"), by and among the Company and the Investors identified therein.

       W I T N E S S E T H:

  WHEREAS, the Company wishes to retain the Shepherd Group to provide it with the services set forth on Appendix A hereto; and

  WHEREAS, the Shepherd Group desires to provide such services to the Company, all on the terms and conditions hereinafter set forth;

  NOW THEREFORE, in consideration of the mutual covenants and agreements and subject to all the terms and conditions hereinafter set forth, the parties hereto agree as follows:

  Section 1.     Term of Agreement

  Unless sooner terminated by mutual consent of the parties hereto, the term of this Agreement (the "Term of the Agreement") shall commence on the date hereof and end upon the earliest to occur of (i) the Investors cease to own at least 15% of its original Series C Preferred Stock investment or (ii) ten (10) years from the date hereof.

  Section 2.     Duties of the Shepherd Group

  The Shepherd Group shall, during the Term of the Agreement as reasonably requested by the Company, provide the Company with the services set forth on Appendix A hereto; provided, however, that the Shepherd Group shall in no event be obligated to devote more than fifteen (15) hours per month to providing to the Company the services described herein.

  Section 3.     Management Fee

  Commencing as of the date hereto, the Company shall pay the Shepherd Group for its services hereunder an annual management fee (the "Management Fee") of $25,000, plus any travel and other reasonable expenses approved by the Company in advance. The Management Fee shall accrue daily and be paid monthly in arrears, on the last day of the month beginning on the date hereof.

  Section 4.     Financing Fees

  (a) The Company shall pay the Shepherd Group a 1-1/2% financing fee (the "Financing Fee") with respect to any capital raised by the Company or its subsidiaries with the assistance of the Shepherd Group (other than through the Shepherd Group's direct participation on the Board of Directors of the Company) or from sources identified, introduced or otherwise brought to the Company's attention by the Shepherd Group at any time after the date hereof other than capital raised directly from the Shepherd Group or affiliates directly under the Shepherd Group's control. The Shepherd Group shall immediately provide written notification to the Company when the Shepherd Group believes that it is assisting the Company in the Company's capital raising efforts in a capacity other than as members of the Board of Directors of the Company. Upon the Company's receipt of such written notification, the Company promptly shall provide the Shepherd Group with written acknowledgment regarding the capacity in which the Shepherd Group has or is providing such assistance to the Company. Notwithstanding anything to the contrary contained herein, should it be determined (based upon a written opinion of counsel reasonable to the Shepherd Group) that the payment of a Financing Fee with respect to a particular issuance would prevent the Company from qualifying for applicable federal or state private placement exceptions, the payment of such Financing Fee shall be waived by the Shepherd Group.

  (b) The Company acknowledges that it is in the process of obtaining certain credit facilities to finance working capital expenditures and refinance certain of its debt and agrees to pay the Shepherd Group the Financing Fee with respect to any such credit facility that it enters into with the Imperial Bank or any other source with the assistance of the Shepherd Group or otherwise identified, introduced or brought to the Company's attention by the Shepherd Group.

  Section 5.     Entire Agreement; Amendment of Agreement; Counterparts

  This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof. No modification of this Agreement or any part hereof, no waiver of any of the terms or provisions hereof, and no further agreement between the parties shall be valid or effective unless agreed to in writing by the parties. This Agreement may be executed in any number of counterparts.

  Section 6.     Governing Law; Jurisdiction; Venue

  This Agreement shall be deemed to be a contract made under, and shall be construed in accordance with, the laws of The Commonwealth of Massachusetts without giving effect to conflict of laws principles thereof. The Company hereby agrees that the state and federal court of The Commonwealth of Massachusetts or, at the option of the Shepherd Group, any other court in which the Shepherd Group shall initiate legal or equitable proceedings, to the extent such court otherwise has jurisdiction, shall have jurisdiction to hear and determine any claims or disputes between the Shepherd Group and the Company pertaining directly or indirectly to this Agreement and all documents, instruments and agreements executed pursuant hereto, or to any matter arising therefrom (unless otherwise expressly provided for therein). To the extent permitted by law, the Company hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by the Shepherd Group in any of such courts, and agrees that service of such summons and complaint or other process or papers may be made by registered or certified mail addressed to the Company at the address to which notices are to be sent pursuant to the Securities Purchase Agreement. The Company waives any claim that Boston, Massachusetts is an inconvenient forum or an improper forum based on lack of venue. To the extent permitted by law, should the Company, after being so served, fail to appear or answer to any summons, complaint, or process or papers so served within 30 days after the mailing thereof, the Company shall be deemed in default and an order and/or judgement may be entered by the Investors against the Company as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum set forth in this Section 6 shall not be deemed to preclude the enforcement of any judgment obtained in such forum or the taking of any action to enforce the same in any other appropriate jurisdiction.

  IN WITNESS WHEREOF, the parties to this Agreement have caused their respective names to be hereunto subscribed under seal by their respective officer thereunto duly authorized as of the date first above written.

  THE VERMONT TEDDY BEAR CO., INC.




  By:
  Name:
  Title:


  THE SHEPHERD GROUP LLC



  By:
  Name:
  Title:

       Appendix A

  Management Services description:

  To provide:

  1. Analytical and Qualitative analysis regarding brand development, financing alternatives and strategic efforts;

  2.   Ad hoc advisory assistance via the Executive Committee;

  3.   Liaisons with credit institutions and the financial market;

  4.   Access to alternative sources of established equity capital;

  5. Transaction experience in secondary stock offerings, mergers and acquisitions;

  6. Other networking, analytical and qualitative services pertaining to the development and growth of the company; and

  7.   Recruitment of candidates for the Board.





       EXHIBIT F

       LIST OF SENIOR EXECUTIVE OFFICERS


  Elisabeth R. Robert
  Spencer C. Putnam
  Robert D. Delsandro, Jr.


       EXHIBIT G

       FORM OF JOINDER AGREEMENT


  In order to induce The Vermont Teddy Bear Co., Inc. (the "Company") to enter into that certain Securities Purchase Agreement (the "Agreement"), dated as of September __, 1998, by and among the Company and the parties named therein to issue the Securities, the undersigned hereby joins in the Agreement and agrees that the undersigned is a party to the Agreement as of the date hereof and for all purposes of the Agreement, the undersigned shall be included within the term "Investor" with all the rights and obligations of an Investor under the Agreement.

  At the Closing, the undersigned will purchase and acquire from the Company, the number of shares of Series C Preferred Stock and Investor Warrants set forth opposite the name of the undersigned on Schedule 1.2 for the purchase price of $10,000 for each Unit for the aggregate purchase price set forth opposite the name of the undersigned on
  Schedule 1.2.

  In addition, the undersigned hereby makes, severally with respect to itself/himself/herself and not jointly, the representations and warranties contained in Article 3 of the Agreement.

  The address and facsimile number to which notice may be sent to the undersigned is as follows:
  ______________________________________________________________________
  ________________________________________________________________________
  _____
  Facsimile No.________________.

  All capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Agreement.


  __________________________________

  [New Investor]