Form 10QSB
period 1998-09-30
VERMONT TEDDY BEAR CO INC
filed 1998-11-16
CIK 912960

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB



(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.

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

6655 Shelburne Road, Post Office Box 965
Shelburne, Vermont 05482
(Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,183,733 shares of Common Stock, $.05 par value per share, as of September 30, 1998.

Transitional Small Business Disclosure Format (check one):
Yes     ; No  X .

The Vermont Teddy Bear Co., Inc.
Index to Form 10-QSB
September 30, 1998


										    Page No.

Part I - Financial Information

Financial Statements

	Balance Sheet as of September 30, 1998		 	 3

	Statements of Operations for the Three
Months ended September 30, 1998				 4

	Statements of Cash Flows for the Three
Months ended September 30, 1998				 5

	  Notes to Financial Statements			 	 6

Management's Discussion and Analysis			 	 9


Part II - Other Information

Item 4.	Submission of Matters to a Vote of Stockholders	13

Item 5.	Other Information						13

	Item 6.	Exhibits and Reports on Form 8-K			14


Signatures										18

<PAGE





The Vermont Teddy Bear Co., Inc.
Balance Sheets
September 30, 1998 and 1997
(Unaudited)


								1998			1997
			ASSETS
Current Assets:
Cash and cash equivalents (includes
  restrictedcash of $362,000)				$   787,540		$   778,666
Accounts receivable, trade				     86,368		     73,958
Inventories							  2,380,167		  3,440,529
Prepaid expenses and other current assets		    595,060		    543,276
Deferred income taxes					    233,203		    259,016
								------------	-----------
     Total Current Assets				  4,082,338		  5,095,445

Property and equipment, net				  8,652,851		  9,649,616
Deposits and other assets				    919,352		    875,097
Note receivable					           80,000		     95,000
								-----------		-----------
     Total Assets						$13,734,541		$15,715,158
								===========		===========


			LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable						$         -		$   241,405
Current portion of:
  Long-term debt						    226,371	    	    148,482
  Capital lease obligations				    231,281	    	    209,923
Accounts payable						  1,417,570	  	  1,813,284
Accrued expenses						    850,401	    	    596,262
								-----------		-----------
     Total Current Liabilities			  2,725,623	  	  3,009,356

Long-term debt,net of current portion		    295,447		    335,853
Capital lease obligations, net of current portion 5,688,241		  5,919,176
Deferred income taxes					    233,203           259,016
								-----------		-----------
     Total Liabilities					$ 8,942,514		$ 9,523,401

Stockholders' Equity:
Preferred stock, $.05 par value:
  Authorized 90 Series A;				$ 1,062,000		$   990,000
  issued and outstanding, 90 shares.

  Authorized 375,000 Series B;
  issued and outstanding, 204,912 shares.		     10,245		     10,245
Common stock, $.05 par value:
  Authorized 20,000,000 shares; issued
  5,195,733 shares, outstanding 5,183,733 shares    259,787	          259,105
Additional paid-in capital				 10,587,316	 	 10,574,353
Treasury stock, at cost, 12,000 shares		   (106,824)	   (106,824)
Accumulated deficit					 (7,020,497)	 (5,535,122)
								-----------		-----------
     Total Stockholders' Equity			$ 4,792,027		$ 6,191,757

     Total Liabilities and Stockholders' Equity	$13,734,541		$15,715,158
								===========	 	===========


The accompanying notes are an integral part of these financial statements.

The Vermont Teddy Bear Co., Inc.
Statements of Operations
For the Three Months Ended September 30, 1998 and 1997
(Unaudited)


								1998			1997

Net Revenues						$ 3,046,720		$ 2,941,704
Cost of Goods Sold					  1,259,474		  1,214,041
								-----------		-----------
     Gross Profit						  1,787,246		  1,727,663

Selling, General and Administrative Expenses:
     Selling Expenses					  1,097,946		  1,357,272
     General and Administrative Expenses		    653,493		    601,363
								-----------		-----------
								  1,751,439		  1,958,635
								-----------		-----------
     Operating Income (Loss)				     35,807		   (230,972)
Interest Income						     10,525		      7,325
Interest Expense						   (157,853)	   (159,805)
Other Income							  605			2,242
								-----------		-----------
     Loss Before Income Taxes			         (110,916)	   (381,210)
Income Tax Provision						    -  		    -
								-----------		-----------
     Net Loss						   (110,916)	   (381,210)
Preferred Stock Dividends				    (18,000)	    (18,000)
								-----------		-----------
     Net Loss -- Common Stockholders		$  (128,916)	$  (399,210)
								===========		===========


     Basic Net Loss Per Common Share		$     (0.02)	$     (0.08)
								===========		===========

     Diluted Net Loss Per Common Share		$     (0.02)	$     (0.08)
								===========		===========



Weighted Average Number of Common
     Shares Outstanding					  5,183,733		  5,163,133
								===========		===========

Weighted Average Number of Diluted
     Common Shares Outstanding			  5,183,733		  5,163,133
								===========		===========



The accompanying notes are an integral part of these financial statements.

The Vermont Teddy Bear Co., Inc.
Statements of Cash Flows
For the Three Months Ended September 30, 1998 and 1997
(Unaudited)


								1998			1997
Cash Flows From Operating Activities:
     Net Loss						$  (110,916)	$  (381,210)
Adjustments to reconcile net loss to net cash
 used for operating activities
     Depreciation and amortization			    247,339		    234,304
     Loss on sale/disposal of fixed assets		    -  		 (179)
     Changes in assets and liabilities:
       Accounts receivable, trade			    (34,830)	    (27,654)
       Inventories					     16,078		   (138,216)
       Prepaid and other current assets		   (150,831)	   (156,329)
       Deposits and other assets			    (24,933)	   (602,749)
       Note receivable						7,500			    -
       Accounts payable					   (428,472)	   (749,252)
       Accrued expenses and other liabilities	    (65,790)	     10,915
								-----------		-----------
Net cash used for operating activities		   (544,855)	 (1,810,370)













Cash Flows From Investing Activities:
  Acquisition of property and equipment		    (47,024)	    (43,844)
  Proceeds from sale of fixed assets			    -  		6,038
								-----------		-----------
Net cash used for investing activities		    (47,024)	    (37,806)

Cash Flows From Financing Activities:
  Borrowings of short-term debt			          -		    313,136
  Payments of short-term debt				    (45,603)	   (621,731)
  Payments of long-term debt				    (47,632)	 (3,331,760)
  Proceeds from sale-leaseback of building and property   -		  5,863,874
  Principal payments on capital lease obligations   (54,398)	    (47,588)
  Issuance of common stock, exercise of stock option	    -  	      9,338
								-----------		-----------
Net cash provided by(used for) financing activities(147,633)	  2,185,269

Net Increase(Decrease) in Cash and Cash Equivalents(739,512)	    337,093

Cash and Cash Equivalents, Beginning of Period    1,527,052		    441,573
								-----------		-----------

Cash and Cash Equivalents, End of Period		$   787,540		$   778,666
								===========		===========

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest					$   157,328		$   163,870
Cash paid for taxes						    -  		    -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Capital lease from sale-leaseback of building and property
		$	    -		$ 5,863,874



The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc.
(the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1998, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.


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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:






   	Three Months Ended
   	9/30/98	9/30/97

Weighted average
number of shares used
in basic EPS calculation	5,183,733	5,163,133

Add: Incremental weighted
average common shares
issuable upon exercise of
stock options and warrants
outstanding			             --          --
					---------	---------

Weighted average
number of shares used in
diluted EPS calculation		5,183,733	5,163,133
					=========	=========

Diluted weighted average shares outstanding for 1998 and 1997 exclude all potential common shares from stock options and convertible preferred stock because to include such shares would have been anti-dilutive due to the Company's net loss in both years. The Company had 1,581,102 and 1,463,259 potential common shares outstanding as of September 30, 1998 and 1997, respectively, that were excluded from the net loss per common share computation as their effect would have been anti-dilutive.


New Accounting Pronouncements

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity for the twelve months ended June 30, 1998.

The Financial Accounting Standards Board issued SFAS No. 131,
Disclosures About Segments of an Enterprise and Related Information, in June 1997. The statement establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. The required disclosures for SFAS No. 131, which are effective for fiscal years beginning after December 15, 1997, will be included in the Company's 1999 annual report on Form 10-K.

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


Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at September 30, 1998:

Raw materials		$     487,533
Work in process		       62,525
Finished goods		    1,830,109
				-------------
				$   2,380,167
				=============


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


Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 1998. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


Results of Operations

Comparison of the three-month periods ended September 30, 1998 and 1997.

Net revenues for the Company for the three-month period ended September
30, 1998 totaled $3,047,000, an 3.6 percent increase from net revenues of $2,942,000 for the three-month period ended September 30, 1997. By business segment, Bear-Gram revenues, which include internet revenues, rose $162,000, attributable primarily to increased sales from the Company's www.vtbear.com website. Direct mail revenues rose $99,000, due to improved demand-per-catalog residual performance from the Company's 1998 Mother's Day catalog. Wholesale revenues rose $52,000, while licensing revenues increased $4,000. Retail revenues decreased $210,000. Revenue for the quarter ended September 30, 1997 included results from the Company's New York City retail store, which was not in operation during the quarter ended September 30, 1998, as well as results form the Company's Freeport, Maine retail store, which was closed during the September 30, 1998 quarter.

Gross margin increased to $1,787,000 for the quarter ended September 30, 1998, from $1,727,000 for the quarter ended September 30, 1997. As a percentage of net revenues, gross margin was constant at 58.7 percent for the three-month periods ended September 30, 1998, and 1997.

Selling expenses decreased to $1,098,000 for the three-month period
September 30, 1998, from $1,357,000 for the three-month period ended September 30, 1997. This $259,000 reduction was primarily due to the curtailment of operational expenses related to the Company's New York City and Freeport, Maine retail locations, as well as reduced spending on radio and other advertising media. As a percentage of net revenues, selling expenses were
36.0 percent and 46.1 percent for the three months ended September 30, 1998, and 1997, respectively.

General and administrative expenses were $653,000 for the quarter ended September 30, 1998, compared to $601,000 for the quarter ended September 30, 1997. This $52,000 increase was largely due to higher legal fees and costs associated with the Company's Special Meeting of Stockholders held on September 11, 1998. As a percentage of net revenues, general and administrative expenses were 21.4 percent and 20.4 percent for the three months ended September 30, 1998, and 1997, respectively.

As a result of the foregoing factors, net loss to common stockholders totaled $129,000, or two cents per common share, for the quarter ended September 30, 1998, compared to a net loss to common stockholders of $399,000, or eight cents per common share for the quarter ended September 30, 1997.


Liquidity and Capital Resources

The Company has been operating without a working capital line of credit facility since July 18, 1997.

As of September 30, 1998, the Company's cash position decreased to $788,000, from $1,527,000 at June 30, 1998. Restricted cash balances at these dates were $362,000 and $359,000, respectively. The largest component of restricted cash at September 30, 1998 and June 30, 1998 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. Cash decreased as the result of a decrease in accounts payable and payments on debts and capital leases.

Inventories decreased to $2,380,000 at September 30, 1998, from
$2,396,000 at June 30, 1998. Accounts payable totaled $1,418,000 at September 30, 1998, compared to $1,846,000 at June 30, 1998.

	On September 25, 1998, after receiving Common stockholder approval on September 11, 1998, the Company entered into an agreement to privately place $600,000 of Series C Convertible Redeemable Preferred Stock. Consummation of the agreement is subject to certain conditions. Each of the sixty Series C shares will have a liquidation value of $10,000 per share, and will be convertible into 8,264 shares of the Company's Common Stock. The Series C Stock will require redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Stock will carry voting rights on an as-converted basis, and, as a class, will have the right to elect two members to the Company's Board of Directors. Accompanying the issuance of the Series C Stock will be warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.21 per share, which will expire seven years from the date of issuance. Both the Series C Stock and the accompanying warrants will carry certain anti-dilution provisions. (See "Item 5 - Other Information" for additional information.)

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


	Contingency

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and as such, the Company incurred no rent expense during that period, and the landlord's insurance carrier covered the rent payments on behalf of the Company from April 10, 1998 to July 31, 1998. The Company is currently making its best efforts to find a replacement tenant for its space, and, as of September 30, 1998, has accrued $145,000 for this contingency, which is included in accrued expenses in the accompanying financial statements. (If no replacement tenant is found, the annual rent for the Company's New York City location will increase to $330,000, effective January 1, 2000, and to $363,000, effective January 1, 2003.)


	Year 2000 Disclosure

	The Company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000.
Based on currently available information, all necessary changes are expected to occur in a timely manner. The cost of these changes, which incorporates amounts to handle additional capacity, is expected to be approximately $500,000, which is based on management's best estimates and may be changed as additional information becomes available. If the project is not completed on time, the Company is subject to certain risks, including the manual processing and fulfillment of orders, which could detract from efficiency. Although the Company is working with suppliers and customers regarding this issue, no assurance can be given with respect to any potential adverse effects on the Company of any failure by other parties to achieve year 2000 compliance.


Item 4.  Submission of Matters to a Vote of Stockholders

	On September 11, 1998, the Company held a Special Meeting of Shareholders, at which the following matters were voted upon:

	(1) Amendment of the Company's Certificate of Incorporation to eliminate preemptive rights subject to the condition that dissenters' rights were not exercised by a number of the Company's shareholders determined by the Board of Directors, in its discretion, to be excessive.

	Votes cast for: 2,953,839 Votes cast against: 60,260 Abstentions: 11,906

	(2) Approval of the sale of Series C Redeemable Convertible Preferred Stock and Warrants to the Shepherd Investors.

	Votes cast for: 2,943,877 Votes cast against: 53,971 Abstentions: 28,517

	Both matters were approved by the Company's Shareholders.


Item 5.  Other Information

	On November 3, 1998, the Company closed on its Series C Preferred Stock private placement with The Shepherd Group LLC. The final terms of the private placement had three adjustments from the original Securities Purchase Agreement. First, the conversion ratio on the Series C Preferred Stock was adjusted from 8,264 Common Shares per Preferred Series C Share to 9,523 Common Shares per Preferred Series C Share. Second, the exercise price for the warrants to purchase 495,868 shares of Common Stock was adjusted to $1.05 per share. Third, the requirement that the Company pay dividends on the Preferred Series C Stock in additional shares of Preferred Series C Stock for the first five years was adjusted. The Company is now only required to pay dividends on the Preferred Series C Stock in additional shares of Preferred Series C Stock for the first two and one-half years.

	As of November 10, 1998, the Company and Ms. Robert signed an agreement providing for her continued employment as President and Chief Executive Officer of the Company through October 22, 2001. Under this new agreement, Ms. Robert is entitled to receive: i) A base salary of $120,000, increasing to $135,000 on October 23, 1999, and to $150,000 on October 23, 2000; ii) an annual cash bonus equal to three percent of the Company's pre-tax profit, so long as the Company's pre-tax profit is at least $100,000; iii) options to purchase 225,000 shares of Common stock at an exercise price of $1.00 per share, being above the fair market value on the date of grant, with 75,000 shares vesting when the Company's closing stock price averages $2.00 for a three-month period, 75,000 shares vesting when the Company's closing stock price averages $3.00 for a three-month period, and 75,000 shares vesting when the Company's closing stock price averages $4.00 for a three-month period, except that the options will fully vest seven years from date of grant if Ms. Robert remains employed by the Company; iv) any benefits generally available to the officers of the Company from time to time, including, without limitation, a $30,000 life insurance policy, and a company car of Ms. Robert's choice. The agreement prohibits Ms. Robert from directly or indirectly engaging in any business that competes with the Company, during the course of her employment agreement and for a period of eighteen months thereafter. Ms. Robert's existing agreement for her employment as Treasurer and Chief Financial Officer of the Company was cancelled upon the signing of this new agreement, though Ms. Robert continues to serve as Treasurer and Chief Financial Officer of the Company.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

3.5	Restated Certificate of Incorporation of the Company (filed herein).

3.6	Amended  and Restated By-Laws of the Company (filed herein).

4.1	Representative's Warrant issued to Barington Capital Group, L.P. upon the
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

4.9	Securities Purchase Agreement, dated September 25, 1998, between the
Company and The Shepherd Group LLC, in connection with the Company's private placement of sixty shares of Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 10.47 to the Company's 1998 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

4.10	Amendment, dated November 3, 1998, between the Company and The Shepherd
Group LLC, to the Securities Purchase Agreement dated September 25, 1998 (filed herein).

4.11	Form of Warrant, issued in connection with the private placement of the
Company's Series C Convertible Redeemable Preferred Stock (filed herein).

10.2	Stock warrants issued to Edmund H. Shea, Jr. IRA, Allan Lyons and William
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
Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as exhibit 10.46 to the Company's 1998 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

10.48	Employment Agreement, dated November 9, 1998, between the Company and
Elisabeth B. Robert (filed herein).


Reports on Form 8-K

There were no reports filed on Form 8-K during the three-month period ended September 30, 1998.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


The Vermont Teddy Bear Co., Inc.

Date:  November 12, 1998	/s/ Elisabeth B. Robert
-----------------------
Elisabeth B. Robert,
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 3.5
-----------

	AMENDED BY-LAWS
	of
	THE VERMONT TEDDY BEAR CO., INC.
	(as amended October 16, 1998)

	ARTICLE I - OFFICES

The principal office of the corporation shall be in the Town of Shelburne, County of Chittenden, State of Vermont. The corporation may also have offices at such other places within or without the State of Vermont as the Board may from time to time determine or the business of the corporation may require.

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

Except as otherwise provided by law or in the Certificate of Incorporation or these By-laws, the holders of a majority of the issued and outstanding shares of stock of the corporation eligible to vote, present and voting, shall constitute a quorum at a meeting of shareholders for the transaction of any business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. The shareholders present may adjourn the meeting despite the absence of a quorum.

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

Every shareholder of record shall be entitled at every meeting of shareholders to one vote for every share of common stock standing in his name on the record of shareholders and, in the case of holders of the Company's Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") eligible to vote, every holder of Series C Preferred Stock shall be entitled to one vote for every share of common stock into which such shareholder's Series C Preferred Stock may be converted.

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


The number of directors shall be nine; provided, however, that the number of directors may be increased or decreased by a resolution adopted by the vote of a majority of the entire Board. A minimum of two of the directors shall neither be an officer nor employee of the Corporation and shall have no other relationship with the Corporation which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the
responsibilities of a director.   In accordance with the Company's Certificate
of Incorporation, two of the directors (the "Series C Preferred Stock
Director Designees") shall be elected by the holders of the Series C
Preferred Stock. The remaining directors shall be elected by the holders of shares entitled to vote thereon. All of the directors shall be elected by the holders of shares entitled to vote thereon at the annual meeting of shareholders, and each shall serve (subject to the provisions of Article III.5) until the next succeeding annual meeting of shareholders and until his or her respective successor has been elected and qualified.


3.	ELECTION AND TERM OF DIRECTORS.

At each annual meeting of shareholders, the shareholders shall elect directors to hold office until the next annual meeting. Each director shall hold office until the expiration of the term for which he is elected and until his successor has been elected and qualified, or until his prior resignation or removal.

4.	NEWLY CREATED DIRECTORSHIPS AND VACANCIES.

Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any reason except the removal of directors without cause may be filled by a vote of a majority of the directors then in office, although less than a quorum exists, unless otherwise provided in the Certificate of Incorporation. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the shareholders unless otherwise provided in the Certificate of Incorporation. Should any Series C Preferred Stock Director Designee cease to be a director, such vacancy shall be filled by the holders of the Series C Preferred Stock. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

5.	REMOVAL OF DIRECTORS.

Directors may be removed or replaced only by the vote of the holders of at least a majority of the issued and outstanding common stock of the corporation entitled to elect such directors.

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

(a) Unless otherwise provided for in the Certificate of Incorporation, the Board may elect or appoint a president, one or more vice-presidents, a secretary and a treasurer, and such other officers as it may determine, who shall have such duties, powers and functions as hereinafter provided.

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

During the absence or disability of the president, the vice-president, or if there are more than one, the executive vice-president, shall have all the powers and functions of the president. Each vice-president shall perform such other duties as the Board shall prescribe.

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

(b) keep full and accurate accounts of receipts and disbursements in the corporate books;

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

The shares of the corporation shall be represented by certificates.
They shall be numbered and entered in the books of the corporation as they are issued. They shall exhibit the holder's name and the number of shares and shall be signed by the president or a vice-president and the treasurer or the secretary and shall bear the corporate seal.

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



EXHIBIT 3.6
-----------

	AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
	OF
	THE VERMONT TEDDY BEAR CO., INC.
	UNDER
	SECTION 807 OF THE BUSINESS CORPORATION LAW

Pursuant to Section 807 of the Business Corporation Law, the undersigned, being the Chairman of the Board, Chief Executive Officer and Secretary of The Vermont Teddy Bear Co., Inc. (the "Corporation"), hereby certify that:

1.	The name of the Corporation is The Vermont Teddy Bear Co., Inc.

2.	The Certificate of Incorporation was filed by the Department of State on
January 27, 1984, and Certificates of Amendment of the Certificate of Incorporation were filed by the Department of State on May 7, 1993, August 2, 1993, a Restated Certificate of Incorporation was filed with the Department of State on September 24, 1993, Certificate of Amendment of the Restated Certificate of Incorporation was filed with the Department of State on March 11, 1996, a Restated Certificate of
Incorporation was filed with the Department of State on June 28, 1996 and an Amended and Restated Certificate of Incorporation was filed with the Department of State on October 23, 1998.

3.	The Certificate of Incorporation, as previously amended, is further amended by amending Section 4 to provide for the authorization of One Hundred Ten (110) shares of Series C Convertible Redeemable Preferred Stock, as follows:

C.	Series C Convertible Redeemable Preferred Stock.  The designations
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
receive, out of funds legally available therefor, cumulative dividends at an annual rate of six percent (6%) compounded on a quarterly basis (the "Series C Preferred Dividends") on the sum of (i) each outstanding share of the Series C
Preferred Stock multiplied by (ii) $10,000.  Series C
Preferred Dividends shall accrue on outstanding shares of the Series C Preferred Stock from the date of issuance of such shares on a daily basis whether or not the Corporation shall have earnings or surplus at any time. The accumulation of Series C Preferred Dividends shall not bear interest or accrue additional Series C Preferred


Dividends. In addition to Series C Preferred Dividends, the holders of the Series C Preferred Stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of Common Stock) are paid with respect to the Common Stock (treating each share of Series C Preferred Stock as being equal to the number of shares of Common Stock into which each such share of Series C Preferred Stock could be converted (regardless of whether such shares of Series C Preferred Stock are then presently convertible) pursuant to the provisions of Section 5 hereof with such number determined as of the record date for the determination of holders of Common Stock entitled to receive such dividend) (the "Participating Dividends")). So long as any shares of the Series C Preferred Stock shall be outstanding, the Corporation shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption, exchange or other retirement of any other class of stock or series thereof of the Corporation ranking junior to the Series C Preferred Stock as to the payment of dividends unless each of the holders of the Series C Preferred Stock shall have been paid all accrued Series C Preferred Dividends in full with respect to each share of Series C Preferred Stock. For the period commencing on November 3, 1998 and ending on the date that is the second (2nd) anniversary thereof, annually on each such anniversary, the Series C Preferred Dividends shall be paid to the holders of the Series C Preferred Stock in additional shares of Series C Preferred Stock in a number equal to the quotient of (A) the amount equal to accrued and unpaid Series C Preferred Dividends through the relevant
anniversary divided by (B) $10,000.   On the third (3rd)
anniversary of the date hereof, the Series C Preferred Dividends shall be paid to the holders of the Series C Preferred Stock in additional shares of Series C Preferred Stock for the first six months of the third year and thereafter, in the discretion of the Corporation, the Series C Preferred Dividends shall be paid to the holders of the Series C Preferred Stock in (i) additional shares of Series C Preferred Stock in a number of shares calculated as provided in the immediately preceding sentence or (ii) cash.



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
each share of Series C Preferred Stock then held by such holder into a number of shares of Common Stock computed by multiplying the number of shares of Series C Preferred Stock to be converted by $10,000 and dividing the result by the applicable Conversion Price then in effect. The"Conversion Price" shall be $1.05. The Conversion Price shall be subject to adjustment from time to time pursuant to this
Section 5. If a holder of Series C Preferred Stock elects to convert Series C Preferred Stock at a time when there are any accrued and unpaid dividends or other amounts due on such shares (including Series C Preferred Dividends and Participating Dividends), such dividends and other amounts shall be paid in full by the Corporation in connection with such conversion.


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


(d)	Fractional Shares.  The Corporation shall not be
obligated to deliver 			to holders of Series C
Preferred Stock any fractional share of Common Stock issuable upon any conversion of such Series C Preferred
Stock, but in lieu thereof may make a cash payment in respect thereof in any manner permitted by law.



(e)	Reservation of Common Stock.  The Corporation shall at
all times 			reserve and keep available out of
its authorized and unissued Common Stock, solely for issuance upon the conversion of Series C Preferred Stock as herein provided, free from any preemptive rights or other obligations, such number of shares of Common Stock as shall from time to time be issuable upon the conversion of all the Series C Preferred Stock then outstanding. The Corporation shall prepare and shall use its best efforts to obtain and keep in force such governmental or regulatory permits or other authorizations as may be required by law, and shall comply with all requirements as to registration, qualification or listing of the Common Stock, in order to enable the Corporation lawfully to issue and deliver to each holder of record of Series C Preferred Stock such number of shares of its Common Stock as shall from time to time be sufficient to effect the conversion of all Series C
Preferred Stock then outstanding and convertible into shares of Common Stock.

(f)	Adjustments to Conversion Price.  The Conversion Price
in effect 				from time to time shall
be subject to adjustment as follows:

i.	Stock Dividends, Subdivisions and Combinations.
Upon the 				issuance of additional
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


ii.	Sale of Common Stock.  In the event the
Corporation shall 				at any time
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

(1)	the numerator of which shall be (i) the
number of 					shares of
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

(2)	the denominator of which shall be (i) the
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


iii.	Sale of Options, Rights or Convertible Securities.  In
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

(1)	the numerator of which shall be (i) the number
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

(2)	the denominator of which shall be (i) the number
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


iv.	Expiration or Change in Price.  If the
consideration 				per share provided
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

6.	Redemption.

(a)	Redemption Events.

i.	On or After November 3, 2003 Upon Election of
Holders. 			Upon the election of any
holder of shares of Series C Preferred Stock at any time following November 3, 2003, the Corporation shall redeem some or all, as specified by such holder, of such holder's outstanding shares of Series C
Preferred Stock at the Redemption Price specified in
Section 6(b) below; provided, however, the Corporation shall not be required to redeem in the aggregate shares of Series C Preferred Stock with an aggregate
Redemption Price in excess of the greater of
(I) twenty-five percent (25%) of the Net Earnings (as defined below) of the Corporation for the twelve (12) consecutive calendar month period ended immediately prior to such redemption or (II) (25%) of the Corporation's Net Worth (as defined below) determined as of the end of the twelve (12) month period referred to in clause (I). The foregoing election shall be made by such holder giving the Corporation not less than thirty (30) days prior written notice, which notice shall set forth the date for such redemption and the number of shares to be redeemed. "Net
Earnings" shall mean with respect to the period in question, the after tax net income of the Corporation as determined in accordance with generally accepted accounting principles consistently applied. "Net
Worth" shall mean for the period in question, the stockholders' equity in the Corporation as of the end of such period, as determined in accordance with generally accepted accounting principles consistently applied.

ii.	On or After November 3, 2003 Upon Election of
				Corporation.  At any time
following November 3, 2003 upon the
	election of the Corporation, the Corporation may redeem all (and not less than all) of the outstanding shares of Series C Preferred Stock at the Traded FMV
Redemption Price, specified in Section 6(b) below. The foregoing election shall be made by the Corporation giving each of the holders of Series C Preferred Stock not less than thirty (30) days prior written notice, which notice shall set forth the date for such redemption.


iii.	On November 3, 2008.  On November 3, 2008 the
				Corporation shall,
without any further action by the holders
				of the outstanding
shares of Series C Preferred Stock, redeem
				all (and not less than
all) of the outstanding shares of Series C
Preferred Stock at the Traded Redemption Price or the Non-Traded FMV Redemption Price, as applicable, specified in Section 6(b) below.

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

i.	Fair Market Value.  The Fair Market Value of the
				Conversion Shares shall be
determined according to the following procedure:

(1)	The Board of Directors of the Corporation
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


(2)	If the Board of Directors and such holders
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


i.	Redeem, purchase or otherwise acquire for value
(or pay into 				or  set	aside
for a sinking fund for such purpose) any of the
			Common Stock of any class or any
other capital stock of the Corporation (other than the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock);

ii.	Declare any dividends on the Common Stock or any
other 				equity security other
than the Series A Preferred Stock, the Series B
Preferred Stock and the Series C Preferred Stock;

iii.	Authorize or issue, or obligate itself to issue,
any other equity 				security senior to
or on a parity with the Series C Preferred Stock as to liquidation preferences, redemptions, or dividend rights or with any special voting rights;

iv.	Increase or decrease (other than by conversion
as permitted 				hereby) the total
number of authorized shares of Preferred Stock as Series C Preferred Stock; or

v.	Amend the Certificate of Incorporation or
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

D.	Undesignated Preferred Stock.  Six Hundred Twenty-Four Thousand
Eight 	Hundred (624,800) shares of preferred stock having a par
value of $.05 per share and
having such preferences, limitations and relative rights as determined from time to time by the Board of Directors. The Board of Directors is hereby expressly granted authority to divide these shares of preferred stock into series and to fix and determine before the issuance thereof the number of shares and the relative rights and preferences of any series so established.

4.	The amendment related to the authorization of the Series C Convertible
Redeemable Preferred Stock was authorized by the Corporation's Board of Directors at a duly called meeting of the Board held on October 29, 1998, pursuant to Section 502 of the Business Corporation Law.

5.	The restatement of the Certificate of Incorporation was authorized by the Corporation's Board of Directors at a duly called meeting held on October 29, 1998, pursuant to Section 807 of the Business Corporation
Law.

6.	The text of the Certificate of Incorporation and all prior amendments thereto are hereby restated as further amended above to read herein set forth in full:

	ARTICLE I
	NAME

The name of the corporation is The Vermont Teddy Bear Co., Inc.

	ARTICLE II
	PURPOSES

The purpose or purposes for which this corporation is formed are as follows, to wit: to engage in any lawful act or activity for which corporations may be organized under the Business Corporation Law, provided that it is not formed to engage in any act or activity requiring the consent or approval of any state official, department, board, agency or other body, without first obtaining such consent or approval.

	ARTICLE III
	OFFICE

The office of the corporation is to be located in the City of Albany, County of Albany, State of New York.

	ARTICLE IV
	CAPITAL STOCK

The aggregate number of shares which the corporation shall have authority to issue is twenty one million (21,000,000) shares, divided as follows:

A.	Series A Preferred Stock.  Ninety (90) shares of preferred stock having a par value of $.05 per share, designated Series A Preferred Stock and having the following preferences and limitations:

1.	Dividends.  Holders of Series A Preferred  Stock shall be
entitled to receive out of the surplus or net profits of the Corporation dividends at the rate of eight percent (8%) per annum payable quarterly on the first days of January, April, July and October. Dividends on the Series A Preferred Stock shall be payable before any dividends shall be paid upon, or set apart for, the common stock. Further, dividends on Series A Preferred Stock shall be cumulative, so that if in any quarterly dividend period the dividends shall not have been paid or set apart, the deficiency shall be fully paid, or set apart for payment, before any dividends shall be set apart for or paid upon the common stock. Accumulations of dividends on Series A Preferred Stock shall not bear interest.

2.	Voting Rights.  Except as required by law, Holders of Series
A Preferred Stock shall have no voting power whatsoever and shall not be entitled to notice of any meeting of the stockholders of the Corporation.

3.	Liquidation.  In the event of any liquidation, voluntary or
involuntary, the holders of Series A Preferred Stock shall be entitled to be paid the consideration they paid for their shares and the unpaid cumulative dividends accrued thereon on a pari passu basis with the Series B Convertible Preferred Stock before any amount shall be paid to the holders of the common stock.

4.	Redemption.  The Corporation may, at the option of its Board of Directors, redeem all or any part of Series A Preferred Stock outstanding on any dividend payment date after the issuance thereof, by paying the holders thereof the consideration they paid for their shares, together with all unpaid cumulative dividends accrued thereon (the "Redemption Price"). Notice of the Corporation's intention to redeem shares of the outstanding preferred, and the date and place thereof, shall be sent by first class mail at least thirty (30) days prior to the proposed redemption date to the holders of the shares to be redeemed. From and after the date fixed in any such notice as the date of redemption, all dividends upon Series A Preferred Stock so called for redemption shall cease to accrue, and all rights of the holders of Series A Preferred Stock, except the right to receive the Redemption Price upon surrender of the certificate representing Series A Preferred Stock called for redemption, shall cease and determine.

5.	Conversion Rights.  The holders of Series A Preferred Stock
shall not have any right to convert their shares into, or exchange them for, common stock.


B.	Series B Convertible Preferred Stock.  Three Hundred Seventy-Five
Thousand (375,000) shares of preferred stock having a par value of $.05 per share, designated Series B Convertible Preferred Stock and having the following preferences and limitations:


1.	Dividends.  Holders of Series B Convertible Preferred Stock
shall not be entitled to any dividends.

2.	Voting Rights.  Except as required by law, Holders of Series
B Convertible Preferred Stock shall have no voting power whatsoever and shall not be entitled to notice of any meeting of the stockholders of the Corporation.

3.	Liquidation.  In the event of any liquidation, voluntary or
involuntary, the holders of Series B Convertible Preferred Stock shall be entitled to be paid the consideration they paid for their shares on a pari passu basis with the Series A Preferred Stock before any amount shall be paid to the holders of the common stock.


4.	Conversion Rights.  The holders of Series B Convertible
Preferred Stock shall have the right to convert their shares into shares of the Corporation's Common Stock, par value $0.05, as follows:

(a)	Right to Convert.  Each share of the Series B
Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date that is one (1) year from the date of the issuance of the Series B Convertible Preferred Stock (the "Purchase Date"), at the office of the Company or the Company's transfer agent, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the original Series B Convertible Preferred Stock issue price by the Conversion Price applicable to such share, determined as provided below, in effect on the date the certificate of the Series B Convertible Preferred Stock is surrendered for conversion. The initial Conversion Price for the Series B Convertible Preferred Stock shall be as set forth in subsection 4(c), below.


(b)	Mechanics of Conversion.  Before any holder of shares
of Series B Convertible Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates representing the Series B Convertible Preferred Stock, duly endorsed, by delivering the certificate or certificates to the Company's principal office or the Company's transfer agent for the Series B Convertible Preferred Stock, and shall give written notice to the Company's Investor Relations Department at its principal office, of the election to convert the Series B Convertible Preferred Stock and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Company shall, as soon as practicable thereafter, issue and deliver to such holder, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as described above. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series B Convertible Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date. If the conversion is in connection with an underwritten offering of securities registered pursuant to the Securities Act of 1933, as amended (the "1933 Act"), the conversion may, at the option of any holder surrendering shares of Series B Convertible Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the person or persons entitled to receive the Common Stock upon conversion of the Series B Convertible Preferred Stock shall not be deemed to have converted such Series B Convertible Preferred Stock until immediately prior to the closing of such sale of securities.

(c)	Conversion Price Adjustments of Series B Convertible
Preferred Stock for Certain Dilutive Issuances Splits and
Combinations.  The Conversion Price of the Series B
Convertible Preferred Stock shall initially equal the issuance price per share of the Series B Convertible
Preferred Stock, and shall be subject to adjustment from time to time as follows:

(i)	(A)  If the Company shall issue, after the
Purchase Date, any Additional Stock (as defined below) without consideration or for a consideration per share less than the Conversion
Price in effect immediately prior to the issuance of such Additional Stock, the Conversion Price shall be adjusted to a price equal to the price paid per share for such Additional Stock.

(B) In the case of the issuance of Common Stock for cash, the consideration shall be deemed to be the amount of cash paid therefor before deducting any reasonable discounts, commissions or other expenses allowed, paid or incurred by the Company for any underwriting or otherwise in connection with the issuance and sale thereof.

(C)  In the case of the issuance of the Common
Stock for a consideration in whole or in part other than cash, the consideration other than cash shall be deemed to be the fair value thereof as determined by the Board of Directors of the Company irrespective of any accounting treatment.

(D)	In the case of the issuance (whether
before, on or after the applicable Purchase
Date) of options to purchase or rights to subscribe for Common Stock, securities by their terms convertible into or exchangeable for Common Stock or options to purchase or rights to subscribe for such convertible or exchangeable securities, the following provisions shall apply for all purposes of this subsection 4(c)(i) and subsection 4(c)(ii):


(1)	The aggregate maximum number of
shares of Common Stock deliverable upon
exercise (assuming the satisfaction of any conditions to exercisability, including without limitation, the passage of time, but without taking into account potential antidilution adjustments) of such options to purchase or rights to subscribe for Common Stock shall be deemed to have been issued at the time such Options or rights were issued and for a consideration equal to the consideration (determined in the manner provided in subsections 4(c)(i)(B) and (c)(i)(C)), if any, received by the corporation upon the issuance of such options or rights plus the minimum exercise price provided in such options or rights (without taking into account potential antidilution adjustments) for the Common Stock covered thereby.

(2) The aggregate maximum number of shares of Common Stock deliverable upon conversion of or in exchange (assuming the satisfaction of any conditions to convertibility or exchangeability, including, without limitation, the passage of time, but without taking into account potential antidilution adjustments) for any such convertible or exchangeable securities or upon the exercise of options to purchase or rights to subscribe for such convertible or exchangeable securities and subsequent conversion or exchange thereof shall be deemed to have been issued at the time such securities were issued or such options or rights were issued and for a consideration equal to the consideration, if any, received by the corporation for any such securities and related options or rights (excluding any cash received on account of accrued interest or accrued dividends), plus the minimum additional consideration, if any, to be received by the corporation (without taking into account potential antidilution adjustments) upon the conversion or exchange of such securities or the exercise of any related options or rights
(the consideration in each case to be
determined in the manner provided in
subsections 4(c)(i)(B) and (c)(i)(C))


(3)	In the event of any change in the
number of shares of Common Stock
deliverable or in the consideration
payable to this corporation upon exercise of such options or rights or upon conversion of or in exchange for such convertible or exchangeable securities, including, but not limited to, a change resulting from the antidilution provisions thereof, the Conversion Price of the Series B Convertible Preferred Stock, to the extent in any way affected by or computed using such options, rights or securities, shall be recomputed to reflect such change, but no further adjustment shall be made for the actual issuance of Common Stock or any payment of such consideration upon the exercise of any such options or rights or the conversion or exchange of such securities.

(4)	Upon the expiration of any such
options or rights, the termination of any such rights to convert or exchange or the expiration of any options or rights related to such convertible or exchangeable securities, the Conversion
Price of the Series B Convertible
Preferred Stock, to the extent in any way affected by or computed using such options, rights or securities or options or rights related to such securities, shall be recomputed to reflect the issuance of only the number of shares of Common Stock (and convertible or exchangeable securities which remain in effect) actually issued upon the exercise of such options or rights, upon the conversion or exchange of such securities or upon the exercise of the options or rights related to such securities.

(5)	The number of shares of Common Stock
deemed issued and the consideration deemed paid therefor pursuant to subsections
4(c)(i)(D)(1) and (2) shall be
appropriately adjusted to reflect any
change, termination or expiration of the type described in either subsection
4(c)(i)(D)(3) or (4).


(ii)	"Additional Stock" shall mean any shares of
Common Stock issued (or deemed to have been issued pursuant to subsection 4(c)(i)(D)) by this corporation after the Purchase Date other than

(A)	Common Stock issued pursuant to a
transaction described in subsection 4(c)(iii) hereof,

(B)	shares of Common Stock issuable or issued
to employees, officers, consultants, directors or vendors (if in transactions with primarily nonfinancing purposes) of this corporation directly or pursuant to a stock option plan or restricted stock plan approved by the shareholders and Board of Directors of this corporation

(iii)	In the event the corporation should at any time
or from time to time after the Purchase Date fix a record date for the effectuation of a split or subdivision of the outstanding shares of Common Stock or the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock or other securities or rights convertible into, or entitling the holder thereof to receive directly or indirectly, additional shares of Common Stock (hereinafter referred to as "Common Stock Equivalents") without payment of any consideration by such holder for the additional shares of Common Stock or the Common Stock
Equivalents (including the additional shares of Common
Stock issuable upon conversion or exercise thereof), then, as of such record date (or the date of such dividend distribution, split or subdivision if no record date is fixed), the Conversion Price of the Series B Convertible Preferred Stock shall be appropriately decreased so that the number of shares of Common Stock issuable on conversion of each share of such series shall be increased in proportion to such increase of the aggregate of shares of Common
Stock outstanding and those issuable with respect to such Common Stock Equivalents with the number of shares issuable with respect to Common Stock
Equivalents determined from time to time in the manner provided for deemed issuances in subsection
4(c)(i)(D).

(iv)	If the number of shares of Common Stock
outstanding at any time after the Purchase Date is decreased by a combination of the outstanding shares of Common Stock, then, following the record date of such combination, the Conversion Price for the Series
B Convertible Preferred Stock shall be appropriately increased so that the number of shares of Common Stock issuable on conversion of each share of such series shall be decreased in proportion to such decrease in outstanding shares.

(d)	Notice.  In case at any time the Company shall
propose:

(i) to pay any dividend or make any distribution on shares of Common Stock in shares of Common Stock or make any other distribution (other than regularly scheduled cash dividends which are not in a greater amount per share than the most recent such cash dividend) to all holders of Common Stock; or

(ii)	to issue any rights, warrants, or other
securities to all holders of Common Stock entitling them to purchase any additional shares of Common Stock or any other rights, warrants, or other securities; or

(iii)	to effect any reclassification or change of
outstanding shares of Common Stock, or any consolidation, merger, sale, lease, or conveyance of property; or

(iv)	to effect any liquidation, dissolution, or
winding-up of the Company; or

(v)	to take any other action which would cause an
adjustment to the Conversion Price; then, and in any one or more of such cases, the Company shall give written notice thereof, by registered mail, postage prepaid, to the Holder at his then-current address, mailed at least 15 days prior to (i) the date as of which the holders of record of shares of Common Stock to be entitled to receive any such dividend, distribution, rights, warrants, or other securities are to be determined, (ii) the date on which any such reclassification, change of outstanding shares of Common Stock, consolidation, merger, sale, lease, conveyance of property, liquidation, dissolution, or winding-up is expected to become effective, and the date as of which it is expected that holders of record of shares of Common Stock shall be entitled to exchange their shares for securities or other property, if any, deliverable upon such reclassification, change of outstanding shares, consolidation, merger, sale, lease, conveyance of property, liquidation, dissolution, or winding-up, or
(iii) the date of such action which would require an adjustment to the Conversion Price.


C.	Series C Convertible Redeemable Preferred Stock.  The designations
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
receive, out of funds legally available therefor, cumulative dividends at an annual rate of six percent (6%) compounded
on a quarterly basis (the "Series C Preferred Dividends")
on the sum of (i) each outstanding share of the Series C
Preferred Stock multiplied by (ii) $10,000.  Series C
Preferred Dividends shall accrue on outstanding shares of
the Series C Preferred Stock from the date of issuance of
such shares on a daily basis whether or not the Corporation
shall have earnings or surplus at any time.  The
accumulation of Series C Preferred Dividends shall not bear
interest or accrue additional Series C Preferred Dividends.
In addition to Series C Preferred Dividends, the holders of
the Series C Preferred Stock shall be entitled to receive
dividends at the same rate as dividends (other than
dividends paid in additional shares of Common Stock) are
paid with respect to the Common Stock (treating each share
of Series C Preferred Stock as being equal to the number of
shares of Common Stock into which each such share of Series
C Preferred Stock could be converted (regardless of whether
such shares of Series C Preferred Stock are then presently
convertible) pursuant to the provisions of Section 5 hereof
with such number determined as of the record date for the
determination of holders of Common Stock entitled to receive such dividend) (the "Participating Dividends")).  So long
as any shares of the Series C Preferred Stock shall be
outstanding, the Corporation shall not declare or pay or set apart for payment any dividends or make any other
distributions on, or make any payment on account of the
purchase, redemption, exchange or other retirement of any
other class of stock or series thereof of the Corporation
ranking junior to the Series C Preferred Stock as to the
payment of dividends unless each of the holders of the
Series C Preferred Stock shall have been paid all accrued
Series C Preferred Dividends in full with respect to each
share of Series C Preferred Stock.  For the period
commencing on November 3, 1998 and ending on the date that
is the second (2nd) anniversary thereof, annually on each
such anniversary, the Series C Preferred Dividends shall be
paid to the holders of the Series C Preferred Stock in
additional shares of Series C Preferred Stock in a number
equal to the quotient of (A) the amount equal to accrued and unpaid Series C Preferred Dividends through the relevant
anniversary divided by (B) $10,000.   Commencing on the
third (3rd) anniversary of the date hereof, the Series C
Preferred Dividends shall be paid to the holders of the Series C Preferred Stock in additional shares of Series C
Preferred Stock for the first six months of the third year and thereafter in the discretion of the Corporation, the Series C Preferred Dividends shall be paid to the holders of the Series C Preferred Stock in (i) additional shares of Series C Preferred Stock in a number of shares calculated as provided in the immediately preceding sentence or (ii) cash.


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
each share of Series C Preferred Stock then held by such holder into a number of shares of Common Stock computed by multiplying the number of shares of Series C Preferred Stock to be converted by $10,000 and dividing the result by the applicable Conversion Price then in effect. The"Conversion
Price" shall be $1.05. The Conversion Price shall be subject to adjustment from time to time pursuant to this
Section 5. If a holder of Series C Preferred Stock elects to convert Series C Preferred Stock at a time when there are any accrued and unpaid dividends or other amounts due on such shares (including Series C Preferred Dividends and
Participating Dividends), such dividends and other amounts shall be paid in full by the Corporation in connection with such conversion.


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

(f)	Adjustments to Conversion Price.  The Conversion Price
in effect 			from time to time shall be subject
to adjustment as follows:

i.	Stock Dividends, Subdivisions and Combinations.
Upon 				the issuance of additional
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


ii.	Sale of Common Stock.  In the event the
Corporation 				shall at any time
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

(1)	the numerator of which shall be (i) the
number of 					shares of
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


(2)	the denominator of which shall be (i) the
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

iii.	Sale of Options, Rights or Convertible Securities.  In
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

(1)	the numerator of which shall be (i) the number
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


(2)	the denominator of which shall be (i) the number
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

iv.	Expiration or Change in Price.  If the consideration
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

6.	Redemption.

(a)	Redemption Events.


i.	On or After November 3, 2003 Upon Election of
Holders. 				Upon the election of any
holder of shares of Series C Preferred Stock at any time following November 3, 2003, the Corporation shall redeem some or all, as specified by such holder, of such holder's outstanding shares of Series C
Preferred Stock at the Redemption Price specified in
Section 6(b) below; provided, however, the Corporation shall not be required to redeem in the aggregate shares of Series C Preferred Stock with an aggregate
Redemption Price in excess of the greater of
(I) twenty-five percent (25%) of the Net Earnings (as defined below) of the Corporation for the twelve (12) consecutive calendar month period ended immediately prior to such redemption or (II) (25%) of the Corporation's Net Worth (as defined below) determined as of the end of the twelve (12) month period referred to in clause (I). The foregoing election shall be made by such holder giving the Corporation not less than thirty (30) days prior written notice, which notice shall set forth the date for such redemption and the number of shares to be redeemed. "Net
Earnings" shall mean with respect to the period in question, the after tax net income of the Corporation as determined in accordance with generally accepted accounting principles consistently applied. "Net
Worth" shall mean for the period in question, the stockholders' equity in the Corporation as of the end of such period, as determined in accordance with generally accepted accounting principles consistently applied.

ii.	On or After November 3, 2003 Upon Election of
				Corporation.  At any time
following November 3, 2003 upon the
	election of the Corporation, the Corporation may redeem all (and not less than all) of the outstanding shares of Series C Preferred Stock at the Traded FMV
Redemption Price, specified in Section 6(b) below. The foregoing election shall be made by the Corporation giving each of the holders of Series C Preferred Stock not less than thirty (30) days prior written notice, which notice shall set forth the date for such redemption.

iii.	On November 3, 2008.  On November 3, 2008 the
				Corporation shall,
without any further action by the holders of the outstanding shares of Series C Preferred
Stock, redeem all (and not less than all) of the outstanding shares of Series C Preferred Stock at the Traded Redemption Price or the Non-Traded
FMV Redemption Price, as applicable, specified in Section 6(b) below.

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

i.	Fair Market Value.  The Fair Market Value of the
				Conversion Shares shall be
determined according to the following procedure:

(1)	The Board of Directors of the Corporation
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

(2)	If the Board of Directors and such holders
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

i.	Redeem, purchase or otherwise acquire for value
(or pay 				into or set aside for a
sinking fund for such purpose) any of the
		Common Stock of any class or any other
capital stock of the Corporation (other than the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock);

ii.	Declare any dividends on the Common Stock or any
other 				equity security other
than the Series A Preferred Stock, the Series B
Preferred Stock and the Series C Preferred Stock;

iii.	Authorize or issue, or obligate itself to issue,
any other 				equity security senior to or on a parity with
the Series C 					preferred Stock as to liquidation
preferences, redemptions, or 				dividend rights or with any
special voting rights;

iv.	Increase or decrease (other than by conversion
as 					permitted hereby) the
total number of authorized shares of Preferred Stock as Series C Preferred Stock; or

v.	Amend the Certificate of Incorporation or
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

D.	Undesignated Preferred Stock.  Six Hundred Twenty-Four Thousand
Eight Hundred (624,800) shares of preferred stock having a par value of $.05 per share and having such preferences, limitations and relative rights as determined from time to time by the Board of Directors. The Board of Directors is hereby expressly granted authority to divide these shares of preferred stock into series and to fix and determine before the issuance thereof the number of shares and the relative rights and preferences of any series so established.

E.	Common Stock.  Twenty million (20,000,000) shares of common stock having a par value of $.05 per share. No holder of shares of common stock shall have, as such holder, any preemptive right to purchase any shares or other securities of the corporation.

	ARTICLE V
	PROCESS AGENT

The Secretary of State is designated as agent of the corporation upon whom process against it may be served. The post office address to which the Secretary of State shall mail a copy of any process against the corporation served upon him is 6655 Shelburne Road, P.O. Box 965, Shelburne, Vermont 05482.

	ARTICLE VI
	DIRECTOR LIABILITY AND INDEMNIFICATION

No director of the corporation shall be personally liable to the corporation or its shareholders for damages for any breach of duty in such capacity; provided, however, that this provision shall not eliminate or limit the liability of any director:

(a)	For acts or omissions in bad faith or which involved intentional misconduct or a knowing violation of law, as established by a judgment or other final adjudication;

(b)	For any transaction from which the director derived in fact a financial profit or other advantage to which he or she was not legally entitled, as established by a judgment or other final adjudication;


(c)	For any violation of Section 719 of the Business Corporation Law, as established by a judgment or other final adjudication; or

(d)	For any act or omission occurring prior to the corporation's adoption of this provision.

IN WITNESS WHEREOF the undersigned, being the President and Chief
Executive Officer of the Corporation, affirms that the statements made herein are true under the penalties of perjury.


/s/ Elisabeth B. Robert
Elisabeth Robert, President and Chief Executive Officer


EXHIBIT 4.10
------------

	FIRST AMENDMENT TO
	SECURITIES PURCHASE AGREEMENT

FIRST AMENDMENT TO SECURITIES PURCHASE AGREEMENT (this "Agreement") made as of this 3rd day of November, 1998, by and among The Vermont Teddy Bear Co., Inc., a New York corporation (the "Company"), and the Investors identified in the Original Agreement (as defined below).

WHEREAS, the Company and the Investors entered into a Securities
Purchase Agreement on September 25, 1998 (the "Original Agreement"); and

WHEREAS, the parties hereto desire to amend the Original Agreement as provided herein.

NOW THEREFORE, in consideration of the foregoing, the mutual covenants and agreements hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.	Section 2 of Exhibit B to the Original Agreement is hereby amended by deleting the words "Commencing with the sixth (6th) anniversary of the date hereof, the Series C Preferred dividends" and replacing them with "On the third (3rd) anniversary of the date hereof, the Series C Preferred Dividends shall be paid to the holders of the Series C Preferred Stock in additional shares of Series C Preferred Stock for the first sixth months of the third year and thereafter,".

2.	Section 5(a) of Exhibit B to the Original Agreement is hereby amended by deleting the reference to "$1.21" and replacing it with "1.05".

3.	The first sentence of Section 4 of Exhibit C to the Original
Agreement is hereby amended by deleting the reference to "$1.21" and replacing it with "1.05".

4.	The parties hereby ratify and confirm that they continue to be bound by the terms and provisions of the Original Agreement which, except as expressly modified hereby, shall continue in full force and effect.

5.	This Agreement may be executed simultaneously in any number of counterparts, each of which when so executed and delivered shall be taken to be an original; but such counterparts shall together constitute but one and the same document.

	[END OF TEXT]

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

COMPANY:

THE VERMONT TEDDY BEAR CO.,
INC.


By:/s/ Elisabeth B. Robert
Name: Elisabeth B. Robert
Title:  President


INVESTORS:

THE SHEPHERD GROUP LLC


By: /s/ T. Nathanael
Shepherd
Name: T. Nathanael
Shepherd
Title: President

SHEPHERD VENTURE FUND I,
L.P.

By:	The Shepherd Group LLC,
its general partner


By: /s/ T. Nathanael
Shepherd
Name: T. Nathanael
Shepherd
Title: President


/s/ Thomas R. Shepherd
Thomas R. Shepherd


/s/ T. Nathanael Shepherd
T. Nathanael Shepherd

EXHIBIT 4.11
------------

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


VERMONT TEDDY BEAR CO., INC.


	This warrant certificate (the "Warrant Certificate") certifies that, for value received, _____________ or registered assigns under Section 8 hereof (the "Holders") is the owner of ____ warrants specified above (the "Warrants") each of which entitles the Holder thereof to purchase 8,264.47 fully paid and nonassessable shares of Common Stock, par value $.05 per share, of The Vermont Teddy Bear Co., Inc., a corporation organized under the laws of the State of New York (the "Company"), or such other number of shares as may be determined pursuant to an adjustment in accordance with Section 4 hereof, at the price per share set forth in Section 4 hereof, subject to adjustment from time to time pursuant to Section 4 hereof (the "Warrant Price") and subject to the provisions and upon the terms and conditions set forth herein.

	1.	Term of Warrant.

	Each Warrant is exercisable, in whole or in part, at any time between the date hereof and November 3, 2005 by the Holder hereof.

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

	4.	Warrant Price; Adjustment of Warrant Price and Number
of Shares.

	The Warrant Price shall be $1.05 per share of Common Stock. The Warrant Price and the number of shares of Common Stock purchasable upon exercise of the Warrants shall be subject to adjustment from time to time, as follows:

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

	For purposes of this Warrant Certificate, all capitalized terms that are used herein without definition shall have the respective meanings ascribed thereto in the Securities Purchase Agreement, dated as of September 25, 1998, by and among the Holder, the Company and certain other parties named therein (the "Securities Purchase Agreement"). The Holder of this Warrant Certificate shall be entitled to the rights and subject to the terms and conditions of the Securities Purchase Agreement and in the event of any inconsistency between the terms hereof and the terms of the Securities Purchase Agreement, the terms of the Securities Purchase Agreement shall control.

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

		(f)	Governing Law; Jurisdiction; Venue.  This
Agreement shall be deemed to be a contract made under, and shall be construed in accordance with, the laws of The Commonwealth of Massachusetts without giving effect to conflict of laws principles thereof. The Company hereby agrees that the state and federal court of The Commonwealth of Massachusetts or, at the option of the Holder, any other court in which the Holder shall initiate legal or equitable proceedings, to the extent such court otherwise has jurisdiction, shall have jurisdiction to hear and determine any claims or disputes between the Holder and the Company pertaining directly or indirectly to this Agreement and all documents, instruments and agreements executed pursuant hereto, or to any matter arising therefrom (unless otherwise expressly provided for therein). To the extent permitted by law, the Company hereby expressly submits and consents in advance to such jurisdiction in any action or proceeding commenced by the Holders in any of such courts, and agrees that service of such summons and complaint or other process or papers may be made by registered or certified mail addressed to the Company at the address to which notices are to be sent pursuant to this Agreement. The Company waives any claim that Boston, Massachusetts is an inconvenient forum or an improper forum based on lack of venue. To the extent permitted by law, should the Company, after being so served, fail to appear or answer to any summons, complaint, or process or papers so served within 30 days after the mailing thereof, the Company shall be deemed in default and an order and/or judgment may be entered by the Investors against the Company as demanded or prayed for in such summons, complaint, process or papers. The exclusive choice of forum set forth in this Section 9(f) shall not be deemed to preclude the enforcement of any judgment obtained in such forum or the taking of any action to enforce the same in any other appropriate jurisdiction.
This Warrant Certificate has been executed as of November __, 1998.

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


Dated:

	Signature


EXHIBIT 10.48
-------------

	The Vermont Teddy Bear Co., Inc.
	Shelburne, Vermont 05482

	November 9, 1998


Ms. Elisabeth B. Robert
Shelburne, VT  05482

Dear Liz:

This letter is to follow up on recent discussions by the Board and confirm our agreement concerning the terms of your continued employment by The Vermont Teddy Bear Co., Inc. (the "Company"). Except as specifically set forth in this letter, this agreement is intended to supersede all of your prior or existing Employment Agreements. Our agreement is as follows:

1.	Position.  You shall continue to be employed as
President and Chief Executive Officer of the Company and you shall continue to devote all of your business time, attention, skill and efforts to the business and affairs of the Company, with such duties as shall be assigned to you by the Board of Directors. You shall be based at the Company's Shelburne, Vermont offices.

2.	Term.  Your employment shall continue for a term ending
October 22, 2001, unless earlier terminated in accordance with this agreement.

3.	Base Salary.  Commencing October 23, 1998, your base
salary shall be $120,000, increasing to $135,000 on October 23, 1999, and to $150,000 on October 23, 2000. If the Company's annual gross revenues exceed $25 million, then your base salary shall be subject to renegotiation.

4.	Annual Bonus.  In addition to your base salary, you
will be entitled to a bonus for each fiscal year during the term, equal to three percent (3%) of the Company's Pre-Tax Profit, so long as the Company's Pre-Tax Profit is at least $100,000.

The cash bonus shall be paid in cash and within sixty (60) days following the end of the fiscal year to which the bonus relates.

5.	Stock Options.  In addition to the stock options you
are entitled to receive under your previous employment agreements, you shall be granted additional options to purchase a total of 225,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, vesting as follows:


Seventy-Five Thousand (75,000) shares when the Company's closing stock price has averaged Two Dollars ($2.00) for a three (3) month period;

Seventy-Five Thousand (75,000) shares when the Company's closing stock price has averaged Three Dollars ($3.00) for a three (3) month period; and

Seventy-Five Thousand (75,000) shares when the Company's closing stock price has averaged Four Dollars ($4.00) for a three (3) month period.

So long as you are employed by the Company on October 23, 2005, any of these 225,000 options not vested shall vest regardless of the market price of the Company's common stock. All prior options granted to you which vest based on the market price of the Company's common stock, shall vest regardless of the market price of the Company's common stock seven years from the date of the original grant.

6.	Benefits.  You shall receive the following Company benefits:
(a) a Thirty Thousand Dollar ($30,000) life insurance policy, (b) a company car of your choice, subject to the Company's approval, which shall not be unreasonably withheld, and (c) participation in all other benefit plans available to senior executive employees of the Company in accordance with the policies and procedures currently or then in effect, as the case may be.

7.	Indemnification.  The Company shall indemnify you (and your
estate) in accordance with the Company's by-laws as in effect from time to time. This indemnification by the Company shall survive termination or expiration of this Agreement.

8.	Termination.  This Agreement may be terminated by either you or by the Company at any time. If your employment is terminated by (a) you for "Good Reason" or (b) the Company, for any reason other than for "Cause" at any time, (i) you shall receive, in lieu of any other payment or benefit except as set forth in this paragraph, and in a lump sum, an amount equal to eighteen (18) months base salary, plus bonus for the year in which your employment was terminated pro rated for the period you were employed, and (ii) all your outstanding stock options which were subject to vesting on or prior to the end of the fiscal year in which your employment was terminated shall immediately vest and all your outstanding stock options which were subject to vesting on the basis of the price of the Company's Common Stock shall vest if the stock price meets the applicable benchmark at or prior to the end of the fiscal year in which your employment was terminated, and all such vested stock options shall continue to be exercisable for a period of ten years after the date of their grant. Upon termination of your employment by the Company at any time (other than for "Cause") the Company shall provide you with reasonable outplacement services. Upon a termination by the Company for "Cause" or by you without "Good Reason", you shall not be entitled to receive any further payments or benefits following the date of your termination.

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

In the event that your employment is terminated within ninety days prior to, or six months after, a "Change in Control", in addition to the other benefits to which you would be entitled in the event of a termination by the Company for any reason other than "Cause", all your stock options shall vest and continue to be exercisable for a period of ten years after the date of their grant.

For purposes of this Agreement the terms "Good Reason", "Cause" and "Change in Control" shall be defined as follows:

"Good Reason" means (a) the breach or
contravention by the Company of any provision of this agreement, (b) the assignment to you of any duties inconsistent with your status as a senior officer of the Company or a substantial adverse alteration in the nature or status of your responsibilities from those in effect on the Commencement Date, (c) a reduction in your annual base salary as set forth herein or as the same may be increased from time to time and (d) the failure of the company to provide you with the benefits contemplated herein. Your continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good
Reason hereunder.

"Cause" means (a) your conviction for, or guilty plea to, any felony, (b) your commission of an act of personal dishonesty or breach of fiduciary duty which involves personal profit in connection with employment by the Company or (c) your material breach or contravention of any material provision of this agreement or your commission of an act of gross negligence or willful misconduct in the conduct of your duties to the Company; provided, however, that in the cases of clauses (b) and (c), the Company shall have given you ten business days' notice thereof, a reasonable opportunity to be heard by the Board of Directors and, during such ten business day period, an opportunity to cure.

"Change of Control" means (a) the Company is merged or consolidated with another corporation or entity, (b) one person (together with its affiliates) becomes the beneficial owner of 50% or more of the issued and outstanding equity securities of the Company or (c) all or substantially all of the assets of the Company are acquired by another corporation or entity.


9. Covenant Not To Compete. During the term and for a period of eighteen (18) months following termination of your employment with the Company, you shall not, directly or indirectly, whether as stockholder, officer, director, employee, consultant or otherwise (except as a beneficial owner of less than 5% of the number of shares of any publicly traded securities) engage in any business that, with respect to 5% or more of its sales, competes with the Company in the business of marketing and selling stuffed teddy bears.

If the foregoing correctly sets forth your understanding of our Agreement, please sign and return the enclosed copy of this letter to me.

Sincerely,

THE VERMONT TEDDY BEAR CO., INC.



By: /s/ Fred Marks
---------------------------------
Fred Marks, Chairman of the Board


ACKNOWLEDGED AND AGREED TO:


/s/ Elisabeth B. Robert
---------------------------
Elisabeth B. Robert