Form 10QSB
period 1998-12-31
VERMONT TEDDY BEAR CO INC
filed 1999-02-12
CIK 912960

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB



(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     December 31, 1998   .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,214,329 shares of Common Stock, $.05 par value per share, as of December 31, 1998.

Transitional Small Business Disclosure Format (check one):
Yes     ; No  X .


The Vermont Teddy Bear Co., Inc.
Index to Form 10-QSB
December 31, 1998


										    Page No.

Part I - Financial Information

Financial Statements

	Balance Sheet as of December 31, 1998
3

	Statements of Operations for the Three and Six
Months ended December 31, 1998
4

	Statements of Cash Flows for the Three and Six
Months ended December 31, 1998
5

	  Notes to Financial Statements
6

Management's Discussion and Analysis
	10

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Stockholders
	14

Item 5.	Other Information						15

	Item 6.	Exhibits and Reports on Form 8-K
	15


Signatures										18

		 THE VERMONT TEDDY BEAR CO., INC.

			     Balance Sheet
			December 31, 1998
			       (Unaudited)


			  ASSETS
Cash, cash equivalents(includes restricted            $1,836,851
cash of $362,000)
Accounts receivable, trade                               152,158

Inventories                                            2,378,908

Prepaid expenses and other current assets                578,587

Deferred income taxes                                    233,203

Total Current Assets                                   5,179,707


Property and equipment, net                            8,437,378

Deposits and other assets                                978,572

Note receivable                                           72,500

Total Assets                                         $14,668,157



		 LIABILITIES AND STOCKHOLDERS' EQUITY



Current portion of:
Long-term debt                                            221,490

Capital lease obligations                                 236,960

Accounts payable                                        1,873,377

Accrued expenses                                          688,251


Total Current Liabilities                               3,020,078


Long-term debt,  net of current portion                  252,471

Capital lease obligations, net of current portion      5,626,829

Deferred income taxes                                    233,203

Total Liabilities                                     $9,132,581


Series C Preferred Stock                                 342,633


Stockholders' Equity:
Preferred stock, $.05 par value:

Authorized 1,000,000 shares Series A; issued and
outstanding, 90 shares.                               1,080,000

Authorized    375,000 shares Series B; issued and
outstanding, 204,912 shares.                             10,245

Common stock, $.05 par value:
Authorized 20,000,000 shares: issued 5,238,449 shares,
outstanding 5,214,329 shares                            261,923

Additional paid-in capital                           10,900,626

Treasury stock at cost: 24,120 shares                  (117,500)

Accumulated deficit                                  (6,942,351)

Total Stockholders' Equity                            5,192,943


Total Liabilities and Stockholders' Equity          $14,668,157


The accompanying notes are an integral part of these financial statements.



THE VERMONT TEDDY BEAR CO., INC.
                            Statements of Operations

                      For the Three and Six Months Ended December 31,
1998 and 1997
                                           (Unaudited)


					          Three Months Ended
Six Months Ended
					 Dec 31,1998          Dec 31,1997
Dec 31,1998         Dec 31,1997
Net Revenues                   $4,805,029           $4,100,161
$7,851,749          $7,041,865
Cost of Goods Sold              1,868,581            1,758,523
3,128,055           2,972,564
	Gross Profit              2,936,448            2,341,638
4,723,694           4,069,301

Selling, General and Administrative Expenses:

	Selling Expenses          1,937,085            2,315,841
3,035,031           3,673,113
	General and
       Administrative Expenses    743,856              925,496
1,397,349           1,526,859
	                          2,680,941            3,241,337
4,432,380           5,199,972
	Operating Income(Loss)      255,507             (899,699)
291,314          (1,130,671)
Interest Income                     9,691                7,930
20,216              15,255
Interest Expense                 (154,332)            (163,349)
(312,185)           (323,153)
Other Income                          361               13,690
966              15,931
	Income(Loss) Before
       Income Taxes               111,227           (1,041,428)
311          (1,422,638)
Income Tax Provision                    0                    0
0                    0
	Net Income(Loss)            111,227           (1,041,428)
311          (1,422,638)
Preferred Stock Dividends         (24,000)             (18,000)
(42,000)            (36,000)
Accretion of Warrants Issued in connection with

     Series C preferred stock      (9,082)                   0
(9,082)                   0
Net Income (Loss)-Common
     Stockholders                  78,145           (1,059,428)
(50,771)         (1,458,638)

Basic Net Income(Loss) Per
     Common Share                   $0.02               ($0.20)
($0.01)             ($0.28)

Diluted Net Income(Loss) Per
     Common Share                   $0.01               ($0.20)
($0.01)             ($0.28)

Weighted Average Number of
     Shares Outstanding         5,195,908            5,173,327
5,189,820           5,168,230

Weighted Average Number of Diluted

  Common Shares Outstanding     6,685,968            5,173,327
5,189,820           5,168,230


		The accompanying notes are an integral part of these financial statements.

THE VERMONT TEDDY BEAR CO., INC.
			              Statements of Cash Flows

		        For the Six Months Ended December 31, 1998 and 1997

				       (Unaudited)

1998 1997
Cash flows from operating activities

Net Income (loss)					          $311   $(1,422,638)
Adjustments to reconcile net income (loss) to net cash
provided by(used for) operating activities:

Depreciation and amortization		             482,501 	   485,010
Loss on disposal of fixed assets		        29,315 	   137,633
Changes in assets and liabilities:
Accounts receivable,trade				(100,620)	     3,945
Inventories					              17,337      (110,729)
Prepaid and other current assets			(134,358)	   (98,792)
Deposits and other assets				 (95,640)  	  (582,485)
record due from officer here
Note Receivable					        15,000 		0

Accounts payable					        27,335   	  (239,903)

Accrued expenses and other liabilities		(227,940)  	   217,627

Net cash provided by(used for) operating activities

                                                  13,241 	(1,610,332)

Cash flows from investing activities:

Acquisition of property and equipment		 (86,292)	   (56,155)

Proceeds from sale of fixed assets			   1,751 	    38,888

Net cash used for investing activities		 (84,541)	   (17,267)


Cash flows from financing activities:

Borrowings of short-term debt				    0 	   313,136

Borrowings of long-term debt				    0 	   200,000

Payments of short-term debt				 (45,603)	  (684,961)

Payments of long-term debt				 (95,489)	(3,369,152)

Proceeds from sale-leaseback
 of building and property			          0 	 5,863,874
Principal payments on capital lease obligations
					                  (110,130)      (98,175)
Issuance of common stock,
exercise of stock option 			        42,997 	    13,008
Issuance of preferred stock 				 600,000 		0
Acquisition of Treasury Stock				 (10,676)		0
Net cash provided by financing activities		 381,099 	 2,237,730
Net increase in cash and cash equivalents		 309,799       610,131
Cash and cash equivalents, beginning of period	1,527,052 	   441,573
Cash and cash equivalents, end of period	$	1,836,851 	$1,051,704
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest					  311,135 	   326,844

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Capital lease from
sale-leaseback of building and property             0        5,863,874



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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:






   	Three Months Ended	Six Months Ended
   	12/31/98	12/31/97	12/31/98
	12/31/97

Weighted average			5,195,908	5,173,327	5,189,820
	5,168,230
number of shares used
in basic EPS calculation

Add: Incremental weighted
average common shares
issuable upon exercise of
stock options and warrants
outstanding			            1,490,060	             --
	_______--	_______--

Weighted average
number of shares used in
diluted EPS calculation		6,685,968	5,173,327	5,189,820
	5,168,230

Diluted weighted average shares outstanding for 1998 and 1997 exclude all potential common shares from stock options and convertible preferred stock because to include such shares would have been anti-dilutive due to the Company's net loss in both years. The Company had 257,241 and 1,526,461 potential common shares outstanding as of December 31, 1998 and 1997, respectively, that were excluded from the net income
(loss) per common share computation as their effect would have been anti-dilutive.


New Accounting Pronouncements

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity for the twelve months ended June 30, 1998 or the six months ended December 31, 1998.

The Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in June 1997. The statement establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. The required disclosures for SFAS No. 131, which are effective for fiscal years beginning after December 15, 1997, will be included in the Company's fiscal 1999 annual report on Form 10-K.

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


Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at December 31, 1998:

Raw materials		$     517,217
Work in process		       165,259
Finished goods		    1,696,432
				$  2,378,908


Debt and Borrowings

	The Company has been operating without a working capital line of credit since July 18, 1997.

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt on the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The Company will accrete, over a five year period, an aggregate of approximately $270,000.

	Each of the sixty shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance.
The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the
accompanying warrants carry certain anti-dilution provisions.   The
Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

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


Results of Operations

Comparison of the three-month periods ended December 31, 1998 and 1997.

Net revenues for the Company for the three-month period ended
December 31, 1998 totaled $4,805,000, a 17.2 percent increase from net revenues of $4,100,000 for the three-month period ended December 31, 1997. By business segment, Bear-Gram revenues, which include internet revenues, rose $516,000, attributable primarily to increased sales from the Company's www.vermontteddybear.com website. Direct mail revenues rose $155,000, due primarily to improved demand-per-catalog for the 1998 Holiday catalog. Wholesale and corporate sales revenues rose $308,000 as the Company added several new customers in the wholesale and corporate affinity markets, while licensing revenues increased $32,000. Retail revenues decreased $306,000. Revenue for the quarter ended December 31, 1997 included results from the Company's New York City and Freeport, Maine retail stores, which were not in operation during the quarter ended December 31, 1998, as well as results from the Company's North Conway, New Hampshire retail store, which was closed during the December 31, 1998 quarter.

Gross margin increased to $2,936,000 for the quarter ended
December 31, 1998, from $2,342,000 for the quarter ended December 31, 1997. As a percentage of net revenues, gross margin increased to 61.1 percent from 57.1 percent for the three-month periods ended December 31, 1998, and 1997, respectively. Factors contributing to improved gross margin include a reduction in goods purchased for resale and lower product distribution costs associated with the curtailment of off-site retail store operations, the introduction of new products with higher unit margins, and lower costs for freight paid on deliveries.

Selling expenses decreased to $1,937,000 for the three-month period December 31, 1998, from $2,316,000 for the three-month period ended December 31, 1997. This $379,000 reduction was primarily due to the curtailment of operational expenses related to the Company's New York City, Freeport, Maine, and North Conway, New Hampshire retail locations. As a percentage of net revenues, selling expenses were 40.3 percent and 56.5 percent for the three months ended December 31, 1998, and 1997, respectively. The percentage improvement is attributed to lower Bear-Gram advertising costs as a percentage of net revenue in addition to the curtailment of expenses related to the Company's off-site retail stores.

General and administrative expenses were $744,000 for the quarter ended December 31, 1998, compared to $925,000 for the quarter ended December 31, 1997. The Company recognized the $181,000 decrease primarily because on December 31, 1997 the Company had accrued and expensed the entire amount due R. Patrick Burns, former Chief Executive Officer of the Company, under his consulting agreement. As a percentage of net revenues, general and administrative expenses were 15.5 percent and 22.6 percent for the three months ended December 31, 1998, and 1997, respectively.

Preferred Stock dividends increased by $6,000 during the quarter ended December 31, 1998. This increase is attributed to the six percent cumulative dividend on the Series C Preferred Stock. Warrant accretion increased by $9,000 for the quarter ended December 31, 1998. This increase is the result of accretion of the net valuation attributed to the warrant issued in connection with the Series C Preferred Stock of approximately $270,000, which is accreting ratably over a five year period.

As a result of the foregoing factors, net income to common stockholders totaled $78,000, or two cents per common share outstanding, for the quarter ended December 31, 1998, compared to a net loss to common stockholders of $1,059,000, or twenty cents per common share outstanding for the quarter ended December 31, 1997.

Comparison of the six-month periods ended December 31, 1998 and 1997.

	Net revenues for the Company for the six-month period ended December 31, 1998 totaled $7,852,000, an 11.5 percent increase from net revenues of $7,042,000 for the six-month period ended December 31, 1997. By business segment, Bear-Gram revenues, which include internet revenues, increased $679,000 and wholesale and corporate sales revenues increased $360,000. Direct mail revenues increased $253,000 due to improved demand-per-catalog for both the 1998 Holiday catalog and the residual performance of the 1998 Mother's Day catalog. Licensing revenues rose $35,000. Retail revenues decreased $517,000, with New York City closed, and Freeport, Maine and North Conway, New Hampshire closing during this six month period.

	Gross margin increased to $4,724,000 for the six months ended December 31, 1998 from $4,069,000 for the six months ended December 31, 1997. As a percentage of net revenues, gross margin increased to 60.1 percent from 57.8 percent, for the six months ended December 31, 1998 and 1997, respectively. This improvement is primarily attributed to a reduction in goods purchased for resale and lower product distribution costs associated with the curtailment of off-site retail store operations.

	Selling expenses decreased by $638,000 to $3,035,000 for the six month period December 31, 1998 from $3,673,000 for the six month period ended December 31, 1997. This reduction was primarily due to the curtailment of operational expenses related to the Company's New York City, Freeport, Maine, and North Conway, New Hampshire retail locations, as well as reduced spending on radio and other advertising media. As a percentage of net revenues, selling expenses were 38.7 percent and 52.2 percent for the six months ended December 31, 1998 and 1997, respectively.

	General and administrative expenses decreased $130,000 to $1,397,000 for the six months ended December 31, 1998, compared to $1,527,000 for the six months ended December 31, 1997. Higher legal fees and costs associated with the Company's Special Meeting of Shareholders held on September 11, 1998 were more than offset by the fact that on December 31, 1997, the Company had accrued and expensed the entire amount due to R. Patrick Burns, former Chief Executive Officer of the Company, under his consulting agreement. As a percentage of net revenues, general and administrative expenses were 17.8 percent and 21.7 percent for the six months ended December 31, 1998 and 1997, respectively.

Preferred Stock dividends increased by $6,000 for the six months ended December 31, 1998. This increase is attributed to the six percent cumulative dividend on the Series C Preferred Stock. Warrant accretion increased by $9,000 for the six months ended December 31, 1998. This increase is the result of accretion of the net valuation attributed to the warrant issued in connection with the Series C Preferred Stock of approximately $270,000, which is accreting ratably over a five year period.

As a result of the foregoing factors, the net loss to common stockholders totaled $51,000 or one cent per common share, for the six months ended December 31, 1998, compared to a net loss to common stockholders of $1,459,000 or twenty-eight cents per common share, for the six months ended December 31, 1997.


Liquidity and Capital Resources

The Company has been operating without a working capital line of credit facility since July 18, 1997.

As of December 31, 1998, the Company's cash position increased to $1,837,000, from $1,527,000 at June 30, 1998. Restricted cash balances at these dates were $362,000 and $361,000, respectively. The largest component of restricted cash at December 31, 1998 and June 30, 1998 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. The cash increase from the sale of Series C Preferred Stock more than offset a decrease to accrued expenses and payments on debts and capital leases.

Inventories decreased to $2,379,000 at December 31, 1998, from
$2,396,000 at June 30, 1998. Accounts payable totaled $1,873,000 at December 31, 1998, compared to $1,846,000 at June 30, 1998.

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock
("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt on the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The Company will accrete, over a five year period, an aggregate of approximately $270,000.

	Each of the sixty shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance.
The Series C Preferred Stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the
accompanying warrants carry certain anti-dilution provisions.   The
Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

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


Contingency

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord alleging that it was in default under the lease for failure to resume occupancy and demanding back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355, and on January 4, 1999 it received a demand to resume rent payments beginning January, 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. The Company has accrued management's estimated cost to settle this contingency of $145,000 but no assurance can be given that this dispute can be settled for this amount.


Year 2000 Disclosure

	The Company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. Based on currently available information, all necessary changes are expected to occur in a timely manner. The cost of these changes, which incorporates amounts for system upgrades to handle additional capacity, is expected to be approximately $500,000, based on management's best estimates and may be changed as additional information becomes available. If the project is not completed on time, the Company is subject to certain risks, including the manual processing and fulfillment of orders, which could detract from efficiency. Although the Company is working with suppliers and customers regarding this issue, no assurance can be given with respect to any potential adverse effects on the Company of any failure by other parties to achieve year 2000 compliance.


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

	Votes cast for: 2,953,839     Votes cast against: 60,260
Abstentions: 11,906

	(2) Approval of the sale of Series C Redeemable Convertible Preferred Stock and Warrants to The Shepherd Group, LLC.

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


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

3.5	Restated Certificate of Incorporation of the Company (filed with the Securities and Exchange Commission as exhibit 3.5 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

3.6	Amended  and Restated By-Laws of the Company (filed with the
Securities and Exchange Commission as exhibit 3.6 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

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
Company and URSA (VT) QRS-30, Inc., in conjunction with the sale-leaseback of the Company's headquarters in Shelburne, Vermont (filed with the Securities and Exchange Commission as exhibit 4.7 to the Company's 1997 Annual Report on Form 10-KSB (File No. 33-69898) and incorporated herein by reference).

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

4.10	Amendment, dated November 3, 1998, between the Company and The
Shepherd Group LLC, to the Securities Purchase Agreement dated September 25, 1998 (filed with the Securities and Exchange Commission as exhibit
4.10 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

4.11	Form of Warrant, issued in connection with the private placement of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.11 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

4.12	Warrant to purchase 42,500 shares of the Company's Common Stock, issued to URSA (VT) QRS 12-30, Inc., dated November 3, 1998, in connection with the issuance of the Company's Series C Convertible Redeemable Preferred Stock (filed herein).

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
Patrick Burns, providing the terms of Mr. Burns' separation and consulting agreement with the Company (filed with the Securities and Exchange Commission as exhibit 10.39 to the Company's 10-QSB for the quarter ended December 31, 1997 and incorporated herein by reference).

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

10.47	Employment Agreement, dated November 9, 1998, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange
Commission as exhibit 10.47 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).


Reports on Form 8-K

There were no reports filed on Form 8-K during the three-month period ended December 31, 1998.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


The Vermont Teddy Bear Co., Inc.

Date:  February 9, 1999		/s/ Elisabeth B. Robert
,
Elisabeth B. Robert,
Chief Executive Officer and
Chief Financial Officer











THIS WARRANT AND ANY SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND NEITHER THIS WARRANT NOR ANY SUCH SHARES MAY BE
TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SUCH ACT.



WARRANT

To Purchase Common Stock of

THE VERMONT TEDDY BEAR CO., INC.


THIS IS TO CERTIFY that URSA (VT) QRS 12-30, Inc. ("QRS:12-30") or registered assigns, is entitled upon the due exercise hereof at any time during the Exercise Period (as hereinafter defined) to purchase 42,500 shares of Common Stock (subject to adjustment as provided herein) of The Vermont Teddy Bear Co., Inc., a New York corporation, at the Exercise Price (as hereinafter defined) (such Exercise Price and the number of shares of Common Stock purchasable hereunder being subject to adjustment as provided herein), and to exercise the other rights, powers and privileges hereinafter provided, all on the terms and subject to the conditions hereinafter set forth.




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

"Closing Date" means November 3, 1998.

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

"Exercise Period" means (subject to the provisions of Section 8.12 below) the period commencing on the Closing Date and ending on November 3, 2005.

"Exercise Price" means $1.05, as such price may be adjusted pursuant to
ARTICLE IV.

"Fair Value" means the fair value of the appropriate security, property, assets, business or entity as determined by an opinion of an independent investment banking firm or firms in accordance with the following procedure: In the case of any event which gives rise to a requirement to determine "Fair Value" pursuant to the provisions hereof, whether in connection with an adjustment to the Exercise Price or otherwise, the Company shall be responsible for initiating the process by which Fair Value shall be determined as promptly as practicable following such event, and if the procedures contemplated in connection with obtaining such opinion have not been complied with fully, then any such determination of Fair Value for any purpose of this Warrant (and any such resulting adjustment to the Exercise Price) shall be deemed to be preliminary and subject to adjustment pending full compliance with such procedures. The Company and the holder of this Warrant or Issued Warrant Shares (who, if more than one, shall agree among themselves by a two-thirds majority) shall each retain a separate independent investment banking firm (which firm, in either case, may be the independent investment banking firm regularly retained by the Company or any of such holders); provided, that the holder may, at its option, elect to rely on the firm retained by the Company in lieu of retaining its own firm.
Such firms shall determine the fair value of the security, property, assets, business or entity, as the case may be, in question and deliver their opinion in writing to the Company and to such holder. If such firms cannot jointly make such determination (or in the event that the holder has elected to rely upon the firm retained by the Company and disagrees with the determination made by such firm), then, unless otherwise directed by agreement of the Company and a two-thirds majority of such holders, such firms (or firm), in their (or its) sole discretion, shall choose another independent investment banking firm of the Company or such holders, which firm shall make such determination and render such an opinion. In either case the determination so made shall be conclusive and binding on the Company and such holders. The fees and expenses of any such determination made by the independent investment banking firm selected by such independent banking firms (or firm) shall be borne by the Company.

"Initial Holder" means QRS:12-30.

"Issuable Warrant Shares" means the number of shares of Common Stock issuable from time to time upon exercise of this Warrant.

"Issued Warrant Shares" means any shares of Common Stock issued pursuant to this Warrant.

"Lease" means the Lease Agreement, dated as of July 18, 1997, between the Initial Holder and the Company, as the same may be amended from time to time in accordance with the terms thereof.

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

"Preferred Stock" means shares of the Company's Preferred Stock.

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

"Series A Preferred Stock" means shares of the Company's Series A
Preferred Stock, $.05 par value.

"Series B Preferred Stock" means shares of the Company's Series B
Preferred Stock, $.05 par value.

"Series C Preferred Stock" means shares of the Company's Series C
Convertible Redeemable Preferred Stock, $.05 par value.

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


ARTICLE IV
ANTIDILUTION PROVISIONS

		4.1 Adjustment of Number of Shares Purchasable. Upon any adjustment of the Exercise Price as provided in Section 4.2, the holder hereof shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the number of shares of Common Stock (calculated to the nearest 1/100th of a share) obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock purchasable hereunder immediately prior to such adjustment and dividing the product thereof by the Exercise
Price resulting from such adjustment. It is the intent of the Company that, after giving effect to any exercise of this Warrant, the holder hereof would be the owner of (or have the right to acquire pursuant hereto) an aggregate of a minimum of 42,500/9,187,388 percent (0.4625%) the Common Stock outstanding on a fully diluted basis.

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

			(iv) the issuance of shares of common stock upon conversion of any of the shares of the Company's Series B or Series C Convertible Preferred Stock issued and outstanding as of the date of this Warrant or upon conversion of any shares of the Series C Preferred Stock issued as dividends on outstanding shares of Series C Preferred Stock;

			(v) the issuance of Series C Preferred Stock as a dividend on shares of Series C Preferred Stock; or

			(vi) the issuance of shares of common stock pursuant to any other stock Purchase Right issued and outstanding as of the date of this Warrant.

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

		(b) Extraordinary Corporate Events. In case the Company after the date hereof shall propose to (i) pay any dividend payable in stock to the holders of shares of Common Stock or to make any other distribution to the holders of shares of Common Stock, (ii) offer to the holders of shares of Common Stock rights to subscribe for or purchase any additional shares of any class of stock or any other rights or options or (iii) effect any reclassification of the Common Stock (other than a reclassification involving merely the subdivision or combination of outstanding shares of Common Stock), or any capital reorganization or any consolidation or merger (other than a merger in which no distribu-tion of securities or other property is to be made to holders of shares of Common Stock), or any sale, transfer or other disposition of its property, assets and business as an entirety or substantially as an entirety, or the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall mail to the holder of this Warrant notice of such proposed action, which shall specify the date on which the stock transfer books of the Company shall close, or a record shall be taken, for determining the holders of Common Stock entitled to receive such stock dividends or other distribution or such rights or options, or the date on which such reclassification, reorganization, consolidation, merger, sale, transfer, other disposition, liquidation, dissolution or winding up shall take place or commence, as the case may be, and the date as of which it is expected that holders of Common Stock of record shall be entitled to receive securities or other property deliverable upon such action, if any such date is to be fixed. Such notice shall be mailed in the case of any action covered by clause (i) or (ii) above at least ten (10) days prior to the record date for determining holders of Common Stock for purposes of receiving such payment or offer, or in the case of any action covered by clause (iii) above at least thirty (30) days prior to the date upon which such action takes place and twenty (20) days prior to any record date to determine holders of Common Stock entitled to receive such securities or other property.

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

		5.2 [Intentionally Omitted]

		5.3 Incidental Registration and Qualification. If the Company proposes to register any of its securities under the Securities Act on its behalf or on behalf of any of its security holders on any registration form (otherwise than for the registration of securities to be offered and sold pursuant to (a) an employee benefit plan, (b) a dividend or interest reinvestment plan, (c) other similar plans or
(d) reclassifications of securities, mergers, consolidations and acquisitions of assets) permitting a secondary offering or distribution of Issued Warrant Shares, not less than ninety (90) days prior to each such registration the Company shall give to the holder hereof and the holders of Issued Warrant Shares bearing the legend required by
Section 5.8 hereof written notice of such proposal which shall describe in detail the proposed registration and distribution (including those jurisdictions where registration or qualification under the securities or blue sky laws is intended) and, upon the written request of the holder hereof or a holder of such Issued Warrant Shares furnished within thirty (30) days after the date of any such notice, proceed to include in such registration all of the Warrant Shares ("Piggy-Back Shares") subject to the limitation contained in the next paragraph. The holder hereof or any holder of such Issued Warrant Shares shall in its request describe briefly the proposed disposition of such shares of Common Stock. The Company will in each instance use its best efforts to cause all such Piggy-Back Shares to be registered under the Securities Act and qualified under the securities or blue sky laws of any jurisdiction requested by a prospective seller, all to the extent necessary to permit the sale or other disposition thereof in the manner stated in such re-quest by a prospective seller of the securities so registered.

			If the managing underwriter selected by the Company (if such distribution is a primary offering) or the security holders (if such security holders are exercising demand registration rights) to manage the distribution of the shares of Common Stock being registered advises the Company in writing that, in its opinion, the inclusion of the Piggy-Back Shares with the securities being registered by the Company and/or other prospective sellers would materially adversely affect the distribution of all such securities, then (a) if such distribution is a primary offering on behalf of the Company, the Company shall first be entitled to have all of the shares proposed to be sold by it before any shares (including Piggy-Back Shares) proposed to be sold by any other prospective sellers are included in such distribution and any shares in excess of such numbers of shares proposed to be sold by the Company which are permitted by such managing underwriter to be included in such distribution shall be allocated among such other prospective sellers in such proportion as the number of shares proposed to be sold by each such prospective seller bears to the aggregate number of shares of Common Stock proposed to be sold by all such other prospective sellers; and (b) if such distribution is initiated pursuant to the exercise of demand registration rights granted by the Company to any of its security holders, the Company and each prospective seller may sell that proportion of the shares of Common Stock to be sold in the proposed distribution which the number of shares of Common Stock proposed to be sold by such prospective seller bears to the aggregate number of shares of Common Stock proposed to be sold by all prospective sellers (including the Company). In the event that some or all of the Piggy-Back Shares proposed to be sold by prospective sellers are not included in such distribution, the Company shall use its best efforts to effect and maintain any such registration or qualification under the Securities Act and the securities or blue sky laws of any jurisdiction as may be necessary to permit such prospective seller to make its proposed offering and sale following the end of a period not to exceed ninety (90) days after the effective date of such registration and shall pay all expenses related thereto in accordance with Section 5.6.

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

		"The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and any transfer thereof is subject to the conditions specified in the Warrant dated as of September 21, 1998, originally issued by The Vermont Teddy Bear Co., Inc. (the "Company") to URSA (VT) QRS 12-30, Inc. to purchase shares of Common
Stock, $.05 par value, of the Company. A copy of the form of such Warrant is on file with the Secretary of the Company at 6655 Shelburne Road, Shelburne, Vermont 05482, and will be furnished without charge by the Company to the holder of this certificate upon written request to the Secretary of the Company at such address."

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
and each holder of Issued Warrant Shares shall cooperate with each other in supplying such information as may be necessary for any of such parties to complete and file any information reporting forms presently or hereafter required by the Commission or any commissioner or other authority administering the blue sky or securities laws of any jurisdiction where shares of Common Stock are proposed to be sold pursuant to Section 5.2 or 5.3.

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

ARTICLE VI
REPRESENTATIONS AND WARRANTIES
OF THE COMPANY

		The Company hereby represents and warrants to the Initial Holder and each subsequent holder of this Warrant that as of the Closing
Date:

		6.1 Organization and Capitalization of the Company. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of New York. The authorized capital of the Company consists of twenty million (20,000,000) shares of Common Stock, ninety (90) shares of Series A Preferred Stock, three hundred seventy-five thousand (375,000) shares of Series B Preferred Stock, one hundred ten (110) shares of Series C Preferred Stock and six hundred twenty-four thousand, eight hundred (624,800) shares of undesignated preferred stock. As of the date hereof, there are five million, one hundred ninety-five thousand, seven hundred thirty-two (5,195,732) shares of Common Stock issued and outstanding, ninety (90) shares of Series A Preferred Stock issued and outstanding and two hundred four thousand nine hundred twelve (204,912) shares of Series B Preferred Stock issued and outstanding, sixty (60) shares of Series C Preferred Stock issued and outstanding and twelve thousand (12,000) shares of the Company's capital stock are held in its treasury. No unissued shares of Common Stock are reserved for any purpose other than for issuance upon the exercise of this Warrant with the exception of two million (2,000,000) shares of common stock reserved for issuance pursuant to options granted under the Company's Incentive Stock Option Plan and four hundred thousand (400,000) shares of common stock reserved for issuance pursuant to options granted under the Company's 1996 Non-Employee Directors' Stock Option Plan and the shares necessary to meet the Company's obligations under the Stock Purchase Rights included on Schedule 6.1. The Company has not issued or agreed to issue any Stock Purchase Rights, other than pursuant to this Warrant, or Convertible Securities, and there are no preemptive rights in effect with respect to the issuance of any shares of Common Stock, except as listed in Schedule 6.1. All the outstanding shares of the Company's capital stock have been validly issued without violation of any preemptive or similar rights and are fully paid and nonassessable.

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


ARTICLE VII
VARIOUS COVENANTS OF THE COMPANY

		7.1 No Impairment or Amendment. The Company shall not by any action including, without limitation, amending its certificate of incorporation, any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate to protect the rights of the holder hereof against impairment. Without limiting the generality of the foregoing, the Company will (a) not increase the par value of any shares of Common Stock issuable upon the exercise of this Warrant above the amount payable therefor upon such exercise, (b) take all such action as may be necessary or appropriate in order that the Company may validly issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, (c) obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Company to perform its obligations under this Warrant, and (d) not undertake any reverse stock split, combination, reorganization or other reclassification of the capital stock which would have the effect of making this Warrant exercisable for less than 42,500/9,187,388 percent (0.4625%) of the outstanding shares of Common Stock.

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

		8.3 Notices. Any notice, demand or delivery to be made pursuant to the provisions of this Warrant shall be sufficiently given or made if sent by first class mail, postage prepaid, addressed to (a) the holder of this Warrant or Issued Warrant Shares at its last known address appearing on the books of the Company maintained for such purpose or (b) the Company at its principal office at 6655 Shelburne Road, Shelburne, Vermont 05482. The holder of this Warrant and the Company may each designate a different address by notice to the other pursuant to this Section 8.3.

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

		8.11 Governing Law. This Warrant shall be governed by the laws of the State of New York.

Dated as of November 3, 1998.

ATTEST:		THE VERMONT TEDDY BEAR CO., INC.



By:		By:

Title:		Title:




NOTICE OF EXERCISE FORM

(To be executed only upon partial or full exercise of the within Warrant)

The undersigned registered holder of the within Warrant irrevocably exercises the within Warrant for and purchases ____ shares of Common
Stock of The Vermont Teddy Bear Co., Inc. and herewith makes payment
therefor in the amount of $     , all at the price and on the terms and
conditions specified in the within Warrant, and requests that a certificate (or _____ certificates in denominations of shares)
for the shares of Common Stock of The Vermont Teddy Bear Co., Inc.
hereby purchased be issued in the name of and delivered to (choose one)
the undersigned or (b), whose address is and, if such shares of
Common Stock shall not include all the shares of Common Stock issuable asprovided in the within Warrant, that a new Warrant of like tenor for the number of shares of Common Stock of The Vermont Teddy Bear Co., Inc. not being purchased hereunder be issued in the name of and delivered to (choose one) (a) the undersigned or
(b)________________________, whose address is
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

SCHEDULE 6.1


	The holders of the Company's Series B Preferred Stock have preemptive rights to participate in any subsequent private placements of the Company's securities after the issuance of the warrant. The holders of the Company's Series B Preferred Stock (excluding future dividends) and Series C Preferred Stock have the right to convert their shares into a total of 1,117,857 shares of Common Stock.

	With the exception of all options issued under the Company's Incentive Stock Option Plan and Non-Employee Directors Stock Option Plan, all of the Company's currently outstanding options and warrants adjusted for the issuance of the Series C Preferred Stock and the Series C warrant and the warrant are listed below.

Warrants to purchase common stock:

1. Holder:  Barington Capital
Adjusted Number of Shares:	116,116
Adjusted Exercise Price:	$15.3510
Expiration Date:	November 23, 1998

2. Holder:  Green Mountain Capital
Number of Shares:	100,000
Exercise Price:	$1.00
Expiration Date:	December 31, 2004

3. Holder:  Joan Hixon Martin
Adjusted Number of Shares:	49,047
Adjusted Exercise Price:	$2.5689
Expiration Date:		April 12, 2001

4. Holder:  Holders of the Company's Series B Convertible Preferred
Stock
Adjusted Number of Shares:	523,692
Adjusted Exercise Price:	$1.00
Expiration Date:		July 3, 1999

5. Holder:  URSA (VT) QRS 12-30, Inc.
Number of Shares:	150,603
Exercise Price:	$1.3103
Expiration Date:	July 18, 2004

6.	Holder:  Holders of the Company's Series C Convertible Redeemable
Preferred 			  Stock
Number of Shares:	495,868
Exercise Price:	$1.05
Expiration Date:	November 3, 2005


Options to purchase common stock:

1. Holder:  David Garrett
Number of shares:	30,000
Exercise Price:	$2.75
Expiration Date:	November 22, 2006