Form 10QSB
period 1999-03-31
VERMONT TEDDY BEAR CO INC
filed 1999-05-17
CIK 912960

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB



(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     March 31, 1999   .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,691,168 shares of Common Stock, $.05 par value per share, as of March 31, 1999.

Transitional Small Business Disclosure Format (check one):
Yes     ; No  X .


The Vermont Teddy Bear Co., Inc.
Index to Form 10-QSB
March 31, 1999


										    Page No.

Part I - Financial Information

Financial Statements

	Balance Sheet as of March 31, 1999			 	         3

	Statements of Operations for the Three and Nine
            Months ended March 31, 1999					   4

	Statements of Cash Flows for the Three and Nine
            Months ended March 31, 1999					   5

	Notes to Financial Statements				 	         6

Management's Discussion and Analysis				 	  10

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Stockholders		  14

Item 5.	Other Information						        15

Item 6.	Exhibits and Reports on Form 8-K			        15


Signatures										  18



		                          THE VERMONT TEDDY BEAR CO., INC.

			                            Balance Sheet
			                            March 31, 1999
			                             (Unaudited)

			  ASSETS

	Cash, cash equivalents(includes restricted	$4,150,097
	     cash of $363,000)
	Accounts receivable, trade			          35,831
	Inventories					             2,423,042
	Prepaid expenses and other current assets	         574,083
	Deferred income taxes	                           233,203
		Total Current Assets                       7,416,256

	Property and equipment, net	                   8,277,709
	Deposits and other assets                          967,153
	Note receivable                                     65,000
		Total Assets                             $16,726,118


		 LIABILITIES AND STOCKHOLDERS' EQUITY

	Current portion of:
	     Long-term debt					   171,373
	     Capital lease obligations                     242,779
	Accounts payable                                 2,724,280
	Accrued expenses                                   839,229

		Total Current Liabilities                  3,977,661

	Long-term debt,  net of current portion            211,097
	Capital lease obligations, net of current portion5,563,907
	Deferred income taxes					   233,203
		Total Liabilities				      $9,985,868

	Series C Redeemable Preferred Stock	               365,256

	Stockholders' Equity:
	Preferred stock, $.05 par value:
	     Authorized 1,000,000 shares Series A; issued and

	     outstanding, 90 shares.				 1,098,000
	     Authorized    375,000 shares Series B; issued and

	     outstanding, 27,942 shares.		           1,397
	Common stock, $.05 par value:
	     Authorized 20,000,000 shares: issued 5,715,288 shares,

	     outstanding 5,691,168 shares			   285,765
	Additional paid-in capital			      10,887,483
	Treasury stock at cost: 24,120 shares	        (117,500)
	Accumulated deficit					(5,780,151)
		Total Stockholders' Equity			 6,374,994

		Total Liabilities and Stockholders'      $16,726,118
		    Equity
	The accompanying notes are an integral part of these financial statements.



				THE VERMONT TEDDY BEAR CO., INC.

		              Statements of Operations

	    For the Three and Nine Months Ended March 31, 1999 and 1998

					(Unaudited)

					       Three Months Ended			Nine
Months Ended
					Mar 31,1999		Mar 31,1998		Mar 31,1999
Mar 31,1998

Net Revenues			$7,280,441 		$5,772,179 		$15,132,190
$12,814,044
Cost of Goods Sold		2,638,783 		2,509,260 		5,766,838
	5,481,824
	Gross Profit		4,641,658 		3,262,919 		9,365,352
	7,332,220

Selling, General and Administrative Expenses:

	Selling Expenses		2,486,568 		2,355,946 		5,521,599
	6,029,059
	General and Administrative Expenses
                                821,241 		  709,896 		2,218,590
	2,236,755
					3,307,809 		3,065,842 		7,740,189
	8,265,814
	Operating Income(Loss)	1,333,849 		  197,077 		1,625,163
	 (933,594)
Interest Income	               23,296 		   14,560 		   43,512
	   29,815
Interest Expense			 (154,471)		 (165,453)		 (466,656)
	 (488,606)
Other Income		            150 		      280 		    1,116
	   16,211
	Income(Loss) Before Income Taxes
                              1,202,824 		   46,464 		1,203,135
(1,376,174)
Income Tax Provision		        0 		   (3,583)		        0
(3,583)
	Net Income(Loss)        1,202,824 		   42,881 		1,203,135
(1,379,757)
Preferred Stock Dividends       (27,000)	        (18,000)	        (69,000)
(54,000)
Accretion of Warrants Issued in connection with

     Series C preferred stock	  (13,623)		        0 		  (22,705)
0
Net Income (Loss)-Common Stockholders
             			1,162,201            24,881 	      1,111,430
(1,433,757)

Basic Net Income(Loss) Per Common Share
                 			    $0.21 	          $0.00 	          $0.21
($0.28)

Diluted Net Income(Loss) Per Common Share
                                  $0.16 	          $0.00             $0.17
($0.28)

Weighted Average Number of Common Shares Outstanding
                              5,516,160         5,173,858 		5,297,012
	5,170,079

Weighted Average Number of Diluted

  Common Shares Outstanding	7,175,489		5,578,028		6,532,918
	5,170,079


		The accompanying notes are an integral part of these financial statements.

			                THE VERMONT TEDDY BEAR CO., INC.

			                    Statements of Cash Flows

		                For the Nine Months Ended March 31, 1999 and 1998

				                    (Unaudited)


							                          1999
1998
	Cash flows from operating activities

	Net Income (loss)					                 $1,203,135
	$(1,379,757)
	Adjustments to reconcile net income (loss) to net cash

	  provided by(used for) operating activities:

		Depreciation and amortization					  693,640
718,633
		Loss on disposal of fixed assets				   29,315
137,633
		Changes in assets and liabilities:

		  Accounts receivable,trade					   15,707
21,194
		  Inventories					              (26,797)
454,885
		  Prepaid and other current assets			       (129,854)
(61,236)
		  Deposits and other assets                             (97,105)
(634,837)
		  Note Receivable					               22,500
- -
		  Accounts payable					        878,238
(104,485)
		  Accrued expenses and other liabilities			  (76,962)
229,328
	Net cash provided by(used for) operating activities         2,511,817
(618,642)

	Cash flows from investing activities:

	  Purchase of property and equipment                         (124,878)
(63,374)
	  Proceeds from sale of fixed assets		                1,751
38,888
	Net cash used for investing activities                       (123,127)
(24,486)

	Cash flows from financing activities:

	  Borrowings of short-term debt                                   - -
313,136
	  Borrowings of long-term debt				            - -
200,000
	  Payments of short-term debt	                                (45,603)
(750,463)
	  Payments of long-term debt				             (186,980)
(3,416,328)
	  Proceeds from sale-leaseback of building and property           - -
5,863,874
	  Principal payments on capital lease obligations		 (167,234)
(149,673)
	  Issuance of common stock, exercise of stock options          44,848
13,233
	  Issuance of preferred stock 				         600000
- -
	  Purchase of Treasury Stock                                   -10676
- -
	Net cash provided by financing activities                     234,355
2,073,779

	Net increase in cash and cash equivalents                   2,623,045
1,430,651

	Cash and cash equivalents, beginning of period              1,527,052
441,573

	Cash and cash equivalents, end of period	                 $4,150,097
$1,872,224

	Supplemental Disclosures of Cash Flow Information:

	Cash paid for interest						        465,081
491,772
	Cash paid for taxes						            - -
	3,734

	Supplemental Disclosures of Non-cash Investing and Financing Activities:

	Capital lease from sale-leaseback of building and property	      - -
5,863,874
	Conversion of preferred stock to common stock	                 8848
- -

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:








   	                        Three Months Ended	Nine Months Ended
   	                         03/31/99	03/31/98	03/31/99	03/31/98

Weighted average			5,516,160	5,173,808	5,297,012	5,170,079
number of shares used
in basic EPS calculation

Add: Incremental weighted
average common shares
issuable upon exercise of
stock options and warrants
outstanding			      1,659,329	  404,220	1,235,906	      --

Weighted average
number of shares used in
diluted EPS calculation		7,175,489	5,578,028	6,532,918	5,170,079

Shares under option plans
Excluded in computation of
Diluted EPS due to anti-
dilutive effects			  861,130	  551,155      97,755   1,738,679


New Accounting Pronouncements

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity for the twelve months ended June 30, 1998 or the nine months ended March 31, 1999.

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


Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at March 31, 1998:

Raw materials		$  449,682
Work in process		   240,729
Finished goods		 1,732,631
			      $2,423,042


Debt and Borrowings

	The Company has been operating without a working capital line of credit since July 18, 1997.

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The Company will accrete, over a five year period, an aggregate of approximately $270,000.

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

	On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (Prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 were canceled upon the issuance of this new note.) The right to exercise these warrants began December 31, 1998, and expires the earlier of December 31, 2004 or five years after the full repayment of the loan and existing notes. No value has been ascribed to these warrants, as the amount would not be material to the financial statements.

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


Series B Preferred Stock Conversion

	On February 3, 1999, holders of 176,970 shares of Series B Preferred Stock exercised their conversion rights in accordance with the Series B Preferred
Stock agreement. The 176,970 shares of Series B Preferred Stock were converted to approximately 474,989 common shares.


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


Results of Operations

Comparison of the three-month periods ended March 31, 1999 and 1998.

Net revenues for the Company for the three-month period ended March 31, 1999 totaled $7,280,000, a 26.1 percent increase from net revenues of $5,772,000 for the three-month period ended March 31, 1998. By business segment, Bear-Gram revenues, which include internet revenues, rose $1,383,000, attributable primarily to increased sales from the Company's www.vermontteddybear.com web site and the expansion of the Company's direct response radio advertising campaign into new markets around the country. Direct mail revenues rose $145,000, due primarily to improved demand-per-catalog for the 1999 Valentine's Day catalog. Wholesale and corporate sales revenues rose $88,000 as the Company added several new customers in the wholesale and corporate affinity markets, while licensing revenues decreased $14,000. Retail revenues decreased $94,000. Revenue for the quarter ended March 31, 1998 included results from the Company's Freeport, Maine, and North Conway, New Hampshire retail stores, which were not in operation during the quarter ended March 31, 1999.

Gross margin increased to $4,642,000 for the quarter ended March 31, 1999, from $3,263,000 for the quarter ended March 31, 1998. As a percentage of net revenues, gross margin increased to 63.8 percent from 56.5 percent for the three-month periods ended March 31, 1999, and 1998, respectively. Factors contributing to improved gross margin include a reduction in goods purchased for resale and lower product distribution costs associated with the curtailment of off-site retail store operations, the introduction of new products with higher unit margins, and lower costs associated with imported raw materials, teddy bear outfits and accessories.

Selling expenses increased to $2,487,000 for the three-month period March 31, 1999, from $2,356,000 for the three-month period ended March 31, 1998. The decrease in retail store expenses due to the curtailment of off-site retail store operations, were more than offset by increases in advertising expenses for Bear-Gram radio marketing. As a percentage of net revenues, selling expenses were 34.2 percent and 40.8 percent for the three months ended March 31, 1999, and 1998, respectively. The percentage improvement is attributed to lower Bear-Gram advertising costs as a percentage of net revenue in addition to the curtailment of expenses related to the Company's off-site retail stores.

General and administrative expenses were $821,000 for the quarter ended March 31, 1999, compared to $710,000 for the quarter ended March 31, 1998. The $111,000 increase is due to higher credit card processing costs associated with the increase in net revenues, increased legal and accounting fees, and increased health insurance costs. As a percentage of net revenues, general and administrative expenses were 11.3 percent and 12.3 percent for the three months ended March 31, 1999, and 1998, respectively.

Preferred Stock dividends increased by $9,000 during the quarter ended March 31, 1999. This increase is attributed to the six percent cumulative dividend on the Series C Preferred Stock. Warrant accretion increased by $13,600 for the quarter ended March 31, 1998. This increase is the result of accretion of the net valuation attributed to the warrant issued in connection with the Series C Preferred Stock of approximately $270,000, which is accreting ratably over a five year period.

As a result of the foregoing factors, net income to common stockholders totaled $1,162,000, or twenty-one cents per basic common share outstanding or sixteen cents on a fully diluted basis, for the quarter ended March 31, 1999, compared to a net income to common stockholders of $25,000, or zero cents per basic common share outstanding for the quarter ended March 31, 1998.

Comparison of the nine-month periods ended March 31, 1999 and 1998.

	Net revenues for the Company for the nine-month period ended March 31, 1999 totaled $15,132,000, an 18.1 percent increase from net revenues of $12,814,000 for the nine-month period ended March 31, 1998. By business segment, Bear-Gram revenues, which include internet revenues, increased $2,062,000 and wholesale and corporate sales revenues increased $447,000. Direct mail revenues increased $399,000 due to improved demand-per-catalog for the 1999 Valentine's Day catalog. Licensing revenues rose $21,000. Retail revenues decreased $611,000. Revenue for the nine months ended March 31, 1998 included results from all three of the Company's off-site retail stores. The Company's New York City store was not in operation during the nine months ended March 31, 1999. The Freeport, Maine store was closed in August, 1998, and the North Conway, New Hampshire store was closed in October, 1998.

	Gross margin increased to $9,365,000 for the nine months ended March 31, 1999 from $7,332,000 for the nine months ended March 31, 1998. As a percentage of net revenues, gross margin increased to 61.9 percent from 57.2 percent, for the nine months ended March 31, 1999 and 1998, respectively. This improvement is primarily attributed to a reduction in goods purchased for resale and lower product distribution costs associated with the curtailment of off-site retail store operations and the introduction of new products with higher unit margins.

	Selling expenses decreased by $507,000 to $5,522,000 for the nine-month period March 31, 1999 from $6,029,000 for the nine-month period ended March 31, 1998. This reduction was primarily due to the curtailment of operational expenses related to the Company's New York City, Freeport, Maine, and North Conway, New Hampshire retail locations, as well as lower Bear-Gram advertising costs as a percentage of net revenue. As a percentage of net revenues, selling expenses were 36.5 percent and 47.1 percent for the nine months ended March 31, 1999 and 1998, respectively.

	General and administrative expenses decreased $18,000 to $2,219,000 for the nine months ended March 31, 1999, compared to $2,237,000 for the nine months ended March 31, 1998. Increased credit card processing costs associated with the increased net revenues, higher legal fees and costs associated with the Company's Special Meeting of Shareholders held on September 11, 1998 were more than offset by the fact that on December 31, 1997, the Company had accrued and expensed the entire amount due to R. Patrick Burns, former Chief Executive Officer of the Company, under his consulting agreement. As a percentage of net revenues, general and administrative expenses were 14.7 percent and 17.5 percent for the nine months ended March 31, 1999 and 1998, respectively.

Preferred Stock dividends increased by $15,000 for the nine months ended March 31, 1999. This increase is attributed to the six percent cumulative dividend on the Series C Preferred Stock. Warrant accretion increased by $23,000 for the nine months ended March 31, 1999. This increase is the result of accretion of the net valuation attributed to the warrant issued in connection with the Series C Preferred Stock of approximately $270,000, which is accreting ratably over a five year period.

As a result of the foregoing factors, the net income to common stockholders totaled $1,111,000 or twenty-one cents per basic common share or seventeen cents on a fully diluted basis, for the nine months ended March 31, 1999, compared to a net loss to common stockholders of $1,434,000 or twenty-eight cents per basic common share, for the nine months ended March 31, 1998.


Liquidity and Capital Resources

The Company has been operating without a working capital line of credit facility since July 18, 1997.

As of March 31, 1999, the Company's cash position increased to $4,150,000, from $1,527,000 at June 30, 1998. Restricted cash balances at these dates were $363,000 and $361,000, respectively. The largest component of restricted cash at March 31, 1999 and June 30, 1998 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. The cash increase from the sale of Series C Preferred Stock more than offset a decrease to accrued expenses and payments on debts and capital leases.

Inventories increased to $2,423,000 at March 31, 1999, from $2,396,000 at June 30, 1998. Accounts payable totaled $2,724,000 at March 31, 1999, compared to $1,846,000 at June 30, 1998 due primarily to increased radio advertising expenses for Valentine's Day 1999.

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The Company will accrete, over a five year period, an aggregate of approximately $270,000.

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


Contingency

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord alleging that it was in default under the lease for failure to resume occupancy and demanding back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355, and on January 4, 1999 and May 5, 1999 it received demands to resume rent payments beginning January, 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. The Company has accrued management's estimated cost to settle this contingency of $145,000 but no assurance can be given that this dispute can be settled for this amount.


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


Submission of Matters to a Vote of Stockholders

	On January 7, 1999, the Company held an Annual Meeting of Shareholders, at which the following matters were voted upon:

	(1) Election of seven individuals to the Company's Board of Directors for the ensuing year.
				For             Against
Jason Bacon			4,617,925	     10,664
R. Patrick Burns		4,615,375	     13,214
Fred Marks			4,617,375	     11,214
Joan H. Martin		4,617,275	     11,314
Spencer C. Putnam		4,617,875	     10,714
Elisabeth B. Robert	4,619,275	      9,314


	(2) Ratification of the selection of Arthur Andersen L.L.P. as the Company's independent public accountants for the 1997 fiscal year.

Votes cast for: 4,613,003   Votes cast against: 11,194   Abstentions: 5,592

	(3) Authorization for the Company's Board of Directors to file an amendment to the restated certificate of Incorporation to effectuate a one-for-five reverse stock split.

Votes cast for: 4,399,356    Votes cast against: 214,451  Abstentions: 15,982

	All matters were approved by the Company's Shareholders.


Other Information


	On March 11, 1998, Joan Martin submitted a letter of resignation from the Board of Directors of the Company, which was accepted by the Board. Ms.
Martin's resignation was for personal reasons.

	On April 23, 1999, Barbara Johnson was elected by the Board to serve on the Board of Directors for the ensuing year or until her successor is duly elected and qualified to serve. Ms. Johnson has extensive experience building and operating successful start-up businesses, including Internet companies. She is currently the Chief Executive Officer of Streetmail.com, an on-line content news and information Internet site. Previously, Ms. Johnson served as Chief Operating Officer of Yoyodyne Entertainment, Inc., an Internet direct marketing company which she assisted in turning around and preparing for sale to Yahoo!.

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

4.8 Securities Purchase Agreement, dated September 25, 1998, between the Company and The Shepherd Group LLC, in connection with the Company's private placement of sixty shares of Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 10.47 to the Company's 1998 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

4.9 Amendment, dated November 3, 1998, between the Company and The Shepherd Group LLC, to the Securities Purchase Agreement dated September 25, 1998 (filed with the Securities and Exchange Commission as exhibit 4.10 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

4.11	Form of Warrant, issued in connection with the private placement of the
Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.11 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

4.12 Warrant to purchase 42,500 shares of the Company's Common Stock, issued to URSA (VT) QRS 12-30, Inc., dated November 3, 1998, in connection with the issuance of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.12 to the Company's 10-QSB for the quarter ended December 31, 1998 and incorporated herein by reference).

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

10.45 Amendment to Employment Agreement, dated June 1, 1998, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as exhibit 10.46 to the Company's 1998 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

10.47	Employment Agreement, dated November 9, 1998, between the Company and
Elisabeth B. Robert (filed with the Securities and Exchange Commission as exhibit 10.47 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).


Reports on Form 8-K

There were no reports filed on Form 8-K during the three-month period ended March 31, 1999.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          The Vermont Teddy Bear Co., Inc.

Date:  May 13, 1999			      /s/ Elisabeth B. Robert,
                                          Elisabeth B. Robert,
                                          Chief Executive Officer and
                                          Chief Financial Officer