Form 10KSB
period 1999-06-30
VERMONT TEDDY BEAR CO INC
filed 1999-09-28
CIK 912960

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB

Check the appropriate box:
[ X ]  Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
         [Fee Required]
         For the fiscal year ended June 30, 1999.
[    ]  Transition report under Section 13 or 15(d) of the Exchange Act
         [No Fee Required]
         For the transition period from ___________to ____________.
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

Securities registered under Section 12(b) of the Exchange Act:
                  					Name of each exchange on
Title of each class                             which registered
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended June 30, 1999 were $21,583,885

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on September 18, 1999, as reported on NASDAQ, was $21,527,431.

As of September 18, 1999, there were 6,321,504 shares of the issuer's common stock issued and 6,298,484 shares outstanding.

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-KSB:

Proxy Statement for 1999 Annual Meeting of the issuer's stockholders:
Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):
Yes; No X.

The Vermont Teddy Bear Co., Inc.
1999 Form 10-KSB Annual Report


Table of Contents

Part I										Page
Item 1.	Description of Business						   3

Item 2.	Description of Property						   9

Item 3.	Legal Proceedings							  11

Item 4. 	Submission of Matters to a Vote of Security
		Holders		 						  12

Part II
Item 5.	Market for Common Equity and Related
		Stockholder Matters						  12

Item 6.	Management's Discussion and Analysis or Plan
		of Operation							  14

Item 7.	Financial Statements						  17

Item 8.	Changes In and Disagreements With Accountants
		on Accounting and Financial Disclosure			  18

Part III
Item 9.	Directors, Executive Officers, Promoters and
		Control Persons; Compliance With Section
		16(a) of the Exchange Act					  18

Item 10.	Executive Compensation						  18

Item 11.	Security Ownership of Certain Beneficial Owners
		and Management							  18

Item 12.	Certain Relationships and Related Transactions		  18

Item 13.	Exhibits and Reports on Form 8-K				  18

Signatures										  24

Index to Financial Statements							  26


Part I.

Item 1.  Description of Business

	Founded in 1981 and incorporated in 1984, The Vermont Teddy Bear Co., Inc. (the "Company"), with its principal offices located at 6655 Shelburne Road, Shelburne, Vermont, is a designer, manufacturer, and direct marketer of teddy bears and related products.


	Principal Business Segments and Distribution Methods

	In accordance with new accounting rules applicable for the fiscal year ended June 30, 1999, the Company has identified the following segments within its business on which it will separately report certain financial results. The largest of the Company's business segments is the Bear-Gram gift delivery service comprising 84.0 percent of the Company's total business for the fiscal year ended June 30, 1999. The Company's retail store operations represented
11.2 percent of net revenues, and wholesale, corporate affinity, and licensing programs together were 4.8 of net revenues for the fiscal year ended June 30, 1999.

Primary Business Segments
(12 months ended June 30)
					1999		1998		1997		1996
Bear-Gram Service*		84.0%		81.2%		80.9%		83.0%
Retail Store Operations		11.2%		18.0%		17.7%		12.9%
Wholesale/Corporate       	 4.8%		 0.8%		 1.4%		 4.1%

* Excludes Bear-Gram revenues from retail operations.

The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 100 different teddy bear outfits to further customize the teddy bear. Every Bear-Gram gift includes a customized teddy bear made in its Shelburne, Vermont factory, which can be further personalized with embroidery on the outfit, a candy treat, and a personal message on a card all delivered in a colorful box with an "airhole". Orders for the Bear-Gram delivery service are generally placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives, called Bear Counselors. An increasing number of orders, however, are being placed by customers online at the Company's website with twenty-five percent of total orders in the Bear-Gram gift delivery service segment placed on line during the month of June 1999, versus ten percent in June 1998. Orders placed by 4:00 p.m. can be shipped the same day; packages are delivered primarily via Federal Express and other carriers by next-day air, two-day air or United States Postal Service Priority Mail.

The Company's Bear-Gram segment sales are heavily seasonal, with Valentine's Day, Christmas, and Mother's Day as the Company's largest sales seasons.
The Company uses primarily the direct response radio distribution channel supported visually by the internet to market its Bear-Gram gift delivery service. Every radio advertisement is now tagged with the Company's website address in addition to its toll free telephone number. The combination of direct response radio and the internet represent 87.6 percent of net revenues in the Bear-Gram segment for the fiscal year ended June 30, 1999. Other avenues of distribution for marketing the Bear-Gram delivery service are direct mail catalogs and print advertisements primarily in magazines which together represent 12.4 percent of net revenues for the same twelve-month period.

		Primary Distribution Methods for the Bear-Gram Segment
				(12 months ended June 30)
				1999		1998   	1997 		 1996
Radio/Internet		87.6%		88.7%		86.5%		91.3%
Direct Mail/Print		12.4%		11.3%		13.5%		 8.7%


	The Bear-Gram delivery service was first introduced on a small scale in 1985. Throughout the 1980's, however, the Company's marketing efforts focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram delivery service on radio station WHTZ ("Z-100") in New York City, positioning it as a novel gift for Valentine's Day, and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the service was expanded to other major radio markets across the country.
Primarily through the Bear-Gram delivery service, the Company has increased its net revenues from approximately $351,000 in 1989 (the year prior to the initial New York City Bear-Gram campaign) to a peak of $21,584,000 in 1999.

	Since 1990, the Company has expanded the radio advertising of its Bear-Gram delivery service beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States, with significant expansion occurring in the past two years. During its fiscal year ended June 30, 1997, the Company regularly placed advertising on 44 radio stations in twelve of the twenty largest radio market areas in the United States. For Valentine's Day in fiscal years ended June 30, 1998 and 1999, the Company advertised on approximately 152 radio stations in 44 different markets, and 253 radio stations in 49 different markets, respectively.

	The Company began taking orders on its website in March of 1997 recognizing that the website provided visual support to the Company's radio advertising campaign across the country and a convenient way for customers to place orders. In December 1997, online orders presented seven percent of total Bear-Gram orders. The percentage has trended upward reaching twenty-five percent of total Bear-Gram orders in June 1999.

The Company includes sales from orders placed on its internet website, www. vermontteddybear.com, with sales generated by direct response radio as it believes that the majority of traffic to the website is generated by radio advertising. All radio advertisements are tagged once with the website address in addition to three mentions of its toll-free number. A total of 1,206,000 unique visitors were recorded during the twelve months ended June 30, 1999, more than triple the 396,000 unique visitors received during the twelve months ended June 30, 1998.

	In the year ahead, the Company plans to expand its Bear-Gram radio advertising into more new radio markets as well as to extend its advertising campaigns within its developing markets to periods of the year additional to Valentines' Day and Mother's Day. The goal continues to be to efficiently and cost-effectively maximize the number of radio listeners reached with a message that positions the Bear-Gram gift delivery service as a creative alternative to flowers and other gifts which are typically sent by a sender to a receiver. The website will continue to provide visual support to an increasing number of potential customers hearing the Company's advertising.

The Company also generates Bear-Gram revenues from direct mail initiatives and print advertising. The Company introduced its first catalog for Christmas of 1992, and has an in-house mailing list in excess of 1,400,000 names. During the twelve months ended June 30, 1999, more than 16 million circulated pages were mailed to prospective customers. The Company intends to increase the number of circulated pages in the year ahead, primarily by mailing to the increasing names on the in-house mailing list accumulated from orders placed both online and by telephone primarily in response to radio advertising.

	The retail operations business segment was second only to the Bear-Gram delivery service segment in its contribution to the Company's total sales in the fiscal year ended June 30, 1999, at 11.2 percent of net revenues. During 1997 and 1998, the Company had placed a greater emphasis on retail operations operating Company-owned retail stores in North Conway, New Hampshire, Freeport, Maine and on Madison Avenue in New York City, in addition to its factory store in Shelburne, Vermont. The contribution of all retail operations was 18% of net revenues for the fiscal year ended June 30, 1998.

	Due to continued unprofitability in the satellite stores, the Company began to reverse its retail expansion strategy during its fiscal year ended
June 30, 1998, closing its New York City store on December 7, 1997. The remaining satellite stores were closed during the fiscal year ended June 30, 1999. The Freeport, Maine store was closed in August 1998 and the North Conway, New Hampshire store was closed in October 1998. The Company's very successful factory retail store is the only retail location which remains in operation.
The Company actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. The factory drew over 103,000 visitors in the twelve-month period ended June 30, 1999, and has drawn more than 493,000 visitors since moving to its new location in July 1995. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

The following table shows the Company's largest markets and most frequent reasons given by customers for purchasing the Company's Bear-Gram gifts:

			Percentage of Bear-Gram revenues
			 (12 months ended June 30)
				1999 	 	1998	 	1997		1996

Markets
	New York City	37.6%		37.8%		40.8%		35.5%
	Boston		12.1%		13.4%		13.2%		 9.5%
	Philadelphia	 9.4%	     	 8.9%		11.6%		 8.9%
	Chicago		 6.0%	     	 6.5%	  	 8.9%		 7.3%
	Detroit		 5.1%		 4.0%		 3.3%		 0.0%
	Los Angeles		 4.8%		 6.3%		 5.8%		 4.0%


			Percentage of Bear-Gram orders
			  (12 months ended June 30)
Reasons for Purchases
	Valentine's Day 	25.2%		27.7%		22.1%		20.8%
	Mother's Day	12.7%		 9.3%		 6.0%		 7.4%
	Birthdays		11.5%		11.8%		11.6%		13.4%
	New Births		10.4%		11.6%		10.3%		12.8%
	Get Wells		10.4%		11.0%		 9.7%		12.0%
	Christmas		 8.7%		 8.4%		 5.6%		 8.6%


 	During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment. The Wholesale/Corporate business segment accounted for 4.8% of net revenues for fiscal year ended June 30, 1999, and is the fastest growing segment of the Company's business. While numerous corporate affinity programs involve the Company's Vermont Teddy Bear brand bear, manufactured at the Shelburne Vermont factory, the largest orders involve teddy bear products which were designed by the Company and manufactured off shore. The Company also sells wholesale its Make-A Friend for Life teddy bears designed and imported by the Company to Zany Brainy, Inc., an educational toy store chain based in King of Prussia, Pennsylvania. Zany Brainy's retail customers participate in the making of their own teddy bear in the Make-A-Friend-for-Life kiosks in select Zany Brainy locations.

	Each corporate and wholesale program varies to meet the needs of the Company's corporate or wholesale customer but every program carries the Company's lifetime guarantee. The Company has partnered with several factories in China that meet the Company's stringent quality and fair labor standards. All imported teddy bears are identified with a co-branded label and a tag that reads "designed and imported by The Vermont Teddy Bear Company."


	Competitive Business Conditions

	The Company competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by telephone for special occasions and delivered by express service in a manner similar to Bear-Gram gifts. The Company also competes to a lesser degree with a number of companies that sell teddy bears in the United States, including, but not limited to, Steiff of Germany, Dakin, North American Bear, and Gund. Many of these competitors have greater financial, sales, and marketing resources than the Company.

The Company also competes with businesses that market and sell teddy bears in a manner similar to Bear-Grams, including "Pooh-Grams" by certain subsidiaries of Disney Enterprises, Inc. On May 16, 1997, the Company filed suit against the Disney subsidiaries alleging that "Pooh-Grams" infringed on the Company's marks and sought to enjoin the sale of "Pooh-Grams." On September 9, 1997, the two companies entered into an agreement to resolve their dispute, whereby Disney will continue to offer its Pooh-Gram products and services but will voluntarily limit its use of the Pooh-Gram mark in certain advertising.

With the advent of the Internet, many small companies have started web-sites that allow customers to order bears and have them delivered in a manner similar to Bear-Gram gifts. The Company vigorously defends trademark infringement when it appears on these web-sites, and continues to police the Internet for such infringement.

There are no material barriers to entry into this market, and accordingly, there can be no assurance that additional companies will not seek to compete directly with the Company, including those with greater resources than the Company.


	Principal Products

	From its inception, the Company's primary focus has been to design, manufacture and market the best teddy bears made in America. Until recently, the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain of its products from China for its corporate and wholesale business segment. However, convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning, the Company remains committed to preserving and growing its Shelburne, Vermont based manufacturing operation to make the classic Vermont Teddy Bear brand bear for the Bear-Gram gift delivery service. The Company believes that, apart from its own Vermont Teddy Bear brand product, most of the teddy bears sold in the United States are manufactured in foreign countries, and that the Company is the largest manufacturer of teddy bears made in the United States. Additionally, the Company sources plush fabric and other materials from offshore for its Shelburne-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously the Company has relied on a single domestic source of supply for plush fabric.

	The move offshore represents a significant departure from the Company's historical position as an American manufacturer using almost exclusively American materials. The Company's strategic repositioning involves a commitment to ensuring that our partners adhere to stringent quality standards and provide decent, lawful working environments to their employees. The Company obtains a written statement to that effect from each offshore vendor prior to any transaction. Company management has visited the factories of its established partners in China and will continue to visit its offshore partners periodically. With this repositioning, the Company also commits to differentiate imported product from its Vermont-made bears to preserve the Company's Vermont Teddy Bear brand identity and to clearly label its imported products so as not to deceive or confuse our customers. The "butt tag" of each imported teddy bear clearly specifies that it is "made in China" and that it is "designed and imported by The Vermont Teddy Bear Company."

The Company produces many different sizes of its Vermont Teddy Bear brand bears, ranging from 11" to 36" tall, in six standard colors. In addition, certain limited edition bears are produced of mohair which vary in size. Virtually all of the Company's Vermont Teddy Bear brand bears have moveable joints and faux-suede paw pads, features associated with traditional, high-quality teddy bears.

Approximately 100 different bear outfits are manufactured, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. Fifty-two percent of the outfits were out sourced to overseas contractors during the twelve months ended June 30, 1999.

	In addition to its own manufactured product, the Company sells items related to teddy bears, as well as merchandise from other manufacturers featuring the logo of The Vermont Teddy Bear Company available primarily in the Company's factory retail store.


	Sources and Availability of Materials, Supplies, and Production

	Raw materials for the Company's bears and outfits are obtained from several suppliers. The Company presently purchases certain of its raw materials from single suppliers, but believes that alternate sources of supply are available at competitive prices, should conditions warrant.

Fabric for all teddy bears is cut at the Company's Shelburne factory prior to being sewn. Sewing of bear parts (arms, legs, bodies, and heads) is done by employees, as well as by homeworkers and other domestic subcontractors. Once individual parts are sewn, they are returned to the factory for mechanical stuffing. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, hand-stuffing the bodies, and hand-stitching the backs. Each bear is finally outfitted and accessorized by the Company's Bear Dressers(tm) to meet customer requests.


Patents, Trademarks, and Licenses

The Company's name and its various logos, are in combination registered trademarks and servicemarks in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Make-A-Friend-For-Life," "Teddy Grams," "Racer Ted" and "Beau and Beebee." The Company also owns the registered service marks "Bear-Gram", "Bear Counselor," "Vermont Bear-Gram", "Teddy Bear-Gram," and has applications pending to register "Bearanimal," "Coffee Cub," "The Great American Teddy Bear," "All-American Teddy Bear," "Huffin' Puffin'," "Ted Ex," and "Teddy Express."
The Company also owns the registered trademark "Vermont Teddy Bear" in Japan.

The Company also claims copyright, service mark or trademark protection for its teddy bear designs, its marketing slogans, and its advertising copy, web-site pages and promotional literature.


	Employees

	As of June 30, 1999, the Company employed 223 individuals, of whom 91 were employed in production-related functions, 112 were employed in sales and marketing positions, and 20 were employed in general and administrative positions. No employees are members of a union, and the Company believes it enjoys favorable relations with all employees.

	The Company supplements its regular in-house work force with homeworkers who perform production functions at their homes. The level of outsourced work fluctuates with Company production targets; at June 30, 1999, there were 24 homeworkers producing products for the Company. Homeworkers are treated by the Company as independent contractors for all purposes, except for withholding of federal employment taxes. As independent contractors, homeworkers are free to accept or reject work offered by the Company. This working relationship allows the Company to adapt to fluctuations in production requirements.


Item 2.  Description of Property

	In July 1995, to consolidate the Company's disparate locations and improve manufacturing flow, the Company moved its principal offices, along with its factory retail store, manufacturing, sales, and fulfillment operations to its newly-constructed 62,000 square foot building, located on a 57-acre site along U.S. Route 7 in Shelburne, Vermont. The new site is two miles south of the Company's former location, and ten miles south of Burlington, Vermont. The Company purchased the site for approximately $817,000, and the cost of improving the site and constructing the new facility totaled approximately $7.1 million.

	On September 26, 1995, the Company entered into a $3.5 million commercial loan with the Vermont National Bank, secured by a first mortgage on the new facility, as well as general business assets. Repayment of the mortgage loan was based on a thirty-year fixed principal payment schedule, with a balloon payment due on September 26, 1997.

On July 18, 1997, the Company completed a sale-leaseback transaction with W.P. Carey, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage loan agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is repayable on a twenty-year amortization schedule through July 2017.

The Company has a month to month lease on 10,000 square feet of inventory space at a separate location in Shelburne, Vermont, one mile north of the factory, for $56,000 annually.

On May 30, 1996 the Company entered into a five-year operating lease for a retail location in North Conway, New Hampshire. On July 29, 1998 in accordance with the provisions of its lease, the Company formally notified its landlord of the North Conway, New Hampshire location of its intent to close its retail store, and as a result, had no further lease obligation effective February 1, 1999.

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but has moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September 14, 1999. No decision has been issued. The Company has accrued management's estimated cost to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

On January 17, 1997, the Company entered into a ten-year operating lease for a retail location in Freeport, Maine. The Company reached an agreement on June 12, 1998 with The Town of Freeport to terminate its lease obligation for its retail location in Freeport, Maine. The Company closed the Freeport store in August 1998, and its lease obligation terminated on August 6, 1998.


Item 3.  Legal Proceedings

	On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. A portion of the claim is included in other assets as of June 30, 1999 in the accompanying financial statements.

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but has moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September 14, 1999. No decision has been issued. The Company has accrued management's estimated cost to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.


Item 4.  Submission of Matters to a Vote of Security Holders

	No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters
	Market Information

	At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. To date, NASDAQ has been the principal market for the exchange of the freely tradable shares of the Company's Common Stock. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 1997 and June 30, 1999, the high and low sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

Quarter Ended		High  		Low
June 30, 1999		$ 3.97		$ 1.94
March 31, 1999		$ 3.81		$ 1.44
December 31, 1998		$ 3.25		$  .50
September 30, 1998	$ 1.44		$  .69
June 30, 1998		$ 1.63		$ 1.06
March 31, 1998		$ 1.63		$  .75
December 31, 1997		$ 2.13		$  .88
September 30, 1997	$ 2.56		$ 1.06


	Description of Securities

	Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. From March 1, 1996 to June 30, 1999, 72,149 shares of the Company's Common Stock were issued pursuant to the exercise of employee Incentive Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. As a result of these activities, there were 5,696,618 shares of the Company's Common Stock outstanding, held of record by 1563 shareholders as of June 30, 1999.

	There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share plus cumulative dividends of eight percent per annum. There has been no change in the number of Series A Preferred shares and the original shareholder remains the sole shareholder of Series A Preferred Stock.

	On July 12, 1996, the Company privately placed $550,000 of Series B convertible Preferred Stock. The 204,912 shares, $.05 par value, of Series B Convertible Preferred Stock were issued to twelve individuals. Series B stockholders are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 14, 1997, subject to certain anti-dilution rights. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and on February 3, 1999, 176,970 shares of Series B Convertible Preferred Stock was converted into 474,989 shares of the Company's Common Stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. The Company notes on or about July 3, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,265 shares of the Company's Common Stock. The Company received $523,692 in consideration for these shares and $493,508 is classified as advances from Series B Stockholders in the Company's balance sheet for the year ending June 30, 1999 and will be classified as equity in common stock in the year ending June 30, 2000. On liquidation, dissolution, or winding up of the Company, remaining holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The Company will accrete, with charges to interest expense over a five-year period, an aggregate of approximately $270,000.

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

The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock is not entitled to receive dividends. The Series C Preferred Stock is entitled to a six percent dividend, to be paid in additional shares of Series C Preferred Stock for the first two and one-half years and thereafter either in cash or Series C Preferred Stock, at the Company's discretion.


Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 1998. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions that predict or indicate future events and trends, and that do not relate to historical matters, identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


Results of Operations

	Comparison of Fiscal Year 1999 and Fiscal Year 1998

	Net revenues for the fiscal year ended June 30, 1999 totaled $21,584,000, an increase of $4,376,000 from net revenues of $17,208,000 for the fiscal year ended June 30, 1998. By business segment, Bear-Gram gift delivery service revenues, which include radio, internet, and direct mail revenues, increased $4,172,000, attributable to increased sales from the Company's www.vermontteddybear.com web-site and the expansion of the Company's direct response radio advertising campaign into new markets around the country. Net revenues from retail store operations decreased by $699,000, principally due to the closing of the Company's satellite retail stores. Net revenues from the Wholesale/Corporate segment, which includes licensing revenues, increased $903,000 as the Company added several new customers in the wholesale and corporate affinity markets.

	Gross margin increased by $3,341,000 to $13,151,000 for the fiscal year ended June 30, 1999, from $9,810,000 for the fiscal year ended June 30, 1998.
As a percentage of net revenues, gross margin increased to 60.9 percent for the fiscal year ended June 30, 1999, from 57.0 percent for the fiscal year ended June 30, 1998. The introduction of new products with higher unit margins, lower costs associated with imported materials and teddy bear outfits, and a reduction in goods purchased for resale are the primary factors that contributed to the increase in gross margin. Lower product distribution costs associated with the curtailment of off-site retail operations also contributed to improved gross margin.

	Selling expenses totaled $7,647,000, or 35.4 percent of net revenues, for the fiscal year ended June 30, 1999, a decrease from $7,867,000, or 45.7 percent of net revenues, for the comparable period ending June 30, 1998. This $220,000 decrease was attributable to a decrease in retail operations costs of $959,000 associated with closing the Company's satellite stores, which were offset by increases in Bear-Gram advertising costs, call center and customer service costs and design and selling costs associated with the Company's expanded Wholesale/Corporate business segment.

	General and administrative expenses were $3,083,000 for the fiscal year ended June 30, 1999, compared to $3,032,000 for the twelve-month period ended June 30, 1998. As a percentage of net revenues, general and administrative expenses were 14.3 percent for the fiscal year ended June 30, 1999, compared to
17.6 percent for the fiscal year ended June 30, 1998.

	Interest expense decreased to $614,000 for fiscal year ended June 30, 1999, compared to $651,000 for the comparable period ending June 30, 1998. Interest income increased to $72,000 as a result of larger average cash balances in the fiscal year ended June 30, 1999, compared to $26,000 for fiscal year ended June 30, 1998.

	As a result of the foregoing factors, the net income to Common Stockholders for the fiscal year ended June 30, 1999 was $1,711,000, compared to a net loss to Common Stockholders of ($1,756,000) for the twelve months ended June 30, 1998.


	Liquidity and Capital Resources

	As of June 30, 1999, the Company's cash position increased to $5,342,000, from $1,527,000 at June 30, 1998. Of the $5,342,000, $363,000 is classified as restricted cash; there was $361,000 of restricted cash at June 30, 1998. The largest component of the restricted cash is $300,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Vermont National Bank and was required to be maintained as part of the Company's sale-leaseback transaction. Cash provided by net income, an increase to accounts payable, a decrease to inventory, the issuance of preferred stock and advances from the Series B Preferred stockholders for the exercise of their warrants more than offset equipment purchases and payment on long term debt.

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The Company will accrete, with charges to interest expense over a five-year period, an aggregate of approximately $270,000.

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

	On or about July 3, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,265 shares of the Company's Common Stock. The Company received $523,692 in consideration for these shares and $493,508 is classified as advances from Series B Stockholders in the Company's balance sheet for the year ending June 30, 1999 and will be classified as equity in common stock in the year ending June 30, 2000.

	The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.


	Year 2000 Disclosure

	The Company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. Key financial, information processing and operating systems, including accounting, point of sale, phone, manufacturing, shipping and facilities systems were updated to year 2000 compliance in the fiscal year ended June 30, 1999. The Company's facilities equipment is currently being updated, and all necessary changes are expected to be complete by October 31, 1999.

	Virtually all of these modifications or replacements were made in order for the Company to handle increased order volume in addition to enabling transactions to process properly in the year 2000. Therefore, the cost of changes directly related to addressing year 2000 compliance, were not significant to the financial statements.

	  Although the Company is working with suppliers and customers regarding this issue, no assurance can be given with respect to any potential adverse effects on the Company of any failure by other parties to achieve year 2000 compliance. As a contingency, the Company has scheduled all raw materials and outfits needed from offshore vendors for manufacture of its Valentine's Day product to be delivered prior to December 31, 1999.


Item 7.  Financial Statements

	The list of financial statements set forth under the caption "Index to Financial Statements" on page 26 below is incorporated herein by reference.


Item 8.  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure

	Not applicable.


Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act

	Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experiences is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting and is specifically incorporated herein by reference.


Item 10.   Executive Compensation

	Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting and is specifically incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

	Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting and is specifically incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

	Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 1999 Annual Meeting and is specifically incorporated herein by reference.


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
Company's headquarters in Shelburne, Vermont (filed with the Securities and Exchange Commission as exhibit 4.7 to the Company's 1998 Annual Report 10-KSB (File No. 33-69898 and incorporated herein by reference).

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

4.10 Form of Warrant, issued in connection with the private placement of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.11 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

4.11 Warrant to purchase 42,500 shares of the Company's Common Stock, issued to URSA (VT) QRS 12-30, Inc., dated November 3, 1998, in connection with the issuance of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.12 to the Company's 10-QSB for the quarter ended December 31, 1998 and incorporated herein by reference).

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
the Company and R. Patrick Burns providing the terms of Mr. Burns' employment with the Company as Chief Executive Officer (filed with the Securities and Exchange Commission as exhibit 10.13 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference).

10.14 Employment Agreement, dated November 1, 1993, between the Company and Spencer C. Putnam (filed with the Securities and Exchange Commission as exhibit
10.14 to the Company's Registration Statement on Form SB-2 (File No.33-69898) and incorporated herein by reference).

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

10.19 Commercial Time Note, dated September 26, 1995, issued in connection with the $1,000,000 Line of Credit Loan of Vermont National Bank (filed with the Securities and Exchange Commission as exhibit 10.20 to the Company's 10-KSB for the transition period ended June 30, 1995 and incorporated herein by reference).

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

10.31 Employment Agreement, dated as of July 1, 1996, between the Company and Spencer C. Putnam (filed with the Securities and Exchange Commission as exhibit
10.32 to the Company's 10-QSB for the quarter ended December 31, 1996 and incorporated herein by reference).

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

10.34 Consulting Agreement, dated December 31, 1996, between the Company and Venture Management Group, Inc., regarding the provision of consulting services to the Company (filed with the Securities and Exchange Commission as exhibit
10.35 to the Company's 1997 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

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

10.48 Amendment to Employment Agreement, dated June 11, 1999, between the Company and Elisabeth B. Robert (filed herein).

23.1	Consent of Arthur Andersen, LLP, dated September 27, 1999 (filed herein)

24 Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference).


Reports on Form 8-K


	There were no reports filed on form 8 K during fourth quarter ended June 30, 1999.



Signatures

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				THE VERMONT TEDDY BEAR CO., INC.

Dated:  September 28, 1999	By:	/s/ Elisabeth B. Robert,
					Elisabeth B. Robert, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated:  September 28, 1999	By:	/s/ Jason Bacon,
					Jason Bacon, Director

Dated:  September 28, 1999	By:	/s/ Fred Marks,
					Fred Marks, Director and Chairman
					Of the Board

Dated:  September 28, 1999	By:	/s/ Barbara Johnson,
					Barbara Johnson, Director

Dated:  September 28, 1999	By:	 /s/ Spencer C. Putnam,
					Spencer C. Putnam, Director, Vice
					President and Secretary

Dated:  September 28, 1999	By:	/s/ Elisabeth B. Robert,
					Director, President, Treasurer,
					Chief Executive Officer and Chief
					Financial Officer

Dated:  September 28, 1999	By:	/s/ Thomas Shepherd,
					Director

Dated:  September 28, 1999  	By:	/s/ T. Nathaneal Shepherd,
					Director





































The Vermont Teddy Bear Co., Inc.
1999 Form 10-KSB Annual Report


Index To Financial Statements

											Page

Report of Independent Public Accountants					  27

Balance Sheets as of June 30, 1999 and 1998				  28

Statements of Operations for the Years Ended June 30, 1999
and 1998										  29

Statements of Stockholders' Equity for the Years Ended June 30,
1999 and 1998						   			  30

Statements of Cash Flows for the Years Ended June 30, 1999 and
1998											  31

Notes to Financial Statements							  32
































Report of Independent Public Accountants


To the Stockholders and Board of Directors of The Vermont Teddy Bear Co., Inc.:


We have audited the accompanying balance sheets of The Vermont Teddy Bear Co., Inc. (a New York corporation) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


							ARTHUR ANDERSEN LLP


Boston, Massachusetts
August 20, 1999


		                               THE VERMONT TEDDY BEAR CO., INC.
                                           Balance Sheet
		                          June 30, 1999 and 1998

								1999			1998
ASSETS

Cash, cash equivalents(includes restricted $	5,342,483 		 $1,527,052
	     cash of $363,000 and $361,000 respectively)
	Accounts receivable, trade			  338,285		     51,538
	Inventories						2,036,074 		  2,396,245
	Prepaid expenses and other current assets	  469,928		    444,229
	Deferred income taxes				  150,405		    233,203
		Total Current Assets			8,337,175 		  4,652,267

	Property and equipment, net			8,157,784 		  8,844,475
	Deposits and other assets			1,002,769 		    903,110
	Note receivable					   57,500 		     87,500
		Total Assets			$    17,555,228 		$14,487,352


		 LIABILITIES AND STOCKHOLDERS' EQUITY

	Short-term notes payable		$             -		$   45,603

	Current portion of:
	     Long-term debt				  162,302 		   231,133
	     Capital lease obligations		  217,884		   225,738
	Accounts payable					2,603,109 		 1,846,042
	Accrued expenses					  810,493		   916,191
	Income taxes payable				   35,000                  -
		Total Current Liabilities		3,828,788 		 3,264,707

	Long-term debt,  net of current portion	  167,644 		   338,317
	Capital lease obligations, net of
		current portion				5,530,298 		 5,748,182
	Deferred income taxes				  150,405 		   233,203
		Total Liabilities			 $	9,677,135 	  $	 9,584,409

	Advances from Series B Preferred
		stockholders	 		$	  493,508 	  $            -

	Series C Redeemable Preferred Stock		  387,879                  -

	Stockholders' Equity:
	Preferred stock, $.05 par value:
Authorized 1,000,000 shares Series A;
	issued and outstanding, 90 shares
	at June 30, 1999 and June 30, 1998.		1,116,000 		1,044,000
Authorized    375,000 shares Series B;
	204,912 shares issued, outstanding 27,942
	and 204,912 shares at June 30, 1999 and
     	1998 respectively.				    1,397		  10,245
Common stock, $.05 par value:
	Authorized 20,000,000 shares:
	issued 5,719,638 shares, outstanding 5,696,618
	shares and issued 5,195,733 shares, outstanding
	5,183,733 shares at June 30, 1999 and 1998
	respectively.					  285,982		 259,787
	Additional paid-in capital		     10,891,616	    10,587,316
Treasury stock at cost: 23,020 shares and
	12,000 shares at June 30, 1999 and
	June 30, 1998 respectively.			(117,500)         (106,824)
	Accumulated deficit			    (5,180,789)	    (6,891,581)
Total Stockholders' Equity	 		   $ 6,996,706 	 $   4,902,943

Total Liabilities and Stockholders' Equity $  17,555,228 	 $  14,487,352

     The accompanying notes are an integral part of these financial statements.




					THE VERMONT TEDDY BEAR CO., INC.
			              Statements of Operations
				For the Years Ended June 30, 1999 and 1998


									1999 			1998

Net Revenues						$21,583,885 	$17,207,543
Cost of Goods Sold					  8,432,829 	  7,397,450
	Gross Profit					 13,151,056 	  9,810,093

Selling, General and Administrative Expenses:
	Selling Expenses					  7,646,996 	 7,866,843
	General and Administrative Expenses		  3,082,935 	 3,031,716
								 10,729,931 	10,898,559
	Operating Income(Loss)				  2,421,125 	(1,088,466)
Interest Income						     71,828 	    26,126
Interest Expense						   (614,390)	  (650,572)
Other Income							 (443)	    29,243
	Income(Loss) Before Income Taxes		  1,878,120 	(1,683,669)
Income Tax Provision					    (35,000)		   0
	Net Income(Loss)					  1,843,120 	(1,683,669)
Preferred Stock Dividends				    (96,000)	   (72,000)
Accretion of Warrants Issued in connection with
     Series C preferred stock				    (36,328)		   0
Net Income (Loss)-Common Stockholders		  1,710,792 	(1,755,669)

Basic Net Income(Loss) Per Common Share			$0.32 	    ($0.34)

Diluted Net Income(Loss) Per Common Share			$0.22 	    ($0.34)

Weighted Average Number of Common Shares
Outstanding						  	  5,396,148 	 5,172,475

Weighted Average Number of Diluted
  Common Shares Outstanding				  7,846,926 	 5,172,475


		The accompanying notes are an integral part of these financial statements.



			THE VERMONT TEDDY BEAR CO., INC.
	          Statements of Stockholders' Equity
	          Years Ended June 30, 1999 and 1998

	   					Preferred Stock "A"	Preferred Stock "B"
						Shares	Amount	Shares	Amount
Balance at June 30, 1997		90 		$972,000	204,912 	$10,245

Exercise of Common Stock Options	--		--		--		--
Preferred Stock Dividends		--		$72,000 	--		--
Net Loss					--		--		--		--
Balance at June 30, 1998		90 	   $1,044,000 	204,912	$10,245

Exercise of Common Stock Options	--		--		--		--
Series B Conversion to Common		--		--	     (176,970)	($8,848)
Original Issue Discount-
Series C Pref			--		--		--		--
Accretion of Warrants-Series C Pref	--		--		--		--
Preferred Stock Dividends		--		$72,000 	--		--
Treasury Stock Purchase			--		--		--		--
Net Income					--		--		--		--
Balance at June 30, 1999		90 	   $1,116,000 	 27,942 	 $1,397


	      				Common Stock		Additional	Treasury
						Shares	Amount	Paid-in 	Stock
										Capital
Balance at June 30, 1997		5,172,750 	$258,638  $10,565,482 ($106,824)

Exercise of Common Stock Options	   22,983 	$  1,149  $    21,834 		--
Preferred Stock Dividends			--		--		--		--
Net Loss						--		--	  	--		--
Balance at June 30, 1998		5,195,733 	$259,787  $10,587,316 ($106,824)

Exercise of Common Stock Options	   48,916 	$  2,446  $    46,752 		--
Series B Conversion to Common		  474,989 	$ 23,749	 ($14,901)		--			--
Original Issue Discount-Series C Pref	--		--  $   272,449 		--
Accretion of Warrants-Series C Pref		--		--	  	--		--
Preferred Stock Dividends			--		--		--		--
Treasury Stock Purchase				--		--		--   ($10,676)
Net Income						--		--		--		--
Balance at June 30, 1999		5,719,638 	$285,982  $10,891,616 ($117,500)


						Accumulated				Stockholders'						Deficit				Equity
Balance at June 30, 1997		($5,135,912)			$6,563,629

Exercise of Common Stock Options		--				$   22,983
Preferred Stock Dividends		   ($72,000)			$        0
Net Loss					($1,683,669)		     ($1,683,669)
Balance at June 30, 1998		($6,891,581)			$4,902,943

Exercise of Common Stock Options		--				$   49,198
Series B Conversion to Common			--				$        0
Original Issue Discount-Series C Pref	--				$  272,449
Accretion of Warrants-Series C Pref	   ($36,328)			  ($36,328)
Preferred Stock Dividends		   ($96,000)			  ($24,000)
Treasury Stock Purchase				--				  ($10,676)
Net Income					 $1,843,120 			$1,843,120
Balance at June 30, 1999		($5,180,789)			$6,996,706


     The accompanying notes are an integral part of these financial statements.



    			THE VERMONT TEDDY BEAR CO., INC.
                    Statements of Cash Flows
        For the Twelve Months Ended June 30, 1999 and 1998

									1999		1998
Cash flows from operating activities
Net Income (loss)					  	$1,843,120	$(1,683,669)
Adjustments to reconcile net income (loss) to net cash
	  provided by(used for) operating activities:
	Depreciation and amortization			   906,174	    955,045
	Loss on disposal of fixed assets		    30,975	    135,633
	Changes in assets and liabilities:
	  Accounts receivable,trade			  (286,747)	     (5,234)
	  Inventories					   360,171	    906,068
	  Prepaid and other current assets		   (25,699)	    (57,282)
	  Deposits and other assets			  (145,603)	   (662,696)
	  Note Receivable					    30,000	      7,500
	  Accounts payable				   757,067	   (716,494)
	  Accrued expenses and other liabilities	  (105,698)	    330,844
	  Income Taxes					    35,000	          -
	Net cash provided by(used for)
	operating activities				 3,398,760	   (790,285)

	Cash flows from investing activities:
	 Purchase of property and equipment		  (214,265)	    (98,172)
	 Proceeds from sale of fixed assets		     9,751	     40,888
	Net cash used for investing activities	  (204,514)	    (57,284)

	Cash flows from financing activities:
	  Borrowings of short-term debt			  -	    313,136
	  Borrowings of long-term debt			  -	    216,785
	  Payments of short-term debt			   (45,603)	   (817,533)
	  Payments of long-term debt			  (239,504)	 (3,463,430)
	  Proceeds from sale-leaseback of building
		and property					  -	  5,863,874
	  Principal payments on capital lease
		obligations 				  (225,738)	   (202,767)
	  Issuance of common stock, exercise
		of stock options			   	    49,198	     22,983
	  Issuance of preferred stock 		   600,000            -
	  Advance from Series B Preferred stockholders
 		for warrant exercise			   493,508            -
	  Purchase of Treasury Stock			   (10,676)           -
	Net cash provided by financing activities	   621,185	  1,933,048

	Net increase in cash and cash equivalents	 3,815,431	  1,085,479

	Cash and cash equivalents, beginning
		of period	 				 1,527,052	    441,573

	Cash and cash equivalents, end of period	$5,342,483	$ 1,527,052

	Supplemental Disclosures of Cash Flow Information:
	Cash paid for interest				   612,290	   653,214
	Cash paid for taxes					  -	     3,734

	Supplemental Disclosures of Non-cash Investing and Financing Activities:
	Capital lease from sale-leaseback of
		building and property				  -	 5,863,874
	Conversion of preferred stock to
		common stock	     			    8,848		   -

  The accompanying notes are an integral part of these financial statements.



The Vermont Teddy Bear Co., Inc.
Notes to Financial Statements
June 30, 1999


(1)	Summary of Significant Accounting Policies

		Description of Business and Operations

	The Vermont Teddy Bear Co., Inc. (the Company), which was incorporated under the laws of the State of New York in 1984, is a designer, manufacturer and direct marketer of teddy bears and related products. Principal geographic markets include New York, Boston, Philadelphia, Detroit, Los Angeles, and Chicago. The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day, and Christmas as the Company's largest sales seasons.

		Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As discussed in Note 6, the Company has accrued the estimated loss under a lease obligation as of June 30, 1999. Actual results could differ from those estimates.

		Reclassification and Presentation

	Certain items in fiscal year 1998 have been reclassified to conform with 1999 classifications.

	Cash and Cash Equivalents

	All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 1999 and 1998, approximately $363,000 and $361,000 of the Company's cash was restricted, respectively. The largest component of the restricted cash is $300,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Vermont National Bank and was required to be maintained as part of the Company's sale-leaseback transaction.

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

Building			 37 years
Equipment			3-7 years
Furniture and fixtures	3-7 years
Vehicles			  5 years


	Amortization of leasehold improvements is provided over their estimated useful lives or the remaining lease term, whichever is shorter. Renewals and improvements that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

		Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the basis of tax assets and liabilities, given the provisions of the enacted tax laws. In view of the Company's 1998 and previous year's losses, a valuation allowance has been provided to fully reserve its deferred tax assets due to the uncertainty of their realization. If the Company is able to achieve sufficient profitability to realize all or a portion of its deferred assets, the valuation allowance will be reduced through a credit to the income tax provision in future periods.

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

	At June 30, 1999 and June 30, 1998, capitalized advertising costs were approximately $53,000 and $53,000, respectively, consisting primarily of trade credits and unamortized direct-response catalogs. Advertising expenses were $4,499,000 and $4,346,000 for the twelve months ended June 30, 1999 and 1998, respectively.

	Impairment of Long-Lived Assets

	The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 1999, no such impairment of assets was indicated.

	Fair Value of Financial Instruments

	In accordance with the requirements of SFAS No. 107, Disclosures
About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at June 30, 1999 and 1998.

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:



						     			Years Ended
  								6/30/99	6/30/98
Weighted average number of shares
used in basic EPS calculation				5,396,148	5,172,475


Add: Incremental weighted average common
shares issuable upon exercise of stock options
and warrants outstanding				2,450,778          --

Weighted average number of shares
used in diluted EPS calculation			7,846,926	5,172,475


	Diluted weighted average shares outstanding for 1999 exclude 118,963 potential common shares because the price of the options was greater than the average market price of the common stock for that period. Diluted weighted average shares outstanding for 1998 exclude 1,612,765 potential common shares from stock options and convertible preferred stock because to include such shares would have been anti-dilutive due to the Company's net loss in that year.


New Accounting Pronouncements

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The comprehensive income and loss is the same as net income and loss for each period presented.

The Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was adopted by the Company in fiscal year 1999. This statement introduces a new model for segment reporting, called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are defined in any manner in which management disaggregates the company, for example, based on products and services, geography, legal structure, etc. See
Note 11.

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

(2)	Inventories

		Inventories consist of the following at June 30, 1999 and 1998:

							   1999		1998
		Raw materials			$ 390,082	$  457,847
		Work-in-process                 195,908       21,804
		Finished goods			1,450,084	 1,916,594
				    		    $ 2,036,074  $ 2,396,245


(3)	Property and Equipment

	Property and equipment consist of the following at June 30, 1999 and 1998:

						        1999	           1998
Land and land improvements		$   1,398,528	   $   1,398,528
Building					    6,668,134		 6,668,134
Equipment					    3,667,851		 3,504,435
Furniture and fixtures				375,452		   381,548
Vehicles						103,515		   127,664
Leasehold improvements				 46,265		    65,375
						 $ 12,259,745   	    $ 12,145,684
Less - Accumulated depreciation
	and amortization		          4,101,961		 3,301,209
						$   8,157,784	   $   8,844,475

	Depreciation and amortization expense for the years ended June 30, 1999, and 1998 was $906,174 and $955,045, respectively.


(4)	Related Party Transactions

	As of June 30, 1996, R. Patrick Burns, the former President of the Company, signed a new agreement with the Company which, at the time, provided for his continued employment through June 30, 2000. In addition to cash compensation and stock options, the Company also increased the amount available to be loaned to Mr. Burns to $116,818, and revised the forgiveness schedule on the loan agreement such that all outstanding amounts and related interest charges would have been forgiven on July 29, 2000, provided that Mr. Burns would remain continuously employed by the Company until that date. As of June 30, 1997, the Company had reserved for all loans due from Mr. Burns. On October 10, 1997, Mr. Burns stepped down as President and entered into a consulting agreement with the Company. As of December 31, 1997, the Company accrued and expensed the entire amount due to Mr. Burns under this consulting agreement and will not seek any services from him in the future beyond his capacity as a Director of the Company. The total accrued severance as of June 30, 1999 was $25,000; the accrued severance for Mr. Burns as of June 30, 1998 was $100,000. The current amount has been included as a component of accrued expenses in the accompanying financial statements at June 30, 1999.


	(5)	Indebtedness

	The Company has been operating without a working capital line of credit since July 18, 1997.

On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. (Prior warrants granted to Green Mountain Capital to purchase 20,000 shares at $3.375 were canceled upon the issuance of this new note.) The right to exercise these warrants begins December 31, 1999, and expires the earlier of December 31, 2004 or five years after the full repayment of the loan and existing notes. No value has been ascribed to these warrants, as the amount was not material to the financial statements.

As of June 30, 1997, the Company had a $1,000,000 revolving line of credit from a bank, which was terminated on July 18, 1997, pursuant to the Company's sale-leaseback transaction.

The Company's long-term debt consists of the following at June 30, 1999 and 1998:

								    	1999	  	1998

12.0% Green Mountain Capital L.P. notes payable	   $ 310,204   $463,674
   (see detailed discussion above)

7.0% Job Development Authority notes, due in monthly
   installments through April 1999, secured by inventory,
   equipment, and trade accounts receivable		--	    11,884


9.0% Note payable to bank, due in monthly installments
   through December 2001, secured by a vehicle		--        13,395

8.5% Note payable to financing services, due
 in monthly installments   through June 2003,
 secured by a vehicle					    13,972	    16,785

7.5% Note payable to North Creek Partners, due in
monthly installments through March 2007			--	    48,784

9.8% Note payable to financing services, due in
monthly installments through December 1999,
secured by a vehicle				           5,770 	    14,928

							    $    329,946   $ 569,450

Less - Current portion			               162,302     231,133

Long-term debt, net of current portion       $    167,644  $   338,317


	Certain debt agreements contain covenants that require the Company to, among other things, restrict certain activities, meet certain financial covenants, and periodically submit financial information. As of June 30, 1999, the Company was in compliance with the covenants or had obtained waivers for all covenants for the year ended June 30, 1999.

	Scheduled future long-term debt maturities are as follows:

Period ending June 30,
2000						$    162,302
2001						     100,068
2002						      43,628
2003						      23,948
2004						           -
Thereafter				           -
						$    329,946

		As of June 30, 1999 and 1998, the Company had no outstanding letters of credit.


(6)	Commitments and Contingencies

	Leases

On May 30, 1996 the Company entered into a five-year operating lease for a retail location in North Conway, New Hampshire. On July 29, 1998 in accordance with the provisions of its lease, the Company formally notified its landlord of the North Conway, New Hampshire location of its intent to close its retail store, and as a result, had no further lease obligation effective February 1, 1999.

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but has moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September 14, 1999. No decision has been issued. The Company has accrued management's estimated cost to settle this contingency but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

On January 17, 1997, the Company entered into a ten-year operating lease for a retail location in Freeport, Maine. The Company reached an agreement on June 12, 1998 with The Town of Freeport to terminate its lease obligation for its retail location in Freeport, Maine. The Company closed the Freeport store in August 1998, and its lease obligation terminated on August 6, 1998.

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000, which have been capitalized and recorded as a component of other assets as of June 30, 1999. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017. The transaction was accounted for under the financing method in accordance with Statement of Financial Accounting Standard No. 98, "Accounting for Leases." The book value of the building and apportioned land and land improvements was $6,331,576 as of June 30, 1999.

The Company has a month to month lease on 10,000 square feet of inventory space at a separate location in Shelburne, Vermont, one mile north of the factory, for $56,000 annually.

	In addition, the Company leases various equipment under noncancelable capital lease agreements. Capital leases and noncancelable operating leases at June 30, 1999 require the following annual minimum lease payments:

					        Capital	    	Operating
					         Leases           Leases
2000						$      749,458	$   526,965
2001						        657,666	    447,257
2002						        652,400       373,995
2003						        652,400       385,098
2004						        652,400	    388,082
Thereafter					      8,535,567	    847,000
Total minimum lease payments		$    11,899,891	$ 2,968,397
Less-Amounts representing interest	$     6,151,709
Present value of lease payments	$     5,748,182
Less-Current installments		        217,884
Long-term portion				$     5,530,298


	The original cost and net book value of assets under capital lease at June 30, 1999 and 1998 was $7,494,680 and $6,371,084, and $7,494,680 and $6,647,142,
respectively. Rental expense under operating leases for the years ended June 30, 1999 and 1998 was $114,575 and $528,252, respectively.

	Contingencies

On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. A portion of the claim is included in other assets as of June 30, 1999 in the accompanying financial statements.

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but has moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September 14, 1999. No decision has been issued. The Company has accrued management's estimated cost to settle this contingency but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.


(7)	Income Taxes

	The provision for income taxes for the years ended June 30, 1999 and 1998 was comprised of the following:

						  Year Ended	  Year Ended
						June 30, 1999	June 30, 1998
Current-
Federal					$   35,000	      $      -
State						     3,000		       -
						    38,000		       -

Deferred-
Federal			            	  -			  -
State				       	        -	              -
					              -	              -

Income tax provision (benefit)	$       -	      $       -


			The components of the net deferred tax asset as of June 30,
1999 and 1998 are presented below:

Deferred tax assets-
   Vacation accrual	   		$     58,130    $      44,753
   Net operating loss carryforwards	   1,680,000   	  2,303,590
   Inventories			       	48,892           48,892
   Severance accrual		            10,000	     44,105
   Contribution carryforwards		      97,346	    117,736
   Deferred rent				      37,891	     37,891
   Other					      52,916	     52,705
   Valuation allowance			  (1,834,770)	 (2,416,469)
Total deferred tax assets		$    150,405	$   233,203

Deferred tax liabilities-
   Prepaid expenses			$    (21,020)	$   (21,229)
   Property and equipment		    (129,385)	   (211,974)
Total deferred tax liabilities	$   (150,405)	$  (233,203)

Net deferred tax asset			$          -	$         -


	The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 1999 and 1998:

							Year Ended		Year Ended
							June 30, 1999    June 30, 1998
Statutory Federal tax rate		        34%		       (34%)
Alternative Minimum Taxes	          	   2%		         -
Utilization of Net Operating
	Loss Carryforwards			 (34%)	         -
Valuation allowance for deferred tax assets  -  	        34%
Income tax provision (benefit)               2%		         - %


		At June 30, 1999, the Company has federal income tax net operating loss (NOL) carryforwards of approximately $4.2 million. The NOL carryforwards expire in varying amounts through 2013. In addition, as a result of the change in tax reporting year-end to June 30, 1995, certain amounts of the NOL carryforwards (approximately $1.7 million) are available for use ratably over a six-year period beginning June 30, 1996. In addition, the Tax Reform Act of
1986 included certain provisions relating to changes in stock ownership that, if triggered, could result in limitations on the utilization of the NOLs. The Company has calculated or assessed the impact of certain changes in its ownership and has determined that there are no limitations, except as described above, on its ability to use its NOLs.


(8)	Preferred Stock

	Series A

		The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For the fiscal years ended June 30, 1999 and 1998, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

	Series B

	On July 12, 1996, the Company privately placed $550,000 of Series B convertible Preferred Stock. The 204,912 shares, $.05 par value, of Series B Convertible Preferred Stock were issued to twelve individuals. Series B stockholders are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 14, 1997, subject to certain anti-dilution rights. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and on February 3, 1999, 176,970 shares of Series B Convertible Preferred Stock was converted into 474,989 shares of the Company's Common Stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. The Company notes on or about July 3, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,265 shares of the Company's Common Stock. The Company received $523,692 in consideration for these shares and $493,508 is classified as advances from Series B Stockholders in the Company's balance sheet for the year ending June 30, 1999 and will be classified as equity in common stock in the year ending June 30, 2000. On liquidation, dissolution, or winding up of the Company, remaining holders of Series B Preferred Stock are entitled to be paid on a pari passu basis with any holders of Series A Preferred Stock.

Series C

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The Company will accrete, with charges to interest expense over a five year period, an aggregate of approximately $270,000.

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


(9)  Warrants

		At June 30, 1999, there were several warrants outstanding for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share.  Certain anti-dilution provisions were triggered in fiscal 1999 as the result of the issuance of warrants and employee stock options.  The following table summarizes the Company's outstanding warrants at June 30, 1999 and 1998, inclusive of the effects of anti-dilution provisions:


	                 June 30, 1999		 June 30, 1998
Warrant	Exercise	Expiration	   Warrant	Exercise	Expiration
Shares	Price		Date   	   Shares	Price		Date
519,266	$  1.000       7/2/1999    60,000	$  6.005      8/3/1998
  49,130	    2.565	  4/21/2001	  115,000	  15.348	11/23/1998
 150,611	    1.310	  7/18/2004	  519,266	   1.000      7/2/1999
 100,000	    1.000	 12/26/2004	  100,000	   1.000    12/26/2004
 495,868	    1.050	  11/3/2005	   45,150	   2.791     4/12/2001
  42,500	    1.050     11/3/2005   150,611      1.310     7/18/2004


(10)	Stock Options

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


						Exercise		               Weighted
		       Number of    	Price       	Remaining      Average
			 Shares      	Range        	Average     Contractual
Life

Outstanding,
  June 30, 1997 	1,447,019		$1.00 - $6.50	   $1.06	    8.6 years
   Granted	        178,500  		$1.00 - $1.75	   $1.22
   Exercised        (22,983)		    $1.00	         $1.00
   Cancelled        (25,271)		$1.00 - $1.25	   $1.01
Outstanding,
  June 30, 1998   1,577,265		$1.00 - $6.50	   $1.09	   7.9 years
  Granted	        440,000		$1.00 - $3.56	   $1.38
  Exercised	       (48,916)		$1.00 - $1.25	   $1.01
  Cancelled	       (37,125)		$1.00 - $6.50        $3.84
Outstanding,
  June 30, 1999  1,931,224   		$1.00 - $3.56    	   $1.10	   7.5 years



	On June 3, 1997, the Company offered to grant options with an exercise price of $1.00 per share (the fair market value of the Company's Common Stock on that date) in exchange for the surrender of all outstanding qualified employee incentive stock options at that date. The repriced options had original exercise prices ranging from $1.50 to $3.13 per share.

	As of June 30, 1999, options to purchase 882,016 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.01, and options to purchase 68,776 shares of the Company's Common Stock were available for grant under the 1993 Plan. As of June 30, 1998, options to purchase 805,640 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.13, and options to purchase 399,502 shares of the Company's Common Stock were available for grant under the 1993 Plan.

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


							       Weighted
						Number of	Average Price
						Shares	 Per Share

Outstanding June 30, 1997	    18,500		$1.87
   Granted				    20,500		 1.15
   Exercised				 -		    -
   Cancelled			    (3,500)		 1.05
Outstanding, June 30, 1998	    35,500		$1.53
   Granted				    10,833		$2.01
   Exercised				   -		    -
   Cancelled		               - 		$   -
   Outstanding, June 30, 1999	    46,333		$1.64


	As of June 30, 1999, options to purchase 46,333 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 353,667 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

Statement of Financial Accounting Standards No. 123

	During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

	The Company has elected to account for its stock based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized. However, the Company has computed for pro-forma disclosure purposes the value of all options granted during fiscal years 1999 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighed average assumptions used for grants:

				      1999	      1998
Risk-free interest rate	      5.60%	      6.0%
Expected dividend yield	         0%         0%
Expected volatility	     131.0%	    121.0%
Expected lives		  10 years	 10 years


	Because the Statement 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed and would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value of options granted during fiscal years 1999 and 1998 was $1.18 and $1.16, respectively.
If the Company had accounted with these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reported as follows:


						 1999			1998

Net Income (Loss)	As Reported		$  1,710,792	($ 1,755,670)
			Pro Forma		     833,797	(  2,541,875)

Basic and		As Reported			 $0.32            ($0.34)
Diluted EPS		Pro Forma			  0.15 		 (0.49)


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




(11)	Segment Information

     Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of Bear-Gram Gift Delivery Service, Retail Operations, and Wholesale/Corporate (including licensing).

The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Bear-Gram orders are placed through the toll free number, on-line, or through the catalog.

 The Company actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment, which is the fastest growing segment of the Company's business.


				Bear-Gram		Retail		Wholesale/
				Service		Operations		Corporate
FY 1999
Net Revenues   		$18,136,195		$2,406,163		$1,041,527
Cost of Goods Sold	  6,751,217	  	 1,067,657		   613,955
Gross Margin		 11,384,978		 1,338,506		   427,572
Gross Margin %	 		 62.8%		55.6%			41.1%

FY 1998
Net Revenues		$13,964,523		$3,104,925		$  138,095
Cost of Goods Sold	  5,737,711	  	 1,613,860		    45,879
Gross Margin		  8,226,812		 1,491,065		    92,216
Gross Margin %			 58.9%	      48.0%			66.8%



Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.





Consent of Independent Public Accountants

	As independent public accountants, we hereby consent to the incorporation of our report included in this form 10-KSB into the Company's previously filed Registration Statement on Form S-8 No. 33-84586 (filed on September 26, 1995).
It should be noted that we have not audited any financial statements of the Company subsequent to June 30, 1999.

	Arthur Andersen LLP



Boston, Massachusetts
September 27, 1999


-------------
EXHIBIT 10.48
-------------

June 11, 1999

Elisabeth B. Robert
Shelburne, VT 05482

Dear Liz:

This letter will follow up on our recent Board meeting and confirm an amendment to your Employment Agreement, dated November 9, 1998, relating to your position as President and Chief Executive Officer.

Specifically, the Letter Agreement shall be amended to reflect a cash bonus of $50,000 when the Company's stock price reaches $6.00 (based on a 30 day trading average) or the date the Company reports annual pre-tax income of at least $3,000,000; and an additional cash bonus of $50,000 when the Company's stock price reaches $9.00 (based on a 30 day trading average) or the date the Company reports annual pre-tax income of at least $4,000,000.

In all other respects, your Employment Agreement shall remain in effect without modification. If this amendment is acceptable to you, please so indicate by signing below.

Very truly yours,



Fred Marks
Chairman of the Board



Acknowledged and Agreed to:






Elisabeth B. Robert
President and CEO