Form 10QSB
period 1999-09-30
VERMONT TEDDY BEAR CO INC
filed 1999-11-15
CIK 912960

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB



(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,321,629 shares of Common Stock, $.05 par value per share, as of September 30, 1999.

Transitional Small Business Disclosure Format (check one):
Yes     ; No  X .


The Vermont Teddy Bear Co., Inc.
Index to Form 10-QSB
September 30, 1999


										    Page No.

Part I - Financial Information

Financial Statements

	Balance Sheet as of September 30, 1999			 	 3

	Statements of Operations for the Three
		Months ended September 30, 1999				 4

	Statements of Cash Flows for the Three
		Months ended September 30, 1999				 5

	  Notes to Financial Statements				 	 6

Management's Discussion and Analysis			      	10


Part II - Other Information

Item 4.	Submission of Matters to a Vote of Stockholders		14

Item 5.	Other Information							14

Item 6.	Exhibits and Reports on Form 8-K				15


Signatures										21






			 		THE VERMONT TEDDY BEAR CO., INC.
			                       Balance Sheet
			            	   September 30, 1999
				  			(Unaudited)
												1999
			  ASSETS

	Cash, cash equivalents(includes restricted		     $4,179,243
	     cash of $364,000 and $363,000 respectively)
	Accounts receivable, trade						   83,637
	Inventories									2,355,782
	Prepaid expenses and other current assets				1,143,970
	Deferred income taxes							  150,405
		Total Current Assets						7,913,037

	Property and equipment, net						7,990,098
	Deposits and other assets						1,289,163
	Note receivable								   50,000
		Total Assets				 		  $  17,242,298


		 LIABILITIES AND STOCKHOLDERS' EQUITY

	Current portion of:
	     Long-term debt					 	  $    159,957
	     Capital lease obligations					 192,346
	Accounts payable							     2,012,892
	Accrued expenses							       816,473
	Income taxes payable						             -
		Total Current Liabilities				     3,181,668

	Long-term debt,  net of current portion			       128,197
	Capital lease obligations, net of current portion	     5,495,896
	Deferred income taxes						       150,405
		Total Liabilities				 		 $   8,956,166

	Advances from Series B Preferred stockholders		 $          -

	Series C Redeemable Preferred Stock				       410,502

	Stockholders' Equity:
	Preferred stock, $.05 par value:
	     Authorized 1,000,000 shares Series A; issued
		And outstanding, 90 shares at Sept 30, 1999
		and June 30, 1999.					    1,134,000
	     Authorized 375,000 shares Series B; 204,912
		shares issued, No shares outstanding at
		Sept 30, 1999 and 27,942 shares
		outstanding at June 30, 1999.				            -
	Common stock, $.05 par value:
	     Authorized 20,000,000 shares: issued 6,344,649
		shares, outstanding 6,321,629 shares and issued
		5,719,638 shares, outstanding 5,696,618 shares at
		Sept 30, 1999 and June 30, 1999 respectively.	      317,233
	Additional paid-in capital					   11,422,069
	Treasury stock at cost: 23,020 shares at Sept 30, 1999
		and June 30, 1999.					     (117,500)
	Accumulated deficit						   (4,880,172)
		Total Stockholders' Equity				 $  7,875,630

		Total Liabilities and Stockholders' Equity	 $ 17,242,298

 The accompanying notes are an integral part of these financial statements.



					THE VERMONT TEDDY BEAR CO., INC.
			              Statements of Operations
		      For the Three Months Ended September 30, 1999 and 1998
							(Unaudited)

								1999 			1998

Net Revenues						$4,884,627 		$3,046,720
Cost of Goods Sold					 1,928,954 		 1,259,474
	Gross Profit					 2,955,673 		 1,787,246

Selling, General and Administrative Expenses:
	Selling Expenses					 1,797,741 		 1,097,946
	General and Administrative Expenses		   722,437 		   653,493
								 2,520,178 		 1,751,439
	Operating Income					   435,495 		    35,807
Interest Income						    38,485 		    10,525
Interest Expense						  (146,210)		  (157,853)
Other Income						    13,470 		       605
	Income(Loss) Before Income Taxes		   341,240 		  (110,916)
Income Tax Provision					      -		      -
	Net Income(Loss)					   341,240 		  (110,916)
Preferred Stock Dividends				   (27,000)		   (18,000)
Accretion of Warrants Issued in connection with
     Series C preferred stock				   (13,623)		      -
Net Income (Loss)-Common Stockholders		   300,617 		  (128,916)

Basic Net Income(Loss) Per Common Share		     $0.05 		    ($0.02)

Diluted Net Income(Loss) Per Common Share		     $0.03 		    ($0.02)

Weighted Average Number of Common Shares Outstanding	 6,134,811	 5,183,733

Weighted Average Number of Diluted
  Common Shares Outstanding				 8,732,369 		 5,183,733


		The accompanying notes are an integral part of these financial statements


                                THE VERMONT TEDDY BEAR CO., INC.
			                 Statements of Cash Flows
                     For the Three Months Ended September 30, 1999 and 1998
                                        (Unaudited)

	[S]									[C]		[C]
										1999		1998
	Cash flows from operating activities
Net Income (loss)					  		  $341,240   $(110,916)
	Adjustments to reconcile net income (loss) to net cash
	  provided by(used for) operating activities:
		Depreciation and amortization			   223,678     247,339
		Loss on disposal of fixed assets		      -	        -
		Changes in assets and liabilities:
		  Accounts receivable,trade			   254,648     (34,830)
		  Inventories					  (319,708)     16,078
		  Prepaid and other current assets		  (674,042)   (150,831)
		  Deposits and other assets			  (299,276)    (24,933)
		  Note Receivable						7,500      7,500
		  Accounts payable				   (590,217)  (428,472)
		  Accrued expenses and other liabilities		5,980    (65,790)
		  Income Taxes					    (35,000)	  -
	Net cash used for operating activities		 (1,085,197)   (544,855)

	Cash flows from investing activities:
	  Purchase of property and equipment		    (43,110)    (47,024)
	  Proceeds from sale of fixed assets		       -		  -
	Net cash used for investing activities		    (43,110)    (47,024)

	Cash flows from financing activities:
	  Payments of short-term debt					 -        (45,603)
	  Payments of long-term debt				    (41,792)    (47,632)
	  Principal payments on capital lease obligations   (59,940)    (54,398)
	  Issuance of common stock, exercise of
            stock options 					     36,143 	 -
	  Issuance of common stock, Series B
            warrant exercise	     				     30,656        -
	Net cash used for financing activities		    (34,933)   (147,633)

	Net decrease in cash and cash equivalents		 (1,163,240)   (739,512)

	Cash and cash equivalents, beginning of period	  5,342,483   1,527,052

	Cash and cash equivalents, end of period	     $  4,179,243	$   787,540

	Supplemental Disclosures of Cash Flow Information:
	Cash paid for interest					    145,685     157,328
	Cash paid for taxes					     35,000 	-

	Supplemental Disclosures of Non-cash Investing and Financing Activities:

	Conversion of preferred stock to common stock		1,397	  	-
	Series B Warrant exercise for common stock	    524,164       -

The accompanying notes are an integral part of these financial statements.

[/TABLE]

Notes to Financial Statements

Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co.,
Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1999, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.


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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:


   	Three Months Ended
   	9/30/99	9/30/98

Weighted average
number of shares used
in basic EPS calculation		6,134,811	5,183,733

Add: Incremental weighted
average common shares
issuable upon exercise of
stock options and warrants
outstanding			            2,597,558       --
                                    ---------   ---------
Weighted average
number of shares used in
diluted EPS calculation		      8,732,369	5,183,733
                                    =========   ==========
Diluted weighted average shares outstanding for the three months ended September 30, 1999 exclude 12,000 potential common shares because the price of the options was greater than the average market price of the common stock for that period. Diluted weighted average shares outstanding for the three months ended September 30, 1998 exclude 1,581,102 potential shares from stock options and convertible preferred stock because to include such shares would have been anti-dilutive due to the Company's net loss in that quarter.


New Accounting Pronouncements

	In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requiring computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met.
The Company adopted SOP 98-1 beginning July 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

	In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities, requiring all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred. The Company adopted SOP 98-5 beginning July 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

Comprehensive Income

	Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. The Company adopted the statement in its quarter ending March 31, 1998. The Company does not have any other items of comprehensive income. As such, comprehensive income is equal to net income as presented in the consolidated statements of income.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the basis of tax assets and liabilities, given the provisions of the enacted tax laws. In view of the Company's previous operating results, a valuation allowance has been provided to fully reserve its deferred tax assets due to the uncertainty of their realization. If the Company is able to achieve sufficient profitability to realize all or a portion of its deferred assets, the valuation allowance will be reduced through a credit to the income tax provision in future periods.

		Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at September 30, 1999:

Raw materials		$     463,318
Work in process		      167,043
Finished goods		    1,725,421
                            ---------
				 $  2,355,782
                            =========

Debt and Borrowings

	The Company has been operating without a working capital line of credit since July 18, 1997.

	On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. On November 5, 1999, the loan together with all other remaining indebtedness to Green Mountain Capital in the amount of $259,000 was paid in full and the warrant was exercised.

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

				Bear-Gram		Retail		Wholesale/
				Service		Operations		Corporate
QTR END 9/30/99
Net Revenues   		$2,915,954		$1,216,108		 $752,565
Cost of Goods Sold         993,348		   443,426		  492,180
Gross Margin		 1,922,606		   772,682		  260,385
Gross Margin %	 	     65.9%		     63.5%		    34.6%

QTR END 9/30/98
Net Revenues		$1,840,217		$1,134,966	      $  71,537
Cost of Goods Sold	   730,591		   475,399		   53,484
Gross Margin		 1,109,626		   659,567		   18,053
Gross Margin %		     60.3%		     58.1%		    25.2%

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.



Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 1999. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements.
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


Results of Operations

Comparison of the three-month periods ended September 30, 1999 and 1998.

Net revenues for the three month period ended September 30, 1999 totaled $4,885,000, a 60.3 percent increase from net revenues of $3,047,000 for the three-month period ended September 30, 1998. By business segment, Bear-Gram gift delivery service revenues, which include radio, internet, and direct mail revenues, rose $1,076,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site. Net revenues from the Wholesale/Corporate segment, which includes licensing revenues, increased $681,000 as the Company added several new customers in the wholesale and corporate affinity markets. Retail revenues increased $81,000. Increases in revenue at the Shelburne, Vermont factory retail location more than offset revenues lost due to the closing of the company's satellite retail store locations in Freeport, Maine and North Conway, New Hampshire which were in operation during a portion of the quarter ended September 30, 1998.

	Gross margin increased to $2,956,000 for the quarter ended September 30, 1999, from $1,787,000 for the quarter ended September 30, 1998. As a percentage of net revenues, gross margin increased to 60.5 percent from 58.7 percent for the three-month periods ended September 30, 1999, and 1998. The introduction of new products with higher unit margins, lower costs associated with imported materials and teddy bear outfits, and a reduction in goods purchased for resale are the primary factors that contributed to the increase in gross margin. Lower product distribution costs associated with the curtailment of off-site retail operations also contributed to improved gross margin.

	Selling expenses increased to $1,798,000 for the three-month period September 30, 1999, from $1,098,000 for the three-month period ended September 30, 1998. This $700,000 increase was primarily due to increased advertising costs, new market research costs, and increased customer service and call center costs associated with larger call volume. Selling expenses as a percentage of revenues were 36.8 percent and 36.0 percent for the three months ended September 30, 1999 and 1998, respectively.

	General and administrative expenses were $722,000 for the quarter ended September 30, 1999, compared to $653,000 for the quarter ended
September 30, 1998. Due to increased sales, general and administrative expenses decreased as a percentage of net revenue to 14.8 percent for the three months ended September 30, 1999, from 21.4 percent for the three months ended September 30, 1998.

	As a result of the foregoing factors, net income to common stockholders totaled $301,000, for the quarter ended September 30, 1999, compared to a net loss to common stockholders of $129,000, for the quarter ended September 30, 1998.


Liquidity and Capital Resources

The Company has been operating without a working capital line of credit facility since July 18, 1997.

As of September 30, 1999, the Company's cash position decreased to $4,179,000, from $5,342,000 at June 30, 1999. Restricted cash balances at these dates were $364,000 and $363,000, respectively. The largest component of restricted cash at September 30, 1999 and June 30, 1999 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. Cash decreased primarily as the result of a decrease in accounts payable and payments on debts and capital leases and an increase in prepaid expenses and other current assets. Prepaid expenses increased to $1,144,000 at September 30, 1999 from $470,000 at June 30, 1999 as a result of deposits on increased quantities of materials and teddy bear outfits and accessories from overseas for Valentine's Day, for which delivery has been accelerated to dates prior to December 31, 1999 to reduce exposure to year 2000 risks.

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

	On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. On November 5, 1999, the loan together with all other remaining indebtedness to Green Mountain Capital in the amount of $259,000 was paid in full and the warrant was exercised.

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

	On July 12, 1996, the Company privately placed $550,000 of Series B convertible Preferred Stock. The 204,912 shares, $.05 par value, of Series B Convertible Preferred Stock were issued to twelve individuals. Series B stockholders are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 14, 1997, subject to certain anti-dilution rights. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and on February 3, 1999, 176,970 shares of Series B Convertible Preferred Stock was converted into 474,989 shares of the Company's Common Stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On or about July 3, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,265 shares of the Company's Common Stock. The Company received $523,692 in consideration for these shares. As of June 30, 1999, $493,508 was classified as advances from Series B Stockholders on the Company's balance sheet. In the three months ended September 30, 1999, the total consideration for these shares is classified as equity in Common Stock.

	Contingency

On October 24, 1996, the company entered into a ten-year lease for
2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September
14, 1999.   The motion was subsequently argued on October 25, 1999.  No decision has been issued. The parties have agreed to attempt to mediate their disputes. The Company has accrued management's estimated cost to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.


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


Item 4.  Submission of Matters to a Vote of Stockholders

	No matter was submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.


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

4.12 Warrant to purchase 42,500 shares of the Company's Common Stock,issued to URSA (VT) QRS 12-30, Inc., dated November 3, 1998, in connection with the issuance of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.12 to the Company's 10-QSB for the quarter ended December 31, 1998 and incorporated herein by reference).

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
Company and Elisabeth B. Robert (filed as exhibit 10.48 to the Company's 1999 Annual Report 10-KSB and incorporated herein by reference).

23.1	Consent of Arthur Andersen, LLP, dated September 27, 1999 (filed herein)

24	Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference).



Reports on Form 8-K

There were no reports filed on Form 8-K during the three-month period ended September 30, 1999.





Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


The Vermont Teddy Bear Co., Inc.

Date:  November 15, 1999	/s/ Elisabeth B. Robert
Elisabeth B. Robert,
Chief Executive Officer and
Chief Financial Officer