Form 10KSB/A
period 1999-06-30
VERMONT TEDDY BEAR CO INC
filed 2000-02-11
CIK 912960

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                    Amendment 1 to Form 10-KSB

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

Securities registered under Section 12(b) of the Exchange Act:
Title of each class            Name of each exchange on which registered
Common Stock, par value        NASDAQ Smallcap Market
$.05 per share

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

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on September 18, 1999, as reported on NASDAQ, was $12,992,163.

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


Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-KSB:

Proxy Statement for 1999 Annual Meeting of the issuer's stockholders: Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one): Yes      ; No   X  .

                        The Vermont Teddy Bear Co., Inc.
                         1999 Form 10-KSB Annual Report


Table of Contents

Part I                                                           Page
Item 1.      Description of Business                              3

Item 2.      Description of Property                             10

Item 3.      Legal Proceedings                                   11

Item 4.      Submission of Matters to a Vote of Security
             Holders                                             12

Part II
Item 5.      Market for Common Equity and Related
             Stockholder Matters                                 12

Item 6.      Management's Discussion and Analysis or Plan
             of Operation                                        15

Item 7.      Financial Statements                                18

Item 8.      Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure              18

Part III
Item 9.      Directors, Executive Officers, Promoters and
             Control Persons; Compliance With Section
             16(a) of the Exchange Act                           18

Item 10.     Executive Compensation                              18

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management                                      19

Item 12.     Certain Relationships and Related Transactions      19

Item 13.     Exhibits and Reports on Form 8-K                    19

Signatures                                                       25

Index to Financial Statements                                    27


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


     The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 100 different teddy bear outfits to further customize the teddy bear. Every Bear-Gram gift includes a customized teddy bear made in its Shelburne, Vermont factory, which can be further personalized with embroidery on the outfit, a candy treat, and a personal message on a card all delivered in a colorful box with an "airhole". Orders for the Bear-Gram delivery service are generally placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives, called Bear Counselors. An increasing number of orders, however, are being placed by customers online at the Company's website with twenty-five percent of total orders in the Bear-Gram gift delivery service segment placed on line during the month of June 1999, versus ten percent in June 1998. Orders placed by 4:00 p.m. can be shipped the same day; packages are delivered primarily via Federal Express and other carriers by next-day air, two day air or United States Postal Service Priority Mail.

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

The Company includes sales from orders placed on its internet website, www.vermontteddybear.com, with sales generated by direct response radio as it believes that the majority of traffic to the website is generated by radio advertising. All radio advertisements are tagged once with the website address in addition to three mentions of its toll-free number. A total of 1,206,000 unique visitors were recorded during the twelve months ended June 30, 1999, more than triple the 396,000 unique visitors received during the twelve months ended June 30, 1998.

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

	Due to continued unprofitability in the satellite stores, the Company began to reverse its retail expansion strategy during its fiscal year ended June 30, 1998, closing its New York City store on December 7, 1997. The remaining satellite stores were closed during the fiscal year ended June 30, 1999. The Freeport, Maine store was closed in August 1998 and the North Conway, New Hampshire store was closed in October 1998. The Company's very successful factory retail store is the only retail location which remains in operation. The Company actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. The factory drew over 103,000 visitors in the twelve-month period ended June 30, 1999, and has drawn more than 493,000 visitors since moving to its new location in July 1995. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

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


	Competitive Business Conditions

	The Company competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by telephone for special occasions and delivered by express service in a manner similar to Bear-Gram gifts. The Company positions its Bear-Gram gifts as a "creative alternative" to these products and competes with these products by providing convenient customer service and reliable expedited delivery options. The Company also competes to a lesser degree with a number of companies that sell teddy bears in the United States, including, but not limited to, Steiff of Germany, Dakin, North American Bear, and Gund. Many of these competitors have greater financial, sales, and marketing resources than the Company.

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


	Principal Products

	From its inception, the Company's primary focus has been to design, manufacture and market the best teddy bears made in America. Until recently, the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain of its products from China for its corporate and wholesale business segment. However, convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning, the Company remains committed to preserving and growing its Shelburne, Vermont based manufacturing operation to make the classic Vermont Teddy Bear brand bear for the Bear-Gram gift delivery service. The Company sources plush fabric and other materials from China and other offshore suppliers for its Shelburne-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously the Company has relied on a single domestic source of supply for plush fabric.

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


	Employees

	As of June 30, 1999, the Company employed 223 individuals, of whom 91 were employed in production-related functions, 112 were employed in sales and marketing positions, and 20 were employed in general and administrative positions. As of June 30, 1999, 186 of the Company's employees were full time.
No employees are members of a union, and the Company believes it enjoys favorable relations with all employees.

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

     On July 18, 1997, the Company completed a sale-leaseback transaction with W.P. Carey, involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company entered into the sale-leaseback to pay off a maturing mortgage, pay down a line of credit, and improve its liquidity. This financing replaced the Company's mortgage loan agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is repayable on a twenty-year amortization schedule through July 2017.

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


Item 3.  Legal Proceedings

	On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but has moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September 14, 1999. No decision has been issued. The Company has accrued management's estimated cost of $195,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.


     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. The Company recorded $125,000 as a receivable in 1997 for the second installment of royalties owed which is included in other assets as of June 30, 1999 in the accompanying financial statements. At that time, the Company had no notice or knowledge that payment of the royalty was disputed by Tyco. After notice of a dispute, the Company did not record any further receivables.

Item 4.  Submission of Matters to a Vote of Security Holders

	No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters
         Market Information

	At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. To date, NASDAQ has been the principal market for the exchange of the freely tradable shares of the Company's Common Stock. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 1997 and June 30, 1999, the high and low closing bid and closing sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:




Quarter Ended          High Bid     Low Bid     High Sales     Low Sales
-------------          --------     -------     ----------     ---------
June 30, 1999           $ 3.97      $ 1.88       $ 3.97        $ 1.94
March 31, 1999          $ 3.81      $ 1.50       $ 3.81        $ 1.44
December 31, 1998       $ 3.25      $ 0.50       $ 3.25        $  .50
September 30, 1998      $ 1.28      $ 0.75       $ 1.44        $  .69
June 30, 1998           $ 1.53      $ 1.13       $ 1.56        $ 1.13
March 31, 1998          $ 1.50      $ 0.88       $ 1.56        $  .88
December 31, 1997       $ 2.00      $ 0.88       $ 2.13        $  .88
September 30, 1997      $ 2.06      $ 1.06       $ 2.13        $ 1.13


	Description of Securities

	Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. From March 1, 1996 to June 30, 1999, 72,149 shares of the Company's Common Stock were issued pursuant to the exercise of employee Incentive Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. As a result of these activities, there were 5,696,618 shares of the Company's Common Stock outstanding, held of record by 1563 shareholders as of June 30, 1999.

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

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five-year period.

	Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the
accompanying warrants carry certain anti-dilution provisions.   The Series C
Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the fiscal year ended June 30, 1999 $24,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

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

	Selling expenses totaled $7,647,000, or 35.4 percent of net revenues, for the fiscal year ended June 30, 1999, a decrease from $7,867,000, or 45.7 percent of net revenues, for the comparable period ending June 30, 1998. This $220,000 decrease was attributable to a decrease in retail operations costs of $959,000 associated with closing the Company's satellite stores, which more than offset increases in Bear-Gram advertising costs, which includes radio, catalog, Internet and print advertising, of $312,000, increases to call center and customer service costs of $201,000 and increases to design and selling costs associated with the Company's expanded Wholesale/Corporate business segment of $145,000.

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

4.9 Amendment, dated November 3, 1998, between the Company and The Shepherd Group LLC, to the Securities Purchase Agreement dated September 25, 1998 (filed with the Securities and Exchange Commission as exhibit 4.10 to the Company's 10 QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

4.10 Form of Warrant, issued in connection with the private placement of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.11 to the Company's 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

4.12 Warrant to purchase 42,500 shares of the Company's Common Stock, issued to URSA (VT) QRS 12-30, Inc., dated November 3, 1998, in connection with the issuance of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.12 to the Company's 10 QSB for the quarter ended December 31, 1998 and incorporated herein by reference).

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

10.28 Employment and Loan Agreements, dated June 30, 1996, between the Company and R. Patrick Burns (filed with the Securities and Exchange Commission as exhibit 10.28 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33 69898) and incorporated herein by reference).

10.29 Employment Agreement, dated July 1, 1996, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as exhibit 10.29 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33 69898) and incorporated herein by reference).

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

10.38 Binding commitment letter, dated October 10, 1997, from Green Mountain Capital LP, in connection with a $200,000 term loan (filed with the Securities and Exchange Commission as exhibit 10.38 to the Company's 1997 Annual Report 10 KSB (File No. 33-69898) and incorporated herein by reference).

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

10.48 Amendment to Employment Agreement, dated June 11, 1999, between the Company and Elisabeth B. Robert (filed herein).

23.1 Consent of Arthur Andersen, LLP, dated February 8,2000 (filed herein)

24 Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33 69898) and incorporated herein by reference).


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


Dated:  September 28, 1999	By:/s/ Jason Bacon,
					Jason Bacon, Director

Dated:  September 28, 1999	By:/s/ Fred Marks,
					Fred Marks, Director and Chairman
                              of the Board

Dated:  September 28, 1999	By:/s/ Barbara Johnson,
					Barbara Johnson, Director

Dated:  September 28, 1999	By:/s/ Spencer C. Putnam,
					Spencer C. Putnam, Director, Vice
                              President and Secretary

Dated:  September 28, 1999	By:/s/  Elisabeth B. Robert,
					Elisabeth B. Robert, Director,
                              President, Treasurer,
					Chief Executive Officer and Chief
					Financial Officer

Dated:  September 28, 1999	By:/s/ Thomas Shepherd,
                              Thomas Shepherd, Director

Dated:  September 28, 1999 	By:/s/ T. Nathanael Shepherd,
					Director

                        The Vermont Teddy Bear Co., Inc.
                     Amendment 1 to Form 10-KSB Annual Report


Index To Financial Statements

                                                                        Page

Report of Independent Public Accountants                                 28

Balance Sheets as of June 30, 1999 and 1998                              29

Statements of Operations for the Years Ended June 30, 1999
  and 1998                                                               30

Statements of Stockholders' Equity for the Years Ended
  June 30, 1999 and 1998                                                 31

Statements of Cash Flows for the Years Ended June 30, 1999
  And 1998                                                               32

Notes to Financial Statements                                            33

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


							ARTHUR ANDERSEN LLP


Boston, Massachusetts
August 20, 1999




                         THE VERMONT TEDDY BEAR CO., INC.
                                 Balance Sheet
                            June 30, 1999 and 1998

                                                1999              1998
                 ASSETS

Cash, cash equivalents(includes restricted      $5,342,483 	     $1,527,052
 cash of $363,000 and $361,000 respectively)
Accounts receivable, trade                         338,285           51,538
Inventories                                      2,036,074        2,396,245
Prepaid expenses and other current assets          469,928          444,229
Deferred income taxes                              150,405          233,203
                                                ----------       ----------
    Total Current Assets                         8,337,175        4,652,267

Property and equipment, net                      8,157,784        8,844,475
Deposits and other assets                        1,002,769          903,110
Note receivable                                     57,500           87,500
                                                 ---------        ---------
    Total Assets                               $17,555,228      $14,487,352
                                               ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term notes payable                       $         -      $    45,603

Current portion of:
   Long-term debt                                  162,302          231,133
   Capital lease obligations                       217,884          225,738
Accounts payable                                 2,603,109        1,846,042
Accrued expenses                                   810,493          916,191
Income taxes payable                                35,000                -
                                                ----------       ----------
   Total Current Liabilities                     3,828,788        3,264,707

Long-term debt, net of current portion             167,644          338,317
Capital lease obligations, net of current portion5,530,298        5,748,182
Deferred income taxes                              150,405          233,203
                                                ----------       ----------
   Total Liabilities                            $9,677,135       $9,584,409

Advances from Series B Preferred stockholders   $  493,508       $        -

Series C Convertible Redeemable Preferred Stock
   Authorized 110 shares; 62.4 shares issued and
   outstanding, $624,000 liquidation value.        387,879                -

Stockholders' Equity:
Preferred stock, $.05 par value:
   Authorized 1,000,000 shares Series A; issued
    and outstanding, 90 shares at June 30, 1999
    and June 30, 1998.                           1,116,000        1,044,000
   Authorized 375,000 shares Series B;
    204,912 shares issued, outstanding 27,942
    and 204,912 shares at June 30, 1999 and
    1998 respectively.                               1,397           10,245
Common stock, $.05 par value:
   Authorized 20,000,000 shares: issued
    5,719,638 shares, outstanding 5,696,618
    shares and issued 5,195,733 shares,
    outstanding 5,183,733 shares at June 30,
    1999 and 1998 respectively.                    285,982          259,787
Additional paid-in capital                      10,891,616       10,587,316
Treasury stock at cost: 23,020 shares and
    12,000 shares at June 30, 1999 and
    June 30, 1998 respectively.                   (117,500)        (106,824)
Accumulated deficit                             (5,180,789)      (6,891,581)
                                               ------------     ------------
    Total Stockholders' Equity                 $ 6,996,706      $ 4,902,943

    Total Liabilities and Stockholders' Equity $17,555,228      $14,487,352
                                               ===========      ============

The accompanying notes are an integral part of these financial statements.



                       THE VERMONT TEDDY BEAR CO., INC.
                           Statements of Operations
                  For the Years Ended June 30, 1999 and 1998


                                                 1999             1998
Net Revenues                                    $21,583,885      $17,207,543
Cost of Goods Sold                                8,432,829        7,397,450
                                                -----------      -----------
    Gross Profit                                 13,151,056        9,810,093

Selling, General and Administrative Expenses:
    Selling Expenses                              7,646,996        7,866,843
    General and Administrative Expenses           3,082,935        3,031,716
                                                 ----------       ----------
                                                 10,729,931       10,898,559
                                                 ----------       ----------
    Operating Income(Loss)                        2,421,125       (1,088,466)
Interest Income                                      71,828           26,126
Interest Expense                                   (614,390)        (650,572)
Other Income                                           (443)          29,243
                                                 ----------       ----------
    Income(Loss) Before Income Taxes              1,878,120       (1,683,669)
Income Tax Provision                                (35,000)               0
                                                 ----------       ----------
    Net Income(Loss)                              1,843,120		(1,683,669)
Series A Preferred Stock Dividends                  (72,000)         (72,000)
Series C Preferred Stock Dividends                  (24,000)
Accretion of Original Issue Discount in connection
  With Series C preferred Stock Warrants            (36,328)               0
                                                 ----------       ----------
Net Income (Loss)-Common Stockholders             1,710,792       (1,755,669)
                                                 ==========       ==========
Basic Net Income(Loss) Per Common Share               $0.32           ($0.34)
                                                 ==========       ==========
Diluted Net Income(Loss) Per Common Share             $0.22           ($0.34)
                                                 ==========       ==========
Weighted Average Number of Common
  Shares Outstanding                              5,396,148        5,172,475
                                                 ==========       ==========
Weighted Average Number of Diluted
  Common Shares Outstanding                       7,846,926        5,172,475
                                                 ==========       ==========

The accompanying notes are an integral part of these financial statements.

                      THE VERMONT TEDDY BEAR CO., INC.
                     Statements of Stockholders' Equity
                     Years Ended June 30, 1999 and 1998

                                    Preferred Stock "A"    Preferred Stock "B"
                                  Shares       Amount      Shares      Amount
                                  ----------------------   --------------------

Balance at June 30, 1997               90     $972,000       204,912   $10,245
Exercise of Common Stock Options        -            -             -        -
Preferred Stock Dividends               -      $72,000             -        -
Net Loss                                -            -             -        -
                                  ----------------------   --------------------
Balance at June 30, 1998               90   $1,044,000       204,912   $10,245

Exercise of Common Stock Options        -            -             -        -
Series B Conversion to Common           -            -      (176,970)  ($8,848)
Original Issue Discount-
    Series C Preferred                  -            -             -        - Accretion of Original Issue
    Discount-Series C Preferred         -            -             -        -
Preferred Stock Dividends               -      $72,000             -        -
Treasury Stock Purchase                 -            -             -        -
Net Income                              -            -             -        -
                                  --------------------     -------------------
Balance at June 30, 1999               90   $1,116,000        27,942    $1,397


                                        Common Stock     Additional   Treasury
                                   Shares        Amount   Paid-in       Stock
                                                          Capital
                                  ----------------------  --------------------

Balance at June 30, 1997        5,172,750     $258,638   $10,565,482 ($106,824)

Exercise of Common Stock Options   22,983       $1,149       $21,834         -
Preferred Stock Dividends               -            -             -         -
Net Loss                                -            -             -         -
                                ------------------------  ---------------------
Balance at June 30, 1998        5,195,733     $259,787   $10,587,316 ($106,824)

Exercise of Common Stock Options   48,916       $2,446       $46,752         -
Series B Conversion to Common     474,989      $23,749      ($14,901)        - Original Issue Discount-
  Series C Preferred                    -            -      $272,449         -
Accretion of Original Issue
  Discount-Series C Preferred           -            -             -         -
Preferred Stock Dividends               -            -             -         -
Treasury Stock Purchase                 -            -      ($10,676)        -
Net Income                              -            -             -         -
                                ------------------------  ---------------------
Balance at June 30, 1999        5,719,638     $285,982   $10,891,616 ($117,500)



                                            Accumulated    Stockholders'
                                              Deficit         Equity
                                            -----------    -------------

Balance at June 30, 1997                    ($5,135,912)      $6,563,629

Exercise of Common Stock Options                     --          $22,983
Preferred Stock Dividends                      ($72,000)              $0
Net Loss                                    ($1,683,669)     ($1,683,669)
                                            -----------     ------------
Balance at June 30, 1998                    ($6,891,581)      $4,902,943

Exercise of Common Stock Options                     --          $49,198
Series B Conversion to Common                        --               $0
Original Issue Discount-Series C Preferred           --         $272,449
Accretion of Original Issue Discount-
  Series C Preferred                           ($36,328)        ($36,328)
Preferred Stock Dividends                      ($96,000)        ($24,000)
Treasury Stock Purchase                              --         ($10,676)
Net Income                                   $1,843,120       $1,843,120
                                            -----------     ------------
Balance at June 30, 1999                    ($5,180,789)      $6,996,706


                           The Vermont Teddy Bear Co., Inc.
                              Statements of Cash Flows
                      For the Years Ended June 30, 1999 and 1998

                                                  1999              1998
Cash flows from operating activities
Net Income (loss)                                $1,843,120     $(1,683,669)
Adjustments to reconcile net income (loss)
  to net cash provided by(used for)
  operating activities:
     Depreciation and amortization                  906,174         955,045
     Loss on disposal of fixed assets                30,975         135,633
     Changes in assets and liabilities:
     Accounts receivable, trade                    (286,747)         (5,234)
     Inventories                                    360,171         906,068
     Prepaid and other current assets               (25,699)        (57,282)
     Deposits and other assets                     (145,603)       (662,696)
     Note Receivable                                 30,000           7,500
     Accounts payable                               757,067        (716,494)
     Accrued expenses and other liabilities        (105,698)        330,844
     Income Taxes                                    35,000              --
                                                 ----------      ----------
Net cash provided by(used for)
  operating activities                            3,398,760        (790,285)

Cash flows from investing activities:
  Purchase of property and equipment               (214,265)        (98,172)
  Proceeds from sale of fixed assets                  9,751          40,888
                                                 ----------      ----------
Net cash used for investing activities             (204,514)        (57,284)
Cash flows from financing activities:
  Borrowings of short-term debt                          --         313,136
  Borrowings of long-term debt                           --         216,785
  Payments of short-term debt                       (45,603)       (817,533)
  Payments of long-term debt                       (239,504)     (3,463,430)
  Proceeds from sale-leaseback of
    building and property                                --       5,863,874
  Principal payments on capital lease obligations  (225,738)       (202,767)
  Issuance of common stock, exercise of
    stock options                                    49,198          22,983
  Issuance of preferred stock                       600,000              --
  Advance from Series B Preferred stockholders
    for warrant exercise                            493,508              --
  Purchase of Treasury Stock                        (10,676)             --
                                                 ----------      ----------
Net cash provided by financing activities           621,185       1,933,048
                                                 ----------      ----------

Net increase in cash and cash equivalents         3,815,431       1,085,479

Cash and cash equivalents, beginning of period    1,527,052         441,573
                                                 ----------      ----------

Cash and cash equivalents, end of period         $5,342,483      $1,527,052
                                                 ==========      ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                              612,290         653,214
Cash paid for taxes                                      --           3,734

Supplemental Disclosures of Non-cash Investing
  and Financing Activities:
Capital lease from sale-leaseback of
  building and property                                  --       5,863,874
Conversion of preferred stock to common stock         8,848              --

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

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:


                                                        Years Ended
                                                    6/30/99     6/30/98

Weighted average number of shares
used in basic EPS calculation                     5,396,148   5,172,475


Add: Common Shares Issuable Upon
     Exercise of:
          Stock Options                           1,907,724           -
          Warrants                                1,308,245           -
          Convertible Preferred Stock             1,144,271           -

          Total Common Shares Issuable            4,360,240           -
                                                  ---------    --------
Less: Shares repurchased under treasury
      Stock method                               (1,909,462)          -


Weighted average number of shares
used in diluted EPS calculation                   7,846,926    5,172,475
                                                  =========    =========

	Diluted weighted average shares outstanding for 1999 exclude 118,963 potential common shares because the price of the options was greater than the average market price of the common stock for that period. Diluted weighted average shares outstanding for 1998 exclude 3,132,802 potential common shares from stock options, warrants and convertible preferred stock because to include such shares would have been anti-dilutive due to the Company's net loss in that year.

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

	(2)	Inventories

		Inventories consist of the following at June 30, 1999 and 1998:

                                               1999              1998
     Raw materials                         $   390,082       $   457,847
     Work-in-process                           195,908            21,804
     Finished goods                          1,450,084         1,916,594
                                          ------------      ------------
                                           $ 2,036,074       $ 2,396,245
                                          ============      ============

(3)   Property and Equipment

      Property and equipment consist of the following at June 30, 1999 and 1998:

                                              1999               1998
Land and land improvements               $  1,398,528       $  1,398,528
Building                                    6,668,134          6,668,134
Equipment                                   3,667,851          3,504,435
Furniture and fixtures                        375,452            381,548
Vehicles                                      103,515            127,664
Leasehold improvements                         46,265             65,375
                                         ------------       ------------
                                         $ 12,259,745       $ 12,145,684

Less - Accumulated depreciation
  and amortization                          4,101,961          3,301,209
                                         ------------       ------------
                                         $  8,157,784       $  8,844,475
                                         ============       ============

Depreciation and amortization expense for the years ended June 30, 1999, and 1998 was $906,174 and $955,045, respectively.


(4)	Related Party Transactions

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


The Company's long-term debt consists of the following at June 30, 1999 and 1998:

                                                       1999         1998

12.0% Green Mountain Capital L.P. notes payable       $ 310,204    $ 463,674
   (see detailed discussion above)

7.0% Job Development Authority notes, due in monthly
   installments through April 1999, secured by inventory,
   equipment, and trade accounts receivable                  --	    11,884


9.0% Note payable to bank, due in monthly installments
   through December 2001, secured by a vehicle               --       13,395

8.5% Note payable to financing services, due
 in monthly installments   through June 2003,
 secured by a vehicle                                    13,972       16,785

7.5% Note payable to North Creek Partners, due in
monthly installments through March 2007                      --       48,784

9.8% Note payable to financing services, due in
monthly installments through December 1999,
secured by a vehicle                                      5,770       14,928
                                                       --------     --------

                                                      $ 329,946    $ 569,450

Less - Current portion                                  162,302      231,133
                                                      ---------    ---------

Long-term debt, net of current portion                $ 167,644    $ 338,317
                                                      =========    =========


	Certain debt agreements contain covenants that require the Company to, among other things, restrict certain activities, meet certain financial covenants, and periodically submit financial information. As of June 30, 1999, the Company was in compliance with the covenants or had obtained waivers for all covenants for the year ended June 30, 1999.

	Scheduled future long-term debt maturities are as follows:

Period ending June 30,
2000                         $ 162,302
2001                           100,068
2002                            43,628
2003                            23,948
2004                                 -
Thereafter                           -
                             ---------
                             $ 329,946
                             =========

     As of June 30, 1999 and 1998, the Company had no outstanding letters of credit.

(6)	Commitments and Contingencies

	Leases

     On May 30, 1996 the Company entered into a five-year operating lease for a retail location in North Conway, New Hampshire. On July 29, 1998 in accordance with the provisions of its lease, the Company formally notified its landlord of the North Conway, New Hampshire location of its intent to close its retail store, and as a result, terminated its lease obligation effective February 1, 1999.

     On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but has moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September 14, 1999. No decision has been issued. The Company has accrued management's estimated cost of $195,000 to settle this contingency but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

     In addition, the Company leases various equipment under noncancelable capital lease agreements. Capital leases and noncancelable operating leases at June 30, 1999 require the following annual minimum lease payments:



                                               Capital           Operating
                                                Leases             Leases
2000                                         $    749,458	   $   526,965
2001                                              657,666          447,257
2002                                              652,400          373,995
2003                                              652,400          385,098
2004                                              652,400          388,082
Thereafter                                      8,535,567          847,000
                                             ------------      -----------
Total minimum lease payments                 $ 11,899,891      $ 2,968,397
Less-Amounts representing interest           $  6,151,709      ===========
                                             ------------
Present value of lease payments              $  5,748,182
Less-Current installments                         217,884
                                             ------------
Long-term portion                            $  5,530,298
                                             ============

	The original cost and net book value of assets under capital lease at June 30, 1999 and 1998 was $7,494,680 and $6,371,084, and $7,494,680 and $6,647,142,
respectively. Rental expense under operating leases for the years ended June 30, 1999 and 1998 was $114,575 and $528,252, respectively.


	Contingencies

     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. The Company recorded $125,000 as a receivable in 1997 for the second installment of royalties owed which is included in other assets as of June 30, 1999 in the accompanying financial statements. At that time, the Company had no notice or knowledge that payment of the royalty was disputed by Tyco. After notice of a dispute, the Company did not record any further receivables.

     On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord has not answered or asserted counter-claims, but has moved to dismiss the action based on purported documentary evidence, the lease, itself. The motion has been fully briefed and was submitted to the Court on September 14, 1999. No decision has been issued. The Company has accrued management's estimated cost of $195,000 to settle this contingency but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.


(7)	Income Taxes

		The provision for income taxes for the years ended June 30, 1999 and
1998 was comprised of the following:



                                      Year Ended		  Year Ended
                                     June 30, 1999          June 30, 1998
Current-
Federal                               $   35,000             $       -
State                                      3,000                     -
                                      ----------              --------
                                          38,000                     -


Deferred-
Federal                                        -                     -
State                                          -                     -
                                      ----------              --------
                                               -                     -
                                      ----------              --------

Income tax provision (benefit)        $        -              $      -
                                      ==========              ========


The components of the net deferred tax asset as of June 30, 1999 and 1998 are presented below:

Deferred tax assets-
   Vacation accrual                       $    58,130      $      44,753
   Net operating loss carryforwards         1,680,000          2,303,590
   Inventories                                 48,892             48,892
   Severance accrual                           10,000             44,105
   Contribution carryforwards                  97,346            117,736
   Deferred rent                               37,891             37,891
   Other                                       52,916             52,705
   Valuation allowance                     (1,834,770)        (2,416,469)
                                          -----------       ------------
Total deferred tax assets                 $   150,405       $    233,203

Deferred tax liabilities-
   Prepaid expenses                       $   (21,020)      $    (21,229)
   Property and equipment                    (129,385)          (211,974)
                                          -----------       ------------
Total deferred tax liabilities            $  (150,405)      $   (233,203)

Net deferred tax asset                    $         -       $          -
                                          ===========       ============

	The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 1999 and 1998:

                                            Year Ended         Year Ended
                                          June 30, 1999      June 30, 1998

Statutory Federal tax rate                     34%               (34%)
Alternative Minimum Taxes                       2%                 -
Utilization of Net Operating
     Loss Carryforwards                       (34%)                -
Valuation allowance for deferred tax assets     -                 34%
                                              -----              -----
Income tax provision (benefit)                  2%                 -%
                                              =====              =====

     At June 30, 1999, the Company has federal income tax net operating loss
(NOL) carryforwards of approximately $4.2 million. The NOL carryforwards expire in varying amounts through 2013. In addition, as a result of the change in tax reporting year-end to June 30, 1995, certain amounts of the NOL carryforwards (approximately $1.7 million) are available for use ratably over a six-year period beginning June 30, 1996. In addition, the Tax Reform Act of 1986 included certain provisions relating to changes in stock ownership that, if triggered, could result in limitations on the utilization of the NOLs. The Company has calculated and assessed the impact of certain changes in its ownership and has determined that there are no limitations, except as described above, on its ability to use its NOLs.


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

     Series C

	On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five-year period.

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:

                                               Shares	         Amount

Issuance of Series C Preferred Stock             60          $ 600,000

Less: Discount related to
      Warrant Issuance                                       $(272,449)

Add:  Series C Preferred Stock Dividend           2.4	       $  24,000

Add: 	Accretion of Discount Related to
      Warrant Issuance                                       $  36,328
                                                             ---------
                                                             $ 387,879
                                                             =========

	Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the
accompanying warrants carry certain anti-dilution provisions.   The Series C
Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the fiscal year ended June 30, 1999 $24,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.


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

         June 30, 1999                             June 30, 1998

Warrant    Exercise    Expiration        Warrant     Exercise     Expiration
Shares      Price         Date           Shares       Price         Date
-------    --------    ----------        -------     --------     ----------
519,266    $ 1.000       7/2/1999         60,000      $ 6.005       8/3/1998
 49,130      2.565      4/21/2001        115,000       15.348     11/23/1998
150,611      1.310      7/18/2004        519,266        1.000       7/2/1999
100,000      1.000     12/26/2004        100,000        1.000     12/26/2004
495,868      1.050      11/3/2005         45,150        2.791      4/12/2001
 42,500      1.050      11/3/2005        150,611        1.310      7/18/2004


(10)	Stock Options

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


                                                                  Weighted
                                          Exercise                 Average
                             Number of      Price    Remaining   Contractual
                               Shares       Range     Average       Life
                             -----------  --------  ---------  -------------
Outstanding, June 30, 1997   1,447,019  $1.00 - $6.50   $1.06     8.6 years
   Granted                     178,500  $1.00 - $1.75   $1.22
   Exercised                   (22,983)     $1.00       $1.00
   Cancelled                   (25,271) $1.00 - $1.25   $1.01
Outstanding, June 30, 1998   1,577,265  $1.00 - $6.50   $1.09     7.9 years
  Granted                      440,000  $1.00 - $3.56   $1.38
  Exercised                    (48,916) $1.00 - $1.25   $1.01
  Cancelled                    (37,125) $1.00 - $6.50   $3.84
Outstanding, June 30, 1999   1,931,224  $1.00 - $3.56   $1.10     7.5 years

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



                                                            Weighted
                                       Number of          Average Price
                                        Shares              Per Share

Outstanding June 30, 1997               18,500               $1.87
   Granted                              20,500                1.15
   Exercised                                 -                   -
   Cancelled                            (3,500)               1.05
                                        ------               -----
Outstanding, June 30, 1998              35,500               $1.53
   Granted                              10,833               $2.01
   Exercised                                 -                   -
   Cancelled                                 -               $   -
                                        ------               -----
Outstanding, June 30, 1999              46,333               $1.64

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

                                   1999        1998
                                   ----        ----
Risk-free interest rate             5.60%       6.0%
Expected dividend yield                0%         0%
Expected volatility                131.0%     121.0%
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

                                               1999                1998
Net Income (Loss) As Reported               $1,710,792         ($1,755,670)
                  Pro Forma                    833,797         ( 2,541,875)
Basic EPS         As Reported                    $0.32              ($0.34)
                  Pro Forma                       0.15               (0.49)
Diluted EPS       As Reported                     0.22               (0.34)
                  Pro Forma                       0.11               (0.49)


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

     The Company actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

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


------------
EXHIBIT 23.1
------------

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



Boston, Massachusetts
February 8,2000



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



