Form 10QSB
period 1999-12-31
VERMONT TEDDY BEAR CO INC
filed 2000-02-14
CIK 912960

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549
                             Form 10-QSB



(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     December 31, 1999   .

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,452,716 shares of Common Stock, $.05 par value per share, as of December 31, 1999.

Transitional Small Business Disclosure Format (check one):
Yes     ; No  X .

                        The Vermont Teddy Bear Co., Inc.
                              Index to Form 10-QSB
                                December 31, 1999


                                                                Page No.

Part I - Financial Information

     Financial Statements

        Balance Sheet as of December 31, 1999                        3

        Statements of Operations for the Three and Six
        Months ended December 31, 1999                               4

        Statements of Cash Flows for the Three and Six
        Months ended December 31, 1999                               5

        Notes to Financial Statements                                6

     Management's Discussion and Analysis                           11

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Stockholders       17

     Item 5.  Other Information                                     18

     Item 6.  Exhibits and Reports on Form 8-K                      18


Signatures                                                          24


                        THE VERMONT TEDDY BEAR CO., INC.
                                  Balance Sheet
                                December 31, 1999
                                   (Unaudited)

                  ASSETS
	Cash, cash equivalents(includes restricted           $4,233,477
        cash of $365,000)
      Accounts receivable, trade                            1,008,241
      Inventories                                           3,245,170
      Prepaid expenses and other current assets               588,499
      Deferred income taxes                                   150,405
                                                           ----------
      Total Current Assets                                  9,225,792

      Property and equipment, net                           8,057,311
      Deposits and other assets                             1,334,350
      Note receivable                                          42,500
                                                          -----------
           Total Assets                                   $18,659,953
                                                          ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current portion of:
       Long-term debt                                     $       845
       Capital lease obligations                              166,157
     Accounts payable                                       2,896,696
     Accrued expenses                                         819,640
     Income taxes payable                                           -
                                                          -----------
           Total Current Liabilities                        3,883,338
                                                          ===========
     Long-term debt, net of current portion                         -
     Capital lease obligations, net of current portion      5,460,672
     Deferred income taxes                                    150,405
                                                          -----------
           Total Liabilities                              $ 9,494,415

     Series C Convertible Redeemable Preferred Stock
       Authorized 110 shares; 64.2 shares issued and
       outstanding, $642,000 liquidation value.               433,125

     Stockholders' Equity:
       Preferred stock, $.05 par value:
       Authorized 1,000,000 shares Series A; issued
       and outstanding, 90 shares.                          1,152,000
       Authorized 375,000 shares Series B; 204,912
       shares issued, No shares outstanding.                        -
     Common stock, $.05 par value:
       Authorized 20,000,000 shares: issued 6,475,736
       shares, outstanding 6,452,716 shares.                  323,787
     Additional paid-in capital                            11,551,383
     Treasury stock at cost: 23,020 shares.                  (117,500)
     Accumulated deficit                                   (4,177,257)
                                                           ----------
           Total Stockholders' Equity                     $ 8,732,413

           Total Liabilities and Stockholders' Equity     $18,659,953
                                                          ===========

The accompanying notes are an integral part of these financial statements.





                    THE VERMONT TEDDY BEAR CO., INC.
                        Statements of Operations
       For the Three and Six Months Ended December 31, 1999 and 1998
                              (Unaudited)


                               Three Months Ended             Six Months Ended
                            12/31/99       12/31/98       12/31/99      12/31/98
Net Revenues                 $7,638,170  $4,805,029     $12,522,797  $7,851,749
Cost of Goods Sold            3,127,295   1,868,581       5,056,249   3,128,055
                             ----------  ----------     -----------  ----------
     Gross Profit             4,510,875   2,936,448       7,466,548   4,723,694

Selling, General and Administrative Expenses:
     Selling Expenses         2,733,595   1,937,085       4,531,336   3,035,031
     General and
      Administrative Expenses   927,548     743,856       1,649,985   1,397,349
                             ----------  ----------      ----------  ----------
                              3,661,143   2,680,941       6,181,321   4,432,380
                             ----------  ----------      ----------  ----------
Operating Income                849,732     255,507       1,285,227     291,314
Interest Income                  32,535       9,691          71,020      20,216
Interest Expense               (140,974)   (154,332)       (287,184)   (312,185)
Other Income                      2,245         361          15,715         966
                             ----------  ----------      ----------  ----------
   Income Before Income Taxes   743,538     111,227       1,084,778         311
Income Tax Provision                  -           -               -           -
                             ----------  ----------      ----------  ----------
   Net Income                   743,538     111,227       1,084,778         311
Series A Preferred
 Stock Dividends                (18,000)    (18,000)        (36,000)    (36,000)
Series C Preferred
 Stock Dividends                 (9,000)     (6,000)        (18,000)     (6,000)
Accretion of Original Issue
 Discount in connection with
 Series C preferred stock       (13,623)     (9,082)        (27,246)     (9,082)
                             ----------  ----------      ----------  ----------
Net Income (Loss)-
 Common Stockholders            702,915      78,145       1,003,532     (50,771)
                             ==========  ==========      ==========  ==========

Basic Net Income(Loss)
 Per Common Share                 $0.11       $0.02           $0.16      ($0.01)
                             ==========  ==========      ==========  ==========

Diluted Net Income(Loss)
 Per Common Share                 $0.08       $0.01           $0.12      ($0.01)
                             ==========  ==========      ==========  ==========

Weighted Average Number of
 Common Shares Outstanding    6,357,720   5,195,908       6,246,265   5,189,820
                             ==========  ==========      ==========  ==========

Weighted Average Number of
 Diluted Common Shares
 Outstanding                 8,641,761    5,620,645       8,511,597   5,189,820
                            ==========   ==========      ==========  ==========

The accompanying notes are an integral part of these financial statements.


                              THE VERMONT TEDDY BEAR CO., INC.
                                 Statements of Cash Flows
                   For the Six Months Ended December 31, 1999 and 1998
                                      (Unaudited)


                                                     1999            1998
Cash flows from operating activities
Net Income                                           $1,084,778      $ 311
Adjustments to reconcile net income to net cash
  provided by(used for) operating activities:
      Depreciation and amortization	                    457,189    482,501
      Gain/Loss on disposal of fixed assets                (958)    29,315
      Changes in assets and liabilities:
        Accounts receivable,trade                      (669,956)  (100,620)
        Inventories                                  (1,209,096)    17,337
        Prepaid and other current assets               (118,571)  (134,358)
        Deposits and other assets                      (357,345)   (95,640)
        Accounts payable                                293,587     27,335
        Accrued expenses and other liabilities            9,147   (227,940)
        Income Taxes                                    (35,000)         -
                                                     ---------- ----------
Net cash provided by(used for) operating activities    (546,225)    (1,759)

Cash flows from investing activities:
  Purchases of property and equipment                  (354,195)   (86,292)
  Proceeds from sale of fixed assets                     24,201      1,751
  Note Receivable	                                       15,000     15,000
                                                     ----------  ---------
  Net cash used for investing activities               (314,994)   (69,541)

Cash flows from financing activities:
  Payments of short-term debt                                 -    (45,603)
  Payments of long-term debt                           (329,101)   (95,489)
  Principal payments on capital lease obligations      (121,353)   (10,130)
  Issuance of common stock, exercise of stock options   172,011     42,997
  Issuance of common stock, Series B warrant exercise    30,656          -
Issuance of preferred stock                                   -    600,000
  Purchase of Treasury Stock                                  -    (10,676)
                                                     ----------  ---------
Net cash provided by(used for) financing activities    (247,787)   381,099
                                                     ----------  ---------
Net increase(decrease) in cash and cash equivalents  (1,109,006)   309,799

Cash and cash equivalents, beginning of period        5,342,483  1,527,052
                                                     ---------- ----------

Cash and cash equivalents, end of period             $4,233,477 $1,836,851
                                                     ========== ==========
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                  282,834    311,135
Cash paid for income taxes                               35,000          -

Supplemental Disclosures of Non-cash Investing
 and Financing Activities:
Conversion of preferred stock to common stock             1,397          -
Series B Warrant exercise for common stock              524,164          -
Series C preferred stock dividends                       18,000      6,000
Accretion of original issue discount in connection
 With Series C preferred stock                           27,246      9,082

The accompanying notes are an integral part of these financial statements.






Notes to Financial Statements
-----------------------------

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

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:







                             Three Months Ended       Six Months Ended
                           12/31/99     12/31/98    12/31/99    12/31/98

Weighted average number
of shares used in basic
EPS calculation            6,357,720   5,195,908    6,246,265  5,189,820

Add: Common Shares
Issuable Upon Exercise of:
  Stock Options           1,666,757      509,511    1,666,757          -
  Warrants                  738,109    1,162,060      738,109          -
  Convertible Pref Stock    611,377    1,123,571      611,377          -
                          ---------    ---------    ---------  ---------

Total Common
Shares Issuable           3,016,243    2,795,142    3,015,243          -

Less: Shares repurchased
under treasury
Stock method               (732,202)  (1,370,405)    (749,911)         -

Weighted average number
of shares used in diluted
EPS calculation           8,641,761    5,620,645    8,511,597  5,189,820
                          =========    =========    =========  =========


     Diluted weighted average shares outstanding for the three and six months ended December 31, 1999 exclude 5,500 and 6,500 potential common shares because the price of the options was greater than the average market price of the common stock for those periods respectively. Diluted weighted average shares outstanding for the three months ended December 31, 1998 exclude 257,241 potential common shares and warrants because the price of the options and warrants was greater than the average market price of the common stock for that period.


New Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requiring computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 beginning July 1, 1999. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

     In April 1998, the American Institute of Certified Public
Accountants issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities, requiring all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred.
The Company adopted SOP 98-5 beginning July 1, 1999. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.


Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. The Company adopted the statement in its quarter ending March 31, 1998. The Company does not have any other items of comprehensive income. As such, comprehensive income is equal to net income as presented in the consolidated statements of operations.


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


Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at December 31, 1999:

Raw materials             $  566,896
Work in process              325,259
Finished goods             2,353,015
                          ----------
                          $3,245,170
                          ==========



Debt and Borrowings

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

     During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment, which is currently the fastest growing segment of the Company's business.



                         Bear-Gram        Retail      Wholesale/
                         Service        Operations    Corporate

                         ---------      ----------    ----------
THREE MONTHS
ENDED 12/31/99
Net Revenues         	$5,653,282     $  681,299     $1,303,589
Cost of Goods Sold       2,090,738        261,537        775,020
Gross Margin             3,562,544        419,762        528,569
Gross Margin %               63.0%          61.6%          40.6%


THREE MONTHS
ENDED 12/31/98
Net Revenues            $3,854,082      $ 558,088        $392,859
Cost of Goods Sold       1,427,243        248,946         192,392
Gross Margin             2,426,839        309,142         200,467
Gross Margin %               63.0%          55.4%           51.0%



                        Bear-Gram         Retail         Wholesale/
                        Service         Operations       Corporate
                        ---------       ----------       ----------
SIX MONTHS
ENDED 12/31/99
Net Revenues           $8,569,236       $1,897,407       $2,056,154
Cost of Goods Sold      3,084,086          704,963        1,267,200
Gross Margin            5,485,150        1,192,444          788,954
Gross Margin %              64.0%            62.9%            38.4%


SIX MONTHS
ENDED 12/31/98
Net Revenues           $5,694,299       $1,693,054         $464,396
Cost of Goods Sold      2,157,834          724,345          245,876
Gross Margin            3,536,465          968,709          218,520
Gross Margin %              62.1%            57.2%            47.1%


Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.



Management's Discussion and Analysis
------------------------------------

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


Results of Operations
---------------------

Comparison of the three-month periods ended December 31, 1999 and 1998.

     Net revenues for the three month period ended December 31, 1999 totaled $7,638,000, a 59.0 percent increase from net revenues of $4,805,000 for the three-month period ended December 31, 1998. By business segment, Bear-Gram gift delivery service revenues, which include radio, internet, and direct mail revenues, rose $1,799,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site. Net revenues from the wholesale/corporate segment, which includes licensing revenues, increased $911,000 as the Company added several new customers in the corporate affinity market and increased sales to its largest wholesale customer, Zany Brainy, Inc. Retail revenues increased $123,000. Increases in revenue at the Shelburne, Vermont factory retail location of $148,000 more than offset revenues of $25,000 lost due to the closing of the company's satellite retail store location in North Conway, New Hampshire which was in operation during a portion of the quarter ended December 31, 1998.

     Gross margin increased to $4,511,000 for the quarter ended December
31, 1999, from $2,936,000 for the quarter ended December 31, 1998. As a percentage of net revenues, gross margin decreased to 59.1 percent from
61.1 percent for the three-month periods ended December 31, 1999, and 1998. Decreases in gross margin percent resulted primarily from increased wholesale/corporate segment revenues at a lower margin. This decrease more than offset the increases in gross margin percent resulting from the increased revenues and higher margins in the retail segment as the factory store introduced imported products with higher unit margins. Gross margin percent for the Bear-Gram segment remained constant as the Company began operation of its new manufacturing facility in Newport, Vermont on November 1, 1999.

     Selling expenses increased to $2,734,000 for the three-month period December 31, 1999, from $1,937,000 for the three-month period ended December 31, 1998. This $797,000 increase was attributable to an increase in Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs, of $594,000, increases to call center and customer service costs of $181,000, and increases to design and selling costs associated with the Company's expanded wholesale/corporate business segment of $32,000. These increases were offset by decreases in retail operations costs of $10,000 associated with closing the Company's satellite retail store in North Conway, New Hampshire which was in operation during a portion of the three months ended December 31, 1998. Selling expenses as a percentage of revenues were 35.8 percent and 40.3 percent for the three months ended December 31, 1999 and 1998 respectively.

     General and administrative expenses were $928,000 for the quarter ended December 31, 1999, compared to $744,000 for the quarter ended December 31, 1998. This increase to general and administrative costs was primarily due to increased order processing fees from higher net revenues of $82,000, and severance costs associated with departure of Spencer Putnam, former Vice President of Operations, of $57,000. Due to increased net revenues, general and administrative expenses decreased as a percentage of net revenues to 12.1 percent for the three months ended December 31, 1999, from 15.5 percent for the three months ended December 31, 1998.

     As a result of the foregoing factors, net income to common stockholders totaled $703,000 for the quarter ended December 31, 1999, compared to a net income to common stockholders of $78,000, for the quarter ended December 31, 1998.


Comparison of the six-month periods ended December 31, 1999 and 1998.

     Net revenues for the six month period ended December 31, 1999 totaled $12,523,000, a 60.0 percent increase from net revenues of $7,852,000 for the six month period ended December 31, 1998. By business segment, Bear-Gram gift delivery service revenues, which include radio, internet, and direct mail revenues, rose $2,875,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site. Net revenues from the wholesale/corporate segment, which includes licensing revenues, increased $1,592,000 as the Company added several new customers in the corporate affinity market and increased sales to its largest wholesale customer, Zany Brainy, Inc. Retail revenues increased $204,000. Increases in revenue at the Shelburne, Vermont factory retail location of $406,000 more than offset revenues of $202,000 lost due to the closing of the company's satellite retail stores in Freeport, Maine and North Conway, New Hampshire, which were in operation during a portion of the six months ended December 31, 1998.

     Gross margin increased to $7,467,000 for the six months ended December 31, 1999, from $4,724,000 for the six months ended December 31, 1998. As a percentage of net revenues, gross margin decreased to 59.6 percent from 60.2 percent for the six month periods ended December 31, 1999, and 1998. Decreases in gross margin percent resulted primarily from increased wholesale/corporate segment revenues at a lower margin. This decrease more than offset the increases in gross profit margin percent in both the Bear-Gram and Retail segments as the Company introduced new products in these segments with higher unit margins.

     Selling expenses increased to $4,531,000 for the six month period December 31, 1999, from $3,035,000 for the six month period ended December 31, 1998. This $1,496,000 increase was primarily due to increased Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs, of $1,146,000, increased customer service and call center costs of $281,000, and increases to design and selling costs associated with the Company's expanded wholesale/corporate business segment of $69,000. The Shelburne retail operation increases were offset by decreases in the costs associated with closing the Company's satellite retail stores. Selling expenses as a percentage of revenues were 36.2 percent and 38.7 percent for the six months ended December 31, 1999 and 1998, respectively.

     General and administrative expenses were $1,650,000 for the six months ended December 31, 1999, compared to $1,397,000 for the six months ended December 31, 1998. This increase to general and administrative costs was primarily due to increased order processing fees resulting from higher net revenues of $82,000, and severance costs associated with the departure of Spencer Putnam, former Vice President of Operations of $57,000. Due to increased sales, general and administrative expenses decreased as a percentage of net revenues to
13.2 percent for the six months ended December 31, 1999, from 17.8 percent for the six months ended December 31, 1998.

     As a result of the foregoing factors, net income to common stockholders totaled $1,004,000, for the six months ended December 31, 1999, compared to a net loss to common stockholders of $51,000, for the six months ended December 31, 1998.


Liquidity and Capital Resources
-------------------------------

     As of December 31, 1999, the Company's cash position decreased to $4,233,000, from $5,342,000 at June 30, 1999. Restricted cash balances at these dates were $365,000 and $363,000, respectively. The largest component of restricted cash at December 31, 1999 and June 30, 1999 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. Cash decreased primarily as the result of increases to inventory and accounts receivable and payments on long term debt. Inventories increased as a result of quantities of materials and teddy bear outfits and accessories imported from overseas for Valentine's Day for which delivery was received prior to December 31, 1999 to reduce exposure to Year 2000 risks. Accounts receivable increases are due to higher revenues in the wholesale/corporate segment to customers who are offered payment terms. The increase in payment of long term debt is attributed to the early retirement of debt owed to Green Mountain Capital. On November 5, 1999, the loan together with all other remaining indebtedness to Green Mountain Capital in the amount of $259,000 was paid in full.

     On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five year period.

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:


                                            Shares        Amount
                                            ------        ------
Issuance of Series C Preferred Stock          60         $ 600,000

Less: Discount related to
      Warrant Issuance                                   $(272,449)

Add:  Series C Preferred Stock Dividend        2.4       $  24,000

Add:  Accretion of Discount Related to
      Warrant Issuance                                   $  36,328
                                                         ---------
                                                         $ 387,879
                                                         =========

     Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry
certain anti-dilution provisions.   The Series C Preferred Stock has a
cumulative preferred dividend of six percent per annum, payable quarterly. As of December 31, 1999, $42,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

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

     On July 12, 1996, the Company privately placed $550,000 of Series B convertible Preferred Stock. The 204,912 shares, $.05 par value, of Series B Convertible Preferred Stock were issued to twelve individuals. Series B stockholders are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 14, 1997, subject to certain anti-dilution rights. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and on February 3, 1999, 176,970 shares of Series B Convertible Preferred Stock was converted into 474,989 shares of the Company's Common Stock.
On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On or about July 3, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,265 shares of the Company's Common Stock. The Company received $523,692 in consideration for these shares. As of June 30, 1999 $493,508 was classified as advances from Series B Stockholders on the Company's balance sheet. As of December 31, 1999, the total consideration for these shares is classified as equity in Common Stock on the balance sheet.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.


Contingencies
-------------

     On January 13, 2000 the Company along with Zany Brainy, Inc. and in cooperation with the Consumer Product Safety Commission voluntarily recalled 15,500 miniature skateboard key chains attached to Z.Z. Jamboarder teddy bears which were designed and imported by the Company exclusively for Zany Brainy. The Company determined after shipping that the skateboards' wheels can come off, posing a choking hazard to young children. The Company is aware of two reports of wheels coming off
these skateboards, but no injuries have been reported.   Zany Brainy
sold the teddy bears with key chains nationwide through their stores, website and catalog from November 1999 through December 1999.

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

     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. On January 10, 2000, motions for summary judgement by the Company and Tyco were denied and the case will be scheduled for a trial of disputed factual issues. No trial date is set. The Company recorded $125,000 as a receivable in 1997 for the second installment of royalties owed which is included in other assets as of December 31, 1999 in the accompanying financial statements. At that time, the Company had no notice or knowledge that payment of the royalty was disputed by Tyco. After notice of a dispute, the Company did not record any further receivables.


Year 2000 Disclosure
--------------------

     The Company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. Key financial, information processing and operating systems, including accounting, point of sale, phone, manufacturing, shipping and facilities systems were updated to year 2000 compliance in the fiscal year ended June 30, 1999.

     Virtually all of these modifications or replacements were made in order for the Company to handle increased order volume in addition to enabling transactions to process properly in the year 2000. Therefore, the cost of changes directly related to addressing year 2000 compliance were not significant to the financial statements.

     As a contingency, the Company scheduled all raw materials and outfits needed from offshore vendors for manufacture of its Valentine's Day product to be delivered prior to December 31, 1999. The Company experienced no adverse effects from the year 2000 change, however no assurance can be given with respect to any potential adverse effects on the Company of any failure by other parties due to future year 2000 related problems.


Item 4.  Submission of Matters to a Vote of Stockholders
--------------------------------------------------------

     No matter was submitted to a vote of security holders during the second quarter of the fiscal year covered by this report.



Item 5.  Other Business
-----------------------

     On September 29, 1999 the Company entered into a one year lease with four one year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. Annual lease payments are $42,000. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of January 15, 2000 there were 55 full time employees in the Newport facility manufacturing complete teddy bears, from stitching to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

     On November 30, 1999 the Company entered into an eight month lease for 20,000 square feet of warehouse space in Williston, Vermont. Lease payments over the term of the lease total $70,000. This lease replaces the lease for 10,000 square feet of off-site warehouse space in Shelburne, Vermont.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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
upon the consummation of the initial public offering of the Company's Common Stock in November 1993 (filed with the Securities and Exchange Commission as exhibit 4.1 to the Company's 1993 Annual Report on Form 10 KSB (File No. 33-69898) and incorporated herein by reference).

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

4.7	Stock Purchase Warrant Agreement, dated July 10, 1997, between the
Company and	URSA (VT) QRS-30, Inc., in conjunction with the sale
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
the Company and The Shepherd Group LLC, in connection with the Company's private placement of sixty shares of Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 10.47 to the Company's 1998 Annual Report 10-KSB (File No. 33 69898) and incorporated herein by reference).

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
QRS-30, Inc., regarding the sale-leaseback of the Company's headquarters in Shelburne, Vermont (filed with the Securities and Exchange Commission as exhibit 10.37 to the Company's 1997 Annual Report 10-KSB (File No. 33 69898) and incorporated herein by reference).

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


Reports on Form 8-K
-------------------

     There were no reports filed on Form 8-K during the three-month period ended December 31, 1999.


Signatures
----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The Vermont Teddy Bear Co., Inc.

Date:  February 14, 1999      /s/ Elisabeth B. Robert,
                              ------------------------
Elisabeth B. Robert,
                              Chief Executive Officer and
                              Chief Financial Officer