Form 10QSB
period 2000-03-31
VERMONT TEDDY BEAR CO INC
filed 2000-05-15
CIK 912960

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB


(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,464,216 shares of Common Stock, $.05 par value per share, as of March 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes     ; No  X .

                       The Vermont Teddy Bear Co., Inc.
                            Index to Form 10-QSB
                               March 31, 2000


                                                                      Page No.

Part I - Financial Information

Financial Statements

    Balance Sheet as of March 31, 2000                                     3

    Statements of Operations for the Three and Nine
     Months ended March 31, 2000                                           4

    Statements of Cash Flows for the Three and Nine
     Months ended March 31, 2000                                           5

    Notes to Financial Statements                                          6

Management's Discussion and Analysis                                      11

Part II - Other Information

Item 4.     Submission of Matters to a Vote of Stockholders               17

Item 6.     Exhibits and Reports on Form 8-K                              17


Signatures                                                                23





                THE VERMONT TEDDY BEAR CO., INC.
                          Balance Sheet
                         March 31, 2000
                          (Unaudited)


                           ASSETS

Cash, cash equivalents(includes restricted            $ 6,447,863
    cash of $365,000)
Accounts receivable, trade                                467,252
Inventories                                             3,366,583
Prepaid expenses and other current assets                 647,892
Deferred income taxes                                     150,405
                                                      -----------
          Total Current Assets                         11,079,995
                                                      ===========

Property and equipment, net                             8,120,957
Deposits and other assets                                 939,201
Note receivable                                            35,000
                                                      -----------
          Total Assets                                $20,175,153
                                                      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of:
   Long-term debt                                     $     -
   Capital lease obligations                             139,290
Accounts payable                                       2,574,076
Accrued expenses                                         993,552
Income taxes payable                                     100,000
                                                      ----------
          Total Current Liabilities                    3,806,918

Long-term debt, net of current portion                      -
Capital lease obligations, net of current portion      5,424,618
Deferred income taxes                                    150,405
                                                      ----------
          Total Liabilities                           $9,381,941

Series C Convertible Redeemable Preferred Stock
   Authorized 110 shares; 65.1 shares issued and
   outstanding, $651,000 liquidation value.              455,748

Stockholders' Equity:
Preferred stock, $.05 par value:
   Authorized 1,000,000 shares Series A; issued
   And outstanding, 90 shares.                         1,170,000
   Authorized 375,000 shares Series B; 204,912
   shares issued, No shares outstanding.                    -
Common stock, $.05 par value:
   Authorized 20,000,000 shares: issued 6,487,236
   shares, outstanding 6,464,216 shares.                 324,362
Additional paid-in capital                            11,562,308
Treasury stock at cost: 23,020 shares.                  (117,500)
Accumulated deficit                                   (2,601,706)
                                                     -----------
          Total Stockholders' Equity                 $10,337,464

          Total Liabilities and Stockholders' Equity $20,175,153
                                                     ===========

The accompanying notes are an integral part of these financial statements.



                THE VERMONT TEDDY BEAR CO., INC.
                    Statements of Operations
   For the Three and Nine Months Ended March 31, 2000 and 1999
                          (Unaudited)


                               Three Months Ended        Nine Months Ended
                             03/31/00     03/31/99    03/31/00        03/31/99
                           -----------   ----------   -----------    ----------
Net Revenues               $10,921,316   $7,280,441   $23,444,113   $15,132,190
Cost of Goods Sold           3,818,232    2,638,783     8,874,481     5,766,838
                           -----------   ----------   -----------    ----------
   Gross Profit              7,103,084    4,641,658    14,569,632     9,365,352

Selling, General and Administrative Expenses:
  Selling Expenses           4,089,403    2,486,568     8,620,739     5,521,599
  General and
     Administrative Expenses 1,229,566      821,241     2,879,551     2,218,590
                           -----------   ----------   -----------    ----------
                             5,318,969    3,307,809    11,500,290     7,740,189
                           -----------   ----------   -----------    ----------
  Operating Income           1,784,115    1,333,849     3,069,342     1,625,163
Interest Income                 55,628       23,296       126,648        43,512
Interest Expense              (132,026)    (154,471)     (419,210)     (466,656)
Other Income                       101          150        15,816         1,116
                           -----------   ----------   -----------    ----------
   Income Before Income
      Taxes                  1,707,818    1,202,824     2,792,596     1,203,135
Income Tax Provision           (91,644)       -           (91,644)        -
   Net Income                1,616,174    1,202,824     2,700,952     1,203,135
Series A Preferred
   Stock Dividends             (18,000)     (18,000)      (54,000)      (54,000)
Series C Preferred Stock
   Dividends                    (9,000)      (9,000)      (27,000)      (15,000)
Accretion of Original Issue
   Discount in connection
   with Series C preferred
   stock warrants              (13,623)     (13,623)      (40,869)      (22,705)
                           -----------   ----------   -----------     ---------
Net Income-Common
   Stockholders              1,575,551    1,162,201     2,579,083     1,111,430
                           ===========   ==========   ===========     =========

Basic Net Income Per
   Common Share                  $0.24        $0.21         $0.41         $0.21
                           ===========   ==========   ===========    ==========
Diluted Net Income Per
  Common Share                   $0.18        $0.16         $0.30         $0.17
                            ==========   ==========   ===========    ==========
Weighted Average Number of
   Common Shares Outstanding 6,457,958    5,516,160     6,316,316     5,297,012
                            ==========   ==========   ===========    ==========

Weighted Average Number of
   Diluted Common Shares
   Outstanding               8,678,471   7,175,489      8,572,840     6,532,918
                            ==========  ==========    ===========    ==========


The accompanying notes are an integral part of these financial statements.



                         THE VERMONT TEDDY BEAR CO., INC.
                            Statements of Cash Flows
                For the Nine Months Ended March 31, 2000 and 1999
                                 (Unaudited)

                                                           2000         1999
                                                         ----------  ----------
Cash flows from operating activities
Net Income					                     $2,700,952  $1,203,135
Adjustments to reconcile net income to net cash
   provided by(used for) operating activities:
     Depreciation and amortization				      620,016     693,640
     Gain/Loss on disposal of fixed assets                     (958)     29,315
     Changes in assets and liabilities:
        Accounts receivable,trade                          (128,967)     15,707
        Inventories                                      (1,330,509)    (26,797)
        Prepaid and other current assets                   (177,964)   (129,854)
        Deposits and other assets                            24,917     (97,105)
        Accounts payable                                    (29,033)    878,238
        Accrued expenses and other liabilities              183,059     (76,962)
        Income Taxes                                         65,000         -
                                                         ----------  ----------
Net cash provided by operating activities                 1,926,513   2,489,317

Cash flows from investing activities:
   Purchase of property and equipment                      (567,781)   (124,878)
   Proceeds from sale of fixed assets                        24,201       1,751
   Note Receivable                                           22,500      22,500
                                                         ----------  ----------
Net cash used for investing activities                     (521,080)   (100,627)

Cash flows from financing activities:
   Payments of short-term debt                                  -       (45,603)
   Payments of long-term debt                              (329,946)   (186,980)
   Principal payments on capital lease obligations         (184,274)   (167,234)
   Issuance of common stock, exercise of stock options      183,511      44,848
   Issuance of common stock, Series B warrant exercise       30,656         -
   Issuance of preferred stock                                  -       600,000
   Purchase of Treasury Stock                                   -       (10,676)
                                                         ----------  ----------
Net cash provided by(used for) financing activities        (300,053)    234,355
                                                         ----------  ----------
Net increase in cash and cash equivalents                 1,105,380   2,623,045

Cash and cash equivalents, beginning of period            5,342,483   1,527,052
                                                         ----------  ----------
Cash and cash equivalents, end of period                 $6,447,863  $4,150,097
                                                         ==========  ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid for interest                                   414,860     465,081
   Cash paid for taxes                                       47,212         -

Supplemental Disclosures of Non-cash Investing and Financing Activities:
   Conversion of preferred stock to common stock              1,397       8,848
   Series B Warrant exercise for common stock               524,164         -

The accompanying notes are an integral part of these financial statements.



Notes to Financial Statements
-----------------------------

Basis of Presentation

     The interim financial statements of The Vermont Teddy Bear Co., Inc. (the Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1999, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.


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

    The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:

                                    Three Months Ended       Nine Months Ended
                                  03/31/00     03/31/99    03/31/00   03/31/99
                                  ---------------------    -------------------


Weighted average number
of shares used in basic
EPS calculation                    6,457,958    5,516,160   6,316,316  5,297,012

Add: Common Shares
Issuable Upon Exercise of:
  Stock Options                    1,656,257      763,082   1,656,757    901,036
  Warrants                           738,109    1,361,801     738,109  1,312,671
  Convertible Pref Stock            619,947      657,105     619,947    657,105

Total Common
Shares Issuable                    3,014,313    2,781,988   3,014,813  2,870,812

Less: Shares repurchased under
  Treasury Stock method             (793,800)  (1,122,659)   (758,289) 1,634,906


Weighted average number of shares
  used in diluted EPS calculation  8,678,471  	7,175,489   8,572,840  6,532,918
                                   =========    =========   =========  =========

     Diluted weighted average shares outstanding for the three and nine months ended March 31, 2000 exclude 10,500 and 10,000 potential common shares because the price of the options was greater than the average market price of the common stock for those periods respectively. Diluted weighted average shares outstanding for the three and nine months ended March 31, 1999 exclude 86,130 and 102,255 potential common shares and warrants because the price of the options and warrants was greater than the average market price of the common stock for that period.


New Accounting Pronouncements

     The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the first quarter of fiscal 2000, and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. The Company does not expect this new guidance to have a material effect on the Company's results of operations or financial position.


Capitalized Software Costs

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requiring computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 beginning July 1, 1999. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.


Start-up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities, requiring all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred. The Company adopted SOP 98-5 beginning July 1, 1999. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.


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


Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at March 31, 2000:

Raw materials               $  500,064
Work in process                290,815
Finished goods               2,575,704
                            ----------
                            $3,366,583
                            ==========

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


                            Bear-Gram      Retail     Wholesale/
                             Service     Operations   Corporate
                            ---------    ----------   ----------
THREE MONTHS
ENDED 03/31/00
Net Revenues              $10,509,310    $  321,859   $   90,147
Cost of Goods Sold          3,676,496       134,539        7,197
                          -----------    ----------   ----------
Gross Margin                6,832,814       187,320       82,950
Gross Margin %                  65.0%         58.2%        92.0%


THREE MONTHS
ENDED 03/31/99
Net Revenues              $6,929,629        239,813     $110,999
Cost of Goods Sold         2,512,941         88,786       37,056
                          ----------     ----------    ---------
Gross Margin               4,416,688        151,027       73,943
Gross Margin %                 63.7%          63.0%        66.6%


                          Bear-Gram         Retail    Wholesale/
                           Service        Operations  Corporate
                          ---------       ----------  ----------
NINE MONTHS
ENDED 03/31/00
Net Revenues   		$19,078,546       $2,219,266  $2,146,301
Cost of Goods Sold        6,760,582          839,502   1,274,397
                        -----------       ----------  ----------
Gross Margin             12,317,964        1,379,764     871,904
Gross Margin %                64.6%            62.2%       40.6%


NINE MONTHS
ENDED 03/31/99
Net Revenues            $12,623,928       $1,932,867    $575,395
Cost of Goods Sold        4,670,775          813,131     282,932
                        -----------       ----------    --------
Gross Margin              7,953,153        1,119,736     292,463
Gross Margin %                63.0%            57.9%       50.8%


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


Results of Operations

Comparison of the three-month periods ended March 31, 2000 and 1999.

     Net revenues for the three month period ended March 31, 2000 totaled $10,921,000, a 50.0 percent increase from net revenues of $7,280,000 for the three-month period ended March 31, 1999. By business segment, Bear-Gram gift delivery service revenues, which include radio, internet, and direct mail revenues, rose $3,578,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site. Net revenues from the wholesale/corporate segment, which includes licensing revenues, decreased $21,000 as the Company bought back $102,000 of inventory from one of its wholesale customers, Zany Brainy, Inc., to sell through the Company's Shelburne, Vermont retail location. Retail revenues at the Company's Shelburne, Vermont factory retail location increased $82,000.

     Gross margin increased to $7,103,000 for the quarter ended March 31, 2000, from $4,642,000 for the quarter ended March 31, 1999. As a percentage of net revenues, gross margin increased to 65.0 percent from 63.8 percent for the three-month periods ended March 31, 2000, and 1999. The increase in gross margin percent resulted primarily from the increased revenues and higher margins in the Bear-Gram segment as the Company introduced products with higher unit margins. These higher margins were partially offset by a lower gross margin percent in the retail segment due to the product mix sold. The wholesale/ corporate gross margin for the quarter does not reflect usual gross margins, but was skewed by an inventory buyback from Zany Brainy, Inc. of product they purchased in the previous quarter. The wholesale/corporate gross margin without the buyback was 65.3 percent which compares to the three month period ended March 31, 1999 of 66.6 percent.

     Selling expenses increased to $4,089,000 for the three-month period March 31, 2000, from $2,487,000 for the three-month period ended March 31, 1999. This $1,602,000 increase was attributable to an increase in Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs, of $932,000, increases to call center and customer service costs of $605,000, increases to design and selling costs associated with the Company's expanded wholesale/ corporate business segment of $34,000 and increases to retail operations costs of $31,000. Selling expenses as a percentage of revenues were 37.4 percent and 34.2 percent for the three months ended March 31, 2000 and 1999 respectively.

     General and administrative expenses were $1,230,000 for the quarter ended March 31, 2000, compared to $821,000 for the quarter ended March 31, 1999. This increase to general and administrative costs was primarily due to officer and employee bonus accruals of $210,000, increased order processing fees from higher net revenues of $99,000, increased Information Technology support costs of $50,000, and increased accounting and consulting fees of $16,000. General and administrative expenses as a percentage of net revenues were 11.3 percent for the three months ended March 31, 2000 and March 31, 1999.

    The Company has provided approximately $91,000 for estimated federal income taxes for the three months ended March 31, 2000 based on the year to date financial results. There was no income tax provision during the same periods of 1999.

     As a result of the foregoing factors, net income to common stockholders totaled $1,576,000 for the quarter ended March 31, 2000, compared to a net income to common stockholders of $1,162,000, for the quarter ended March 31, 1999.



Comparison of the nine-month periods ended March 31, 2000 and 1999.

     Net revenues for the nine month period ended March 31, 2000 totaled $23,444,000, a 54.9 percent increase from net revenues of $15,132,000 for the nine month period ended March 31, 1999. By business segment, Bear-Gram gift delivery service revenues, which include radio, internet, and direct mail revenues, rose $6,455,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site. Net revenues from the wholesale/corporate segment, which includes licensing revenues, increased $1,571,000 as the Company added several new customers in the corporate affinity market and increased sales to its largest wholesale customer, Zany Brainy, Inc. Retail revenues increased $286,000. Increases in revenue at the Shelburne, Vermont factory retail location of $488,000 more than offset a decrease of $202,000 due to the closing of the company's satellite retail stores in Freeport, Maine and North Conway, New Hampshire, which were in operation during a portion of the nine months ended March 31, 1999.

     Gross margin increased to $14,570,000 for the nine months ended March 31, 2000, from $9,365,000 for the nine months ended March 31, 1999. As a percentage of net revenues, gross margin increased to 62.1 percent from 61.9 percent for the nine month periods ended March 31, 2000, and 1999. Increases in gross profit margin percent resulted primarily from the introduction of new products with higher unit margins in both the Bear-Gram and Retail segments. These increases were partially offset by decreases in gross margin percent resulting primarily from increased wholesale/corporate segment revenues at a lower margin.

     Selling expenses increased to $8,621,000 for the nine month period March 31, 2000, from $5,522,000 for the nine month period ended March 31, 1999. This $3,099,000 increase was primarily due to increased Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs, of $2,079,000, increased customer service and call center costs of $887,000, and increases to design and selling costs associated with the Company's expanded wholesale/ corporate business segment of $103,000. The Shelburne retail operation increases of $169,000 were offset by decreases in the costs associated with closing the Company's satellite retail stores of $138,000. Selling expenses as a percentage of revenues were 36.8 percent and 36.5 percent for the nine months ended March 31, 2000 and 1999, respectively.

     General and administrative expenses were $2,880,000 for the nine months ended March 31, 1999, compared to $2,219,000 for the nine months ended March 31, 1999. This increase to general and administrative costs was primarily due to officer and employee bonus accruals of $210,000, increased order processing fees resulting from higher net revenues of $181,000, increased Information Technology support costs of $113,000, increased accounting and consulting fees of $68,000, and severance costs associated with the departure of Spencer Putnam, former Vice President of Operations of $57,000. Due to increased sales, general and administrative expenses decreased as a percentage of net revenues to 12.3 percent for the nine months ended March 31, 2000, from 14.7 percent for the nine months ended March 31, 1999.

 The Company has provided approximately $91,000 for estimated federal income taxes for the nine months ended March 31, 2000 based on the year to date financial results. There was no income tax provision during the same periods of 1999.

     As a result of the foregoing factors, net income to common stockholders totaled $2,579,000, for the nine months ended March 31, 2000, compared to a net income to common stockholders of $1,111,000, for the nine months ended March 31, 1999.


Liquidity and Capital Resources

     As of March 31, 2000, the Company's cash position increased to $6,448,000, from $5,342,000 at June 30, 1999. Restricted cash balances at these dates were $365,000 and $363,000, respectively. The largest component of restricted cash at March 31, 2000 and June 30, 1999 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. Cash increases provided by operating income, issuances of common stock and a decrease in accrued expenses were partially offset by increases in inventories, purchases of equipment, and payments on the long term debt. Inventories increased as a result of quantities of materials and teddy bear outfits and accessories imported from overseas to maintain sufficient inventory levels associated with increased net revenues. The increase in payment of long term debt is attributed to the early retirement of debt owed to Green Mountain Capital. On November 5, 1999, the loan together with all other remaining indebtedness to Green Mountain Capital in the amount of $259,000 was paid in full.

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

     The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:

                                                   Shares             Amount

Issuance of Series C Preferred Stock                 60            $  600,000

Less: Discount related to Warrant Issuance                         $ (272,449)

Add:  Series C Preferred Stock Dividend               5.1          $   51,000

Add: 	Accretion of Discount Related to
      Warrant Issuance                                             $   77,197
                                                                   ----------
                                                                   $  455,748
                                                                   ==========

     Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the
accompanying warrants carry certain anti-dilution provisions.   The Series C
Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. As of March 31, 2000, $51,000 of dividends were accrued.
The dividends are required to be paid in additional shares of Series C
Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.


	Contingencies

      On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, after the Company terminated the lease on written notice to the landlord, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. The parties have unsuccessfully attempted to resolve their disputes and are presently engaged in discovery. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. On January 10, 2000, motions for summary judgement by the Company and Tyco were denied and the case will be scheduled for a trial of disputed factual issues.
No trial date is set. The Company recorded $125,000 as a receivable in 1997 for the second installment of royalties owed which is included in other assets as of March 31, 2000 in the accompanying financial statements. At that time, the Company had no notice or knowledge that payment of the royalty was disputed by Tyco. After notice of a dispute, the Company did not record any further receivables.


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
Elisabeth B. Robert (filed with the Securities and Exchange Commission as exhibit 10.29 to the Company's 1996 Annual Report on Form 10-KSB (File No. 33-
9898) and incorporated herein by reference).

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


Reports on Form 8-K

     There were no reports filed on Form 8-K during the three-month period ended March 31, 2000.




Signatures
----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         The Vermont Teddy Bear Co., Inc.

Date:  May 15, 2000                      /s/ Elisabeth B. Robert
                                         --------------------------------,
                                         Elisabeth B. Robert,
                                         Chief Executive Officer and
                                         Chief Financial Officer