Form 10KSB
period 2000-06-30
VERMONT TEDDY BEAR CO INC
filed 2000-09-18
CIK 912960

U.S. Securities and Exchange Commission
                    Washington, D.C. 20549
                     Form 10-KSB

Check the appropriate box:
[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       [Fee Required]
       For the fiscal year ended June 30, 2000.
[   ]  Transition report under Section 13 or 15(d) of the Exchange Act
       [No Fee Required]
         For the transition period from _______________ to _______________.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended June 30, 2000 were $33,332,475

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on September 13, 2000, as reported on NASDAQ, was $13,698,148.

As of September 13, 2000, there were 6,780,996 shares of the issuer's common stock issued and 6,757,976 shares outstanding.

                      Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-KSB:

Proxy Statement for 2000 Annual Meeting of the issuer's stockholders: Part III, Items 9, 10, 11 and 12. Transitional Small Business Disclosure Format (check
one): Yes      ; No   X  .

                         The Vermont Teddy Bear Co., Inc.
                         2000 Form 10-KSB Annual Report


                              Table of Contents

Part I                                                        Page
Item 1.    Description of Business                              3

Item 2.    Description of Property                             10

Item 3.    Legal Proceedings                                   11

Item 4.    Submission of Matters to a Vote of Security
           Holders                                             12

Part II
Item 5.    Market for Common Equity and Related
           Stockholder Matters                                 12

Item 6.    Management's Discussion and Analysis or Plan
           of Operation                                        15

Item 7.    Financial Statements                                20

Item 8.    Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure              20

Part III
Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
           of the Exchange Act                                 20

Item 10.   Executive Compensation	                              20

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management                                      20

Item 12.   Certain Relationships and Related Transactions      21

Item 13.	Exhibits and Reports on Form 8-K                    21

Signatures	                                                    28

Index to Financial Statements                                  28


Part I.

Item 1.  Description of Business

     Founded in 1981 and incorporated in 1984, The Vermont Teddy Bear Co., Inc. (the "Company"), with its principal offices located at 6655 Shelburne Road, Shelburne, Vermont, is a designer, manufacturer, and direct marketer of teddy bears and related products.


     Principal Business Segments and Distribution Methods

     In accordance with new accounting rules adopted for the fiscal year ended June 30, 2000, the Company has identified the following segments within its business on which it will separately report certain financial results. The largest of the Company's business segments is the Bear-Gram gift delivery service comprising 85.3 percent of the Company's net revenue for the fiscal year ended June 30, 2000. The Company's retail store operations represented 8.4 percent of net revenues, and wholesale, corporate affinity, and licensing programs together were 6.3 of net revenues for the fiscal year ended June 30, 2000.

                     Primary Business Segments
                     (12 months ended June 30)

                             2000    1999    1998    1997    1996
Bear-Gram Service*           85.3%   84.0%   81.2%   80.9%   83.0%
Retail Store Operations       8.4%   11.2%   18.0%   17.7%   12.9%
Wholesale/Corporate           6.3%    4.8%    0.8%    1.4%    4.1%

         * Excludes Bear-Gram revenues from retail operations.

     The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 100 different teddy bear outfits to further customize the teddy bear. Every Bear-Gram gift includes a customized teddy bear made in its Shelburne, Vermont factory, which can be further personalized with embroidery on the outfit, a candy treat, and a personal message on a card all delivered in a colorful box with an "airhole". Orders for the Bear-Gram delivery service are generally placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives, called Bear Counselors. An increasing number of orders, however, are being placed by customers online at the Company's website with forty-one percent of total orders in the Bear-Gram gift delivery service segment placed on line during the month of June 2000, versus twenty-five percent in June 1999. Orders placed by 4:00 p.m. can be shipped the same day; packages are delivered primarily via Federal Express and other carriers by next-day air, two day air or United States Postal Service Priority Mail.

     The Company's Bear-Gram segment sales are heavily seasonal, with Valentine's Day, Mother's Day and Christmas as the Company's largest sales seasons.

     The Company uses primarily the direct response radio distribution channel supported visually by the internet to market its Bear-Gram gift delivery service. Every radio advertisement is now tagged with the Company's website address in addition to its toll free telephone number. The combination of direct response radio and the internet represent 90.2 percent of net revenues in the Bear-Gram segment for the fiscal year ended June 30, 2000. Other avenues of distribution for marketing the Bear-Gram delivery service are direct mail catalogs and print advertisements primarily in magazines which together represent 9.8 percent of net revenues for the same twelve-month period.

      Primary Distribution Methods for the Bear-Gram Segment
                     (12 months ended June 30)

                     2000    1999    1998    1997    1996
                     ----    ----    ----    ----    ----
Radio/Internet       90.2%   87.6%   88.7%   86.5%   91.3%
Direct Mail/Print     9.8%   12.4%   11.3%   13.5%    8.7%

     The Bear-Gram delivery service was first introduced on a small scale in 1985. Throughout the 1980's, however, the Company's marketing efforts focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram delivery service on radio station WHTZ ("Z-100") in New York City, positioning it as a novel gift for Valentine's Day, and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the service was expanded to other major radio markets across the country. Primarily through the Bear-Gram delivery service, the Company has increased its net revenues from approximately $351,000 in 1989 (the year prior to the initial New York City Bear-Gram campaign) to a peak of $33,332,000 in 2000.

     Since 1990, the Company has expanded the radio advertising of its Bear-Gram delivery service beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States, with significant expansion occurring in the past two years. During its fiscal year ended June 30, 2000, the Company regularly placed advertising on 314 radio stations in eighty radio market areas in the United States. For Valentine's Day in fiscal years ended June 30, 1999 and 2000, the Company advertised on approximately 253 radio stations in 49 different markets, and 513 radio stations in 119 different markets, respectively.

     The Company began taking orders on its website in March of 1997 recognizing that the website provided visual support to the Company's radio advertising campaign across the country and a convenient way for customers to place orders. In December 1997, online orders presented seven percent of total Bear-Gram orders. The percentage has trended upward reaching forty-one percent of total Bear-Gram orders in June 2000.

     The Company includes sales from orders placed on its internet website, www. vermontteddybear.com, with sales generated by direct response radio as it believes that the majority of traffic to the website is generated by radio advertising. All radio advertisements are tagged once with the website address in addition to three mentions of its toll-free number. A total of 2,205,000 unique visitors were recorded during the twelve months ended June 30, 2000, up 183 percent from the 1,206,000 unique visitors received during the twelve months ended June 30, 1999.

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

     The Company also generates Bear-Gram revenues from direct mail initiatives and print advertising. The Company introduced its first catalog for Christmas of 1992, and has an in-house mailing list in excess of 1,200,000 names. During the twelve months ended June 30, 2000, more than 20.8 million circulated pages were mailed to prospective customers. The Company intends to increase the number of circulated pages in the year ahead, primarily by mailing to the increasing names on the in-house mailing list accumulated from orders placed both online and by telephone primarily in response to radio advertising.

     The retail operations business segment was second only to the Bear-Gram delivery service segment in its contribution to the Company's net revenues in the fiscal year ended June 30, 2000, at 8.4 percent of net revenues. The contribution of all retail operations was 11.2% of net revenues for the fiscal year ended June 30, 1999.

     Due to continued unprofitability in the satellite stores, the Company began to reverse its retail expansion strategy during its fiscal year ended June 30, 1998, closing its New York City store on December 7, 1997. The remaining satellite stores were closed during the fiscal year ended June 30, 1999. The Freeport, Maine store was closed in August 1998 and the North Conway, New Hampshire store was closed in October 1998. The Company's very successful factory retail store is the only retail location which remains in operation. The Company actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. The factory drew over 117,000 visitors in the twelve-month period ended June 30, 2000, and has drawn more than 610,000 visitors since moving to its new location in July 1995. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

     The following table shows the Company's largest markets and most frequent reasons given by customers for purchasing the Company's Bear-Gram gifts:

                   Percentage of Bear-Gram revenues
                       (12 months ended June 30)

                      2000     1999     1998     1997     1996
Markets
   New York City      28.4%    37.6%    37.8%    40.8%    35.5%
   Boston             11.0%    12.1%    13.4%    13.2%     9.5%
   Philadelphia        8.7%     9.4%     8.9%    11.6%     8.9%
   Chicago             6.8%     6.0%     6.5%     8.9%     7.3%
   Detroit             6.2%     5.1%     4.0%     3.3%     0.0%
   Los Angeles         4.4%     4.8%     6.3%     5.8%     4.0%




                     Percentage of Bear-Gram orders
                      (12 months ended June 30)

Reasons for Purchases
   Valentine's Day    26.2%    25.2%    27.7%    22.1%    20.8%
   Mother's Day       14.5%    12.7%     9.3%     6.0%     7.4%
   Birthdays          11.1%    11.5%    11.8%    11.6%    13.4%
   New Births          9.0%    10.4%    11.6%    10.3%    12.8%
   Get Wells           9.6%    10.4%    11.0%     9.7%    12.0%
   Christmas           7.0%     8.7%     8.4%     5.6%     8.6%

     During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment. The Wholesale/Corporate business segment accounted for 6.3% of net revenues for fiscal year ended June 30, 2000. While numerous corporate affinity programs involve the Company's Vermont Teddy Bear brand bear, manufactured at the Shelburne Vermont factory, the largest orders involve teddy bear products which were designed by the Company and manufactured off shore. The Company also sells wholesale its Make-A Friend for Life teddy bears designed and imported by the Company to Zany Brainy, Inc., an educational toy store chain based in King of Prussia, Pennsylvania. Zany Brainy's retail customers participate in the making of their own teddy bear in the Make-A-Friend-for-Life kiosks in select Zany Brainy locations. It is the Company's intention to terminate this arrangement effective on or before November 30, 2000 due to Zany Brainy's inability to achieve certain minimum purchases called for under an agreement with the Company.

     Each corporate and wholesale program varies to meet the needs of the Company's corporate or wholesale customer but every teddy bear labeled by the Company carries a lifetime guarantee. The Company has partnered with several factories in China that meet the Company's stringent quality and fair labor standards. All imported teddy bears are identified with a co-branded label and a tag that reads "designed and imported by The Vermont Teddy Bear Company." Recently, the Company has further adjusted its positioning relative to off-shore products by identifying them as products of "VTBC Design, an import division of The Vermont Teddy Bear Co."


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

     With the advent of the Internet, many small companies have started web sites that allow customers to order bears and have them delivered in a manner similar to Bear-Gram gifts. The Company vigorously defends trademark infringement when it appears on these web-sites, and continues to police the Internet for such infringement.

     There are no material barriers to entry into this market, and accordingly, there can be no assurance that additional companies will not seek to compete directly with the Company, including those with greater resources than the Company.


     Principal Products

     From its inception, the Company's primary focus has been to design, manufacture and market the best teddy bears made in America. Until recently, the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain of its products from China for its corporate and wholesale business segment. However, convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning, the Company remains committed to preserving and growing its Shelburne, Vermont based manufacturing operation to make the classic Vermont Teddy Bear brand bear for the Bear-Gram gift delivery service. On November 1, 1999, the Company opened an additional manufacturing facility in Newport, Vermont, which now employs 74 people in all aspects of teddy bear manufacturing. The Company sources plush fabric and other materials from China and other offshore suppliers for its Shelburne-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously the Company has relied on a single domestic source of supply for plush fabric.

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

     The Company produces many different sizes of its Vermont Teddy Bear brand bears, ranging from 11" to 36" tall, in six standard colors. In addition, certain limited edition bears are produced of mohair which vary in size. Virtually all of the Company's Vermont Teddy Bear brand bears have moveable joints and faux-suede paw pads, features associated with traditional, high quality teddy bears.

     Approximately 100 different bear outfits are manufactured, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. Eight-one percent of the outfits were out-sourced to overseas contractors during the twelve months ended June 30, 2000.

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

     Fabric for all teddy bears is cut at the Company's Shelburne and Newport factories prior to being sewn. Sewing of bear parts (arms, legs, bodies, and heads) is done by employees in both locations, as well as by homeworkers and other domestic subcontractors. Once individual parts are sewn, they are returned to the factory for mechanical stuffing. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, hand-stuffing the bodies, and hand-stitching the backs. Each bear is finally outfitted and accessorized in Shelburne by the Company's Bear Dressers(tm) to meet customer requests.


     Patents, Trademarks, and Licenses

     The Company's name and its various logos, are in combination registered trademarks and servicemarks in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Make-A-Friend-For-Life," "Teddy Grams," "Racer Ted" and "BearAnimal." The Company also owns the registered service marks "Bear-Gram", "Bear Counselor," "Vermont Bear-Gram", "Teddy Bear-Gram," and has applications pending to register "Coffee Cub," "The Great American Teddy Bear," "All-American Teddy Bear," "Huffin' Puffin'," "Ted Ex," and "Teddy Express," "Love is in the Bear," "Making the world a better place one bear at a time," "Nothing says you care like a bear," "The creative alternative to flowers," "SendAMERICA," and "SendVERMONT." The Company also owns the registered trademark "Vermont Teddy Bear" in Japan.

     The Company also claims copyright, service mark or trademark protection for its teddy bear designs, its marketing slogans, and its advertising copy, web site pages and promotional literature.


     Employees

     As of June 30, 2000, the Company employed 354 individuals, of whom 166 were employed in production-related functions, 159 were employed in sales and marketing positions, and 29 were employed in general and administrative positions. As of June 30, 2000, 278 of the Company's employees were full time. No employees are members of a union, and the Company believes it enjoys favorable relations with all employees.

     The Company supplements its regular in-house work force with homeworkers who perform production functions at their homes. The level of outsourced work fluctuates with Company production targets; at June 30, 2000, there were 14 homeworkers producing products for the Company. Homeworkers are treated by the Company as independent contractors for all purposes, except for withholding of federal employment taxes. As independent contractors, homeworkers are free to accept or reject work offered by the Company. This working relationship allows the Company to adapt to fluctuations in production requirements.


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

     On September 29, 1999 the Company entered into a one year lease with four one year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. Annual lease payments are $42,000. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 12, 2000 there were 69 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

     On November 30, 1999 the Company entered into an eight month lease for 20,000 square feet of warehouse space in Williston, Vermont. Lease payments over the term of the lease total $70,000. This lease replaced a lease for 10,000 square feet of off-site warehouse space in Shelburne, Vermont.

     On August 3, 1999 the Company entered into a twelve month lease for 4,000 square feet of warehouse space in Shelburne, Vermont. Lease payments over the term of the lease total $28,000.

     On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten year lease with three five year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments are $393,000. The lease begins on September 1, 2000 and will replace the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont.


Item 3.  Legal Proceedings

     On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion
was denied by order entered April 12, 2000.   The parties have unsuccessfully
attempted to resolve their disputes and after engaging in document discovery, the Company has moved for summary judgement on its claims and dismissing the landlord's claims. That motion has been fully briefed and will be argued on October 10, 2000. The parties are conducting depositions during the month of September. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.


     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. The Company recorded $125,000 as a receivable in 1997 for the second installment of royalties owed which is included in other assets as of June 30, 1999 in the accompanying financial statements. At that time, the Company had no notice or knowledge that payment of the royalty was disputed by Tyco. After notice of a dispute, the Company did not record any further receivables. On June 14, 2000 a settlement was reached for $225,000. The Company will recognize a gain in the first quarter of fiscal year 2001 when the cash settlement was received.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters
         Market Information

     At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. To date, NASDAQ has been the principal market for the exchange of the freely tradable shares of the Company's Common Stock. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 1997 and June 30, 2000, the high and low closing bid and closing sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

Quarter Ended     High Bid     Low Bid    High Sales     Low Sales
-------------     --------     -------    ----------     ---------
June 30, 2000       $3.75       $2.50       $3.75          $2.56
March 31, 2000      $4.75       $3.00       $4.81          $3.13
December 31, 1999   $5.09       $3.75       $5.22          $3.69
September 30, 1999  $4.88       $3.13       $5.00          $3.25
June 30, 1999       $3.97       $1.88       $3.97          $1.94
March 31, 1999      $3.81       $1.50       $3.81          $1.44
December 31, 1998   $3.25       $0.50       $3.25          $ .50
September 30, 1998  $1.28       $0.75       $1.44          $ .69
June 30, 1998       $1.53       $1.13       $1.56          $1.13
March 31, 1998      $1.50       $0.88       $1.56          $ .88
December 31, 1997   $2.00       $0.88       $2.13          $ .88
September 30, 1997  $2.06       $1.06       $2.13          $1.13

     Description of Securities

     Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. From March 1, 1996 to June 30, 2000, 438,546 shares of the Company's Common Stock were issued pursuant to the exercise of employee Incentive Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On July 29, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. On December 20, 1999 warrants associated with a loan from Green Mountain Capital were exercised and converted into 100,000 shares of the Company's Common Stock. As a result of these activities, there were 6,757,726 shares of the Company's Common Stock outstanding, held of record by 1622 shareholders as of June 30, 2000.

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

     Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the
accompanying warrants carry certain anti-dilution provisions.   The Series C
Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the fiscal year ended June 30, 2000 $60,000 of dividends were accrued and for the fiscal year June 30 ,1999 $24,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.


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

     The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock was not entitled to receive dividends. The Series C Preferred Stock is entitled to a six percent dividend, to be paid in additional shares of Series C Preferred Stock for the first two and one-half years and thereafter either in cash or Series C Preferred Stock, at the Company's discretion.


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

     Results of Operations

     Comparison of Fiscal Year 2000 and Fiscal Year 1999

     Net revenues for the fiscal year ended June 30, 2000 totaled $33,332,000, an increase of $11,748,000 from net revenues of $21,584,000 for the fiscal year ended June 30, 1999. By business segment, Bear-Gram gift delivery service revenues, which include radio, internet, and direct mail revenues, increased $10,291,000 attributable to increased sales from the expansion of the Company's direct response radio advertising campaign in to new markets around the country and www.vermontteddybear.com web-site. Net revenues from retail store operations increased by $406,000. Increases in net revenue at the Shelburne, Vermont factory retail location of $607,000 more than offset revenues of $201,000 lost due to the closing of the Company's satellite retail store location in North Conway, New Hampshire and Freeport, Maine, which were in operation during a portion of the fiscal year ended June 30, 1999. Net revenues from the Wholesale/Corporate segment, which includes licensing revenues, increased $1,051,000 as the Company added several new customers in the wholesale and corporate affinity markets.

     Gross margin increased by $7,865,000 to $21,016,000 for the fiscal year ended June 30, 2000, from $13,151,000 for the fiscal year ended June 30, 1999. As a percentage of net revenues, gross margin increased to 63.1 percent for the fiscal year ended June 30, 2000, from 60.9 percent for the fiscal year ended June 30, 1999. The increase in gross margin percent resulted primarily from the increased revenues and higher margins in the Bear-Gram, Retail, and Corporate/Wholesale segments as the company introduced products with higher unit margins, and lower costs associated with imported teddy bear outfits.

     Selling expenses increased to $12,759,000, or 38.3 percent of net revenues, for the fiscal year ended June 30, 2000, from $7,647,000, or 35.4 percent of net revenues, for the comparable period ending June 30, 1999. This $5,112,000 increase was attributable to an increase in Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs of $3,747,000, increases to call center and customer service costs of $1,159,000 associated with higher volume, increases to the design and selling costs associated with the company's expanded wholesale/corporate business segment of $137,000, and increases to retail operations costs of $69,000.

     General and administrative expenses were $3,966,000 for the fiscal year ended June 30, 2000, compared to $3,083,000 for the twelve-month period ended June 30, 1999. As a percentage of net revenues, general and administrative expenses were 11.9 percent for the fiscal year ended June 30, 2000, compared to
14.3 percent for the fiscal year ended June 30, 1999.   This increase to general
and administrative costs was primarily due to officer and employee bonus accruals of $290,000, increased order processing fees from higher net revenues of $273,000, increased Information Technology support costs of $175,000, increased accounting and finance consulting fees of $52,000, and increased building/maintenance costs of $94,000 due to increased utilization of the Company's Shelburne facility and the start up of its Newport, Vermont manufacturing facility.

     Interest expense decreased to $553,000 for fiscal year ended June 30, 2000, compared to $614,000 for the comparable period ending June 30, 1999. Interest income increased to $206,000 as a result of larger average cash balances in the fiscal year ended June 30, 2000, compared to $72,000 for fiscal year ended June 30, 1999.

     The company has recorded a tax provision of approximately $125,000 for current income taxes after utilizing substantially all of the remainder of its net operating loss carryforward (NOL).

     As a result of the foregoing factors, the net income to Common Stockholders for the fiscal year ended June 30, 2000 was $3,683,000, compared to a net income to Common Stockholders of $1,711,000 for the twelve months ended June 30, 1999.

     Liquidity and Capital Resources

     As of June 30, 2000, the Company's cash position increased to $8,738,000, from $5,342,000 at June 30, 1999. Of the $8,738,000, $366,000 is classified as restricted cash; there was $363,000 of restricted cash at June 30, 1999. The largest component of the restricted cash is $302,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Chittenden Bank (formerly Vermont National Bank) and was required to be maintained as part of the Company's sale-leaseback transaction. Cash increases provided by net income, an increase to accounts payable and accrued expenses, and issuances of common stock more than offset increases in inventory, equipment purchases, and payment on long term debt. Inventories increased as a result of quantities of materials and teddy bear outfits and accessories from overseas to maintain sufficient inventory levels associated with increased net revenues.
The increase in payment of long-term debt is attributed to the early retirement of debt owed to Green Mountain Capital. On November 5, 1999 the loan together with all other remaining indebtedness to Green Mountain Capital in the amount of $259,000 was paid in full.


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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:

                                             Share        Amount
Balance Series C, Preferred Stock
   as of June 30, 1999                       62.4       $ 387,879

Add:	Series C Preferred Stock Dividend       3.6          36,000

Add: 	Accretion of Discount Related to
   Warrant Issuance                                        54,492
                                                         --------
Balance Series C, Preferred Stock
   as of June 30, 2000                       66.0        $478,371


     Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. As of June 30, 2000, $60,000 of dividends were accrued and for the fiscal year June 30, 1999 $24,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

     On or about July 3, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. The Company received $524,164 in consideration for these shares and $493,508 was classified as advances from Series B Stockholders in the Company's balance sheet for the year ending June 30, 1999 and is classified as equity in common stock in the year ending June 30, 2000.

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

     On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, after the Company terminated the lease on written notice to the landlord, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. The parties have unsuccessfully attempted to resolve their disputes and after engaging in document discovery, the Company has moved for summary judgement on its claims and dismissing the landlord's claims. That motion has been fully briefed and will be argued on October 10, 2000. The parties are conducting depositions during the month of September. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. On January 10, 2000, motions for summary judgement by the Company and Tyco were denied and the case will be scheduled for a trial of disputed factual issues.
No trial date is set. The Company recorded $125,000 as a receivable in 1997 for the second installment of royalties owed which is included in other assets as of March 31, 2000 in the accompanying financial statements. At that time, the Company had no notice or knowledge that payment of the royalty was disputed by Tyco. After notice of a dispute, the Company did not record any further receivables. On June 14, 2000 a settlement was reached for $225,000. The Company will recognize a gain in the first quarter of fiscal year 2001 when the cash settlement was received.


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


Item 7.  Financial Statements

     The list of financial statements set forth under the caption "Index to Financial Statements" on page 28 below is incorporated herein by reference.


Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure

     Not applicable.


Part III.

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons;Compliance With Section 16(a) of the Exchange Act

     Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experiences is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.



Item 10.  Executive Compensation
     Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

     Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.


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
URSA (VT) QRS 12-30, Inc., dated November 3, 1998, in connection with the issuance of the Company's Series C Convertible Redeemable Preferred Stock (filed with the Securities and Exchange Commission as exhibit 4.12 to the Company's 10 -QSB for the quarter ended December 31, 1998 and incorporated herein by reference).

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
Company and Elisabeth B. Robert (as exhibit 10.48 to the Company's 1999 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

23.1	Consent of Arthur Andersen, LLP, dated September 13, 2000` (filed herein)

24	Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33 69898) and incorporated herein by reference).


Reports on Form 8-K

     There were no reports filed on form 8 K during fourth quarter ended June 30, 2000.














Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE VERMONT TEDDY BEAR CO., INC.

Dated:  September 14, 2000	     By:/s/ Elisabeth B. Robert,
                                      --------------------------
                                      Elisabeth B. Robert, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: September 14, 2000        By:/s/ Jason Bacon,
                                    ---------------
                                    Jason Bacon, Director

Dated: September 14, 2000       By:/s/ Robert  Hamilton,
                                   --------------------
                                   Robert Hamilton, Director

Dated: September 14, 2000       By:/s/ Fred Marks,
                                   --------------
                                   Fred Marks, Director and
                                   Chairman of the Board

Dated: September 14, 2000       By:/s/ Barbara Johnson,
                                   -------------------
                                   Barbara Johnson, Director

Dated: September 14, 2000       By:/s/ Spencer C. Putnam,
                                   ---------------------
                                   Spencer C. Putnam, Director

Dated: September 14, 2000       By:/s/ Elisabeth B. Robert,
                                   -----------------------
                                   Elisabeth B. Robert,
                                   Director, President, Treasurer,
                                   Chief Executive Officer and
                                   Chief Financial Officer

Dated: September 14, 2000       By:/s/ Thomas Shepherd,
                                   -------------------
                                   Thomas R. Shepherd,Director

Dated: September 14, 2000       By:/s/ T. Nathanael Shepherd,
                                  -------------------------
                                  T. Nathanael Shepherd, Director





                The Vermont Teddy Bear Co., Inc.
            Amendment A to Form 10-KSB Annual Report


        Index To The Consolidated Financial Statements

                                                          Page

Report of Independent Public Accountants                   30

Consolidated Balance Sheets as of June 30, 2000 and 1999   31

Consolidated Statements of Operations for the Years
   Ended June 30, 2000 and 1999                            32

Consolidated Statements of Stockholders' Equity for the
   Years Ended June 30, 2000 and 1999                      33

Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2000 and 1999                                  34

Notes to Consolidated Financial Statements                 35













Report of Independent Public Accountants


To the Stockholders and Board of Directors of The Vermont Teddy Bear Co., Inc.:


We have audited the accompanying consolidated balance sheets of The Vermont Teddy Bear Co., Inc. (a New York corporation) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.






Boston, Massachusetts
August 11, 2000







                          THE VERMONT TEDDY BEAR CO., INC.
                            Consolidated Balance Sheets
                               June 30, 2000 and 1999

	                                                  2000              1999

                       ASSETS

Cash, cash equivalents(includes restricted           $  8,737,397	  $ 5,342,483
   cash of $366,000 and $363,000 respectively)
Accounts receivable, trade                                 90,901       338,285
Inventories                                             3,619,836     2,036,074
Prepaid expenses and other current assets	                600,420       469,928
Deferred income taxes                                     165,363       150,405
                                                     ------------  ------------
         Total Current Assets                          13,213,917     8,337,175
Property and equipment, net                             8,192,839     8,157,784
Deposits and other assets                                 913,589     1,002,769
Note receivable                                            27,500        57,500
                                                     ------------  ------------
         Total Assets                                $ 22,347,845   $17,555,228
                                                     ============  ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of:
   Long-term debt                                    $         -    $   162,302
   Capital lease obligations                             133,019        217,884
Accounts payable                                       3,181,921      2,603,109
Accrued expenses                                       1,192,801        810,493
Income taxes payable                                     103,356         35,000
                                                    ------------    -----------
          Total Current Liabilities                    4,611,097      3,828,788

Long-term debt, net of current portion                         -        167,644
Capital lease obligations, net of current portion      5,410,220      5,530,298
Deferred income taxes                                     95,363        150,405
                                                    ------------    -----------
Total Liabilities	                                  $ 10,116,680    $ 9,677,135

Advances from Series B Preferred stockholders       $          -    $   493,508

Series C Convertible Redeemable Preferred Stock
Authorized 110 shares; 66 shares issued and outstanding,
$660,000 liquidation value as of June 30, 2000 and 62.4
shares issued and outstanding, $624,000 liquidation value
as of June 30, 1999.                                     478,371        387,879

Stockholders' Equity:
Preferred stock, $.05 par value:
 Authorized 1,000,000 shares Series A; issued and
 outstanding, 90 shares at June 30, 2000 and June
 30, 1999.                                             1,188,000      1,116,000
 Authorized 375,000 shares Series B; 204,912 shares issued,
 No shares outstanding June 30, 2000 and 27,942 shares
outstanding June 30, 1999.                                     -          1,397
Common stock, $.05 par value:
 Authorized 20,000,000 shares: issued 6,780,746 shares,
 outstanding 6,757,726 shares and issued 5,719,638
 shares, outstanding 5,696,618 shares at June 30, 2000
 and 1999 respectively.                                  339,037        285,982

Additional paid-in capital                            11,846,363     10,891,616
Treasury stock at cost: 23,020 shares at
 June 30, 2000 and 1999                                 (117,500)      (117,500)
Accumulated deficit                                   (1,503,106)    (5,180,789)
                                                     ------------   -----------
          Total Stockholders' Equity                 $ 11,752,794   $ 6,996,706

          Total Liabilities and Stockholders' Equity $ 22,347,845   $17,555,228
                                                     ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                           THE VERMONT TEDDY BEAR CO., INC.
                        Consolidated Statements of Operations
                     For the Years Ended June 30, 2000 and 1999

                                                       2000          1999
                                                       ----          ----

Net Revenues                                        $33,332,473   $21,583,885
Cost of Goods Sold                                   12,316,569     8,432,829
                                                    -----------   -----------
     Gross Profit                                   21,015,904    13,151,056

Selling, General and Administrative Expenses:
     Selling Expenses                               12,759,338     7,646,996
     General and Administrative Expenses             3,965,585     3,082,935
                                                    ----------   -----------
                                                    16,724,923    10,729,931
                                                    ----------   -----------
     Operating Income                               4,290,981     2,421,125
Interest Income                                       206,289        71,828
Interest Expense                                     (553,456)     (614,390)
Other Income                                           21,361          (443)
                                                   ----------   -----------
     Income Before Income Taxes                     3,965,175     1,878,120
Income Tax Provision                                 (125,000)      (35,000)
                                                   ----------   -----------
     Net Income                                     3,840,175     1,843,120
Series A Preferred Stock Dividends                    (72,000)      (72,000)
Series C Preferred Stock Dividends                    (36,000)      (24,000)
Accretion of Original Issue Discount in connection with
  Series C preferred stock warrants                   (54,492)      (36,328)
                                                   ----------    ----------
Net Income-Common Stockholders                      3,677,683     1,710,792
                                                   ==========    ==========

Basic Net Income Per Common Share                       $0.57         $0.32
                                                   ==========    ==========

Diluted Net Income Per Common Share                     $0.44         $0.22
                                                   ==========    ==========
Weighted Average Number of Common
  Shares Outstanding                                6,415,825     5,396,148

Weighted Average Number of Diluted
  Common Shares Outstanding                         8,395,463     7,846,926


	The accompanying notes are an integral part of these consolidated financial statements.

                           THE VERMONT TEDDY BEAR CO., INC.
                    Consolidated Statements of Stockholders' Equity
                          Years Ended June 30, 2000 and 1999

                                     Preferred Stock "A"     Preferred Stock "B"
                                      Shares     Amount      Shares       Amount

Balance at June 30, 1998                90    $1,044,000    204,912     $10,245
Exercise of Common Stock Options        --        --          --            --
Series B Conversion to Common           --        --       (176,970)    ($8,848)
Original Issue Discount-
  Series C Preferred                    --        --          --            --
Accretion of Original Issue Discount-
  Series C Preferred                    --        --          --            --
Preferred Stock Dividends               --      $72,000       --            --
Treasury Stock Purchase                 --        --          --            --
Net Income                              --        --          --            --
                                   --------------------   ----------------------
Balance at June 30, 1999                90   $1,116,000     27,942       $1,397

Exercise of Common Stock Options        --        --          --            --
Series B Conversion to Common           --        --       (27,942)     ($1,397)
Exercise of Common Stock Warrants       --        --          --            --
Original Issue Discount-
  Series C Preferred                    --        --          --            --
Accretion of Original Issue Discount-
  Series C Preferred                    --        --          --            --
Preferred Stock Dividends               --      $72,000       --            --
Net Income                              --        --          --            --
                                   --------------------   ----------------------
Balance at June 30, 2000                90   $1,188,000       0            $0
                                    Common Stock        Additional    Treasury
                                   Shares    Amount   Paid-in Capital   Stock
                                   ------   --------  --------------- --------
Balance at June 30, 1998          5,195,733 $259,787   $10,587,316   ($106,824)
Exercise of Common Stock Options     48,916   $2,446   $    46,752       --
Series B Conversion to Common       474,989 $ 23,749      ($14,901)      --
Original Issue Discount-
  Series C Preferred                  --        --        $272,449       --
Accretion of Original Issue Discount-
  Series C Preferred                  --        --          --           --
Preferred Stock Dividends             --        --          --           --
Treasury Stock Purchase               --        --          --       ($10,676)
Net Income                            --        --          --           --
                                 -------------------  -----------------------
Balance at June 30, 1999         5,719,638  $285,982  $10,891,616   ($117,500)

Exercise of Common Stock Options   366,397   $18,319     $363,922        --
Series B Conversion to Common       74,996    $3,750      ($2,353)       --
Exercise of Common Stock Warrants  619,715   $30,986     $593,178        --
Original Issue Discount-
  Series C Preferred                --          --          --           --
Accretion of Original Issue Discount-
  Series C Preferred                --          --          --           --
Preferred Stock Dividends           --          --          --           --
Net Income                          --          --          --           --
                                 -------------------  -----------------------
Balance at June 30, 2000         6,780,746  $339,037  $11,846,363   ($117,500)

                                    Accumulated           Stockholders'
                                     Deficit                Equity

Balance at June 30, 1998           ($6,891,581)           $4,902,943
Exercise of Common Stock Options        --                   $49,198
Series B Conversion to Common           --                        $0
Original Issue Discount-
  Series C Preferred                    --                  $272,449
Accretion of Original Issue Discount-
  Series C Preferred                  ($36,328)             ($36,328)
Preferred Stock Dividends             ($96,000)             ($24,000)
Treasury Stock Purchase                 --                  ($10,676)
Net Income                          $1,843,120            $1,843,120
                                   -----------            ----------
Balance at June 30, 1999           ($5,180,789)           $6,996,706

Exercise of Common Stock Options        --                  $382,241
Series B Conversion to Common           --                        $0
Exercise of Common Stock Warrants       --                  $624,164
Original Issue Discount-
  Series C Preferred                    --                        $0
Accretion of Original Issue Discount-
  Series C Preferred                  ($54,492)             ($54,492)
Preferred Stock Dividends            ($108,000)             ($36,000)
Net Income                          $3,840,175            $3,840,175
                                  ------------            ----------
Balance at June 30, 2000           ($1,503,106)          $11,752,794

The accompanying notes are an integral part of these consolidated financial statements.

                                    THE VERMONT TEDDY BEAR CO., INC.
                                 Consolidated Statements of Cash Flows
                           For the Twelve Months Ended June 30, 2000 and 1999

                                                        2000               1999
Cash flows from operating activities
Net Income                                             $ 3,840,175  $ 1,843,120
Adjustments to reconcile net income to net cash
 provided by(used for) operating activities:
     Depreciation and amortization                         795,836      906,174
     (Gain)/Loss on disposal of fixed assets                  (957)      30,975
     Changes in assets and liabilities:
      Accounts receivable,trade                            247,384     (286,747)
      Inventories                                       (1,583,762)      360,171
      Prepaid and other current assets                    (130,492)     (25,699)
      Deposits and other assets                             37,646     (145,603)
      Accounts payable                                     578,812      757,067
      Accrued expenses and other liabilities               382,308     (105,698)
      Income Taxes                                          68,356       35,000
      Deferred Income Taxes                                (70,000)          -
                                                       -----------  -----------
Net cash provided by operating activities                4,165,306    3,368,760

Cash flows from investing activities:
  Purchase of property and equipment                      (802,600)    (214,265)
  Proceeds from sale of fixed assets                        24,200        9,751
  Note Receivable                                           30,000       30,000
                                                       -----------   ----------
Net cash used for investing activities                    (748,400)    (174,514)

Cash flows from financing activities:
  Payments of short-term debt                                 -         (45,603)
  Payments of long-term debt                              (329,946)    (239,504)
  Additions to capital lease obligations                    13,975         -
  Principal payments on capital lease obligations         (218,918)    (225,738)
Issuance of common stock, exercise of stock options        382,241       49,198
Issuance of common stock, exercise warrants                100,000         -
Issuance of common stock, Series B warrant exercise         30,656         -
Advance from Series B Preferred stockholders for
  warrant exercise                                            -         493,508
Issuance of preferred stock                                   -         600,000
Purchase of Treasury Stock                                    -         (10,676)
                                                       -----------   ----------
Net cash provided by(used for) financing activities        (21,992)     621,185


Net increase in cash and cash equivalents for the year   3,394,914    3,815,431

Cash and cash equivalents, beginning of year             5,342,483    1,527,052
                                                        ----------   ----------
Cash and cash equivalents, end of year                  $8,737,397   $5,342,483
                                                        ==========   ==========
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                     545,955      612,290
Cash paid for taxes                                        127,900         -

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Other capital leases                                        13,975         -
Conversion of preferred stock to common stock                1,397        8,848
Series B Warrant exercise for common stock                 493,508         -
Series C preferred stock dividends                          36,000       24,000
Accretion of original issue discount in connection with
 Series C preferred stock                                   54,492       36,328

		The accompanying notes are an integral part of these consolidated financial statements.


                    The Vermont Teddy Bear Co., Inc.
            Notes to the Consolidated Financial Statements
                           June 30, 2000


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

	     Basis of Consolidation

     The consolidated financial statements include the accounts of The
Vermont Teddy Bear Co., Inc. and it's wholly owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As discussed in Note 6, the Company has accrued the estimated loss under a lease obligation as of June 30, 2000. Actual results could differ from those estimates.

     Revenue Recognition

     Product sales are recorded at the time of shipment and when collectability is reasonably assured. The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the fourth fiscal quarter of their first fiscal year beginning after December 15, 1999, retroactive to the begining of their fiscal year, and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. The Company does not expect this new guidance to have a material effect on the Company's results of operations or financial position.

	    Cash and Cash Equivalents

    All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 2000 and 1999, approximately $366,000 and $363,000 of the Company's cash was restricted, respectively. The largest component of the restricted cash is $302,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with Merchant's Bank (formerly the Vermont National Bank) and was required to be maintained as part of the Company's sale-leaseback transaction.

     Inventories

	Inventories are stated at the lower of cost or market using the first-in, first-out method.

     Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Equipment acquired under capital leases is stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease.

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

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     Advertising

     The Company expenses the production costs of radio and print advertising the first time the advertising takes place. Catalog advertising, consisting primarily of catalogs for the Company's products, is capitalized and amortized over its expected period of future benefits, usually over the four-month period following the initial mailing of the catalog.

     At June 30, 2000 and June 30, 1999, capitalized advertising costs were approximately $49,000 and $53,000, respectively, consisting primarily of trade credits and unamortized direct-response catalogs. Advertising expenses were $7,791,000 and $4,499,000 for the twelve months ended June 30, 2000 and 1999, respectively.

     Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 2000, no such impairment of assets was indicated.

     Fair Value of Financial Instruments

     In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at June 30, 2000 and 1999.

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

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:


                                              Years Ended
                                           6/30/00     6/30/99
                                           -------     -------
Weighted average number of shares
used in basic EPS calculation             6,415,825    5,396,148


Add: Common Shares Issuable Upon
      Exercise of:
         Stock Options                    1,630,663    1,907,724
         Warrants                           738,109    1,308,245
         Convertible Preferred Stock        628,518    1,144,271
                                          ---------    ---------
         Total Common Shares Issuable     2,997,290    4,360,240

Less: Shares repurchased under treasury
      Stock method                       (1,017,652)  (1,909,462)

Weighted average number of shares
used in diluted EPS calculation           8,395,463    7,846,926
                                          =========    =========

     Diluted weighted average shares outstanding for 2000 and 1999 exclude 12,440 and 118,963 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

     As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The comprehensive income and loss is the same as net income and loss for each period presented.

     Segments and Related Information

     During fiscal year 1999, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The statement establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports.

     Start-Up Activities

     During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement requires a change in the method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, these costs could be capitalized. The impact of this accounting change did not have a material effect on the Company's results of operations or financial position.




     New Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 137, Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently expects that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

(2)	Inventories

	Inventories consist of the following at June 30, 2000 and 1999:

                                            2000        1999
                                            ----        ----
Raw materials                           $  483,086  $  390,082
Work-in-process                            189,480     195,908
Finished goods                           2,947,270   1,450,084
                                        ----------  ----------
                                        $3,619,836  $2,036,074

Inventories include material, labor, and overhead.

(3)	Property and Equipment

	    Property and equipment consist of the following at June 30, 2000 and
1999:
                                         2000	      1999
Land and land improvements           $ 1,398,528    $ 1,398,528
Building                               6,668,134      6,668,134
Equipment                              4,191,065      3,667,851
Furniture and fixtures                   421,270        375,452
Vehicles                                  84,230        103,515
Leasehold improvements                   195,904         46,265
                                    ------------   ------------
                                    $ 12,959,131   $ 12,259,745
Less - Accumulated depreciation
   and amortization                     4766,292      4,101,961
                                    ------------   ------------
                                    $  8,192,839   $  8,157,784
                                    ============   ============

     Depreciation and amortization expense for the years ended June 30, 2000, and 1999 was $795,836 and $906,174, respectively.


(4)	Related Party Transactions

     As of June 30, 1996, R. Patrick Burns, the former President of the Company, signed a new agreement with the Company which, at the time, provided for his continued employment through June 30, 2000. In addition to cash compensation and stock options, the Company also increased the amount available to be loaned to Mr. Burns to $116,818, and revised the forgiveness schedule on the loan agreement such that all outstanding amounts and related interest charges would have been forgiven on July 29, 2000, provided that Mr. Burns would remain continuously employed by the Company until that date. As of June 30, 1997, the Company had reserved for all loans due from Mr. Burns. On October 10, 1997, Mr. Burns resigned as President and entered into a consulting agreement with the Company. As of December 31, 1997, the Company accrued and expensed the entire amount due to Mr. Burns under this consulting agreement and did not seek any services from him in his capacity as a Director of the Company. As of June 30, 2000 all amounts related to this severance agreement have been paid and no accrual is necessary.


(5)	Indebtedness

     On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise
price of $1.00 per share, subject to certain anti-dilution provisions.   On
November 5, 1999, the Company settled in full, all outstanding notes payable with Green Mountain Capital through a combination of a cash and stock transaction. All 100,000 warrants were exercised in a cashless transaction valued at $100,000 and the remainder of $159,393 of outstanding notes payable was paid in cash.

     The Company's long-term debt consists of the following at June 30, 2000 and 1999:


                                                  2000      1999
                                                  ----      ----

12.0% Green Mountain Capital L.P. notes payable	   ---    $310,204
   (see detailed discussion above)

8.5% Note payable to financing services, due
 in monthly installments through June 2003,
 secured by a vehicle	                           ---      13,972

9.8% Note payable to financing services, due in
monthly installments through December 1999,
secured by a vehicle                               ---      5,770
                                                --------  -------

                                                $  ---   $329,946

Less - Current portion                             ---    162,302

                                                -------- --------
Long-term debt, net of current portion          $  ---   $167,644
                                                ======== ========


     Certain debt agreements contain covenants that require the Company to, among other things, restrict certain activities, meet certain financial covenants, and periodically submit financial information. As of June 30, 2000, the Company was in compliance with the covenants or had obtained waivers for all covenants for the year ended June 30, 2000.

     As of June 30, 2000 and 1999, the Company had no outstanding letters of credit.


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

     On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, after the Company terminated the lease on written notice to the landlord, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. The parties have unsuccessfully attempted to resolve their disputes and after engaging in document discovery, the Company has moved for summary judgement on its claims and dismissing the landlord's claims. That motion has been fully briefed and will be argued on October 10, 2000. The parties are conducting depositions during the month of September. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

     On January 17, 1997, the Company entered into a ten-year operating lease for a retail location in Freeport, Maine. The Company reached an agreement on June 12, 1998 with The Town of Freeport to terminate its lease obligation for its retail location in Freeport, Maine. The Company closed the Freeport store in August 1998, and its lease obligation terminated on August 6, 1998.

     On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank (now the Chittenden Bank). The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000, which have been capitalized and recorded as a component of other assets as of June 30, 2000.
The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017. The transaction was accounted for under the financing method in accordance with Statement of Financial Accounting Standard No. 98, "Accounting for Leases." The book value of the building and apportioned land and land improvements was $6,147,221 as of June 30, 2000 and $6,331,546 as of June 30, 1999.

     On September 29, 1999 the Company entered into a one year lease with four one year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. Annual lease payments are $42,000. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 12, 2000 there were 69 full time employees in the Newport facility manufacturing complete teddy bears, from stitching to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

     On November 30, 1999 the Company entered into an eight month lease for 20,000 square feet of warehouse space in Williston, Vermont. Lease payments over the term of the lease total $70,000. This lease replaces the lease for 10,000 square feet of off-site warehouse space in Shelburne, Vermont.

     On August 3, 1999 the Company entered into a twelve month lease for 4,000 square feet of warehouse space in Shelburne, Vermont. Lease payments over the term of the lease total $28,000.

    On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten year lease with three five year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments are $393,000. The lease begins on September 1, 2000 and will replace the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont.

     In addition, the Company leases various equipment under noncancelable capital lease agreements. Capital leases and noncancelable operating leases at June 30, 2000 require the following annual minimum lease payments:

                                       Capital        Operating
                                       Leases          Leases
                                     -----------      ---------
2001                                 $   704,420      $ 998,985
2002                                     702,924        964,457
2003                                     701,601        975,935
2004                                     697,632        981,607
2005                                     697,632        948,385
Thereafter                             8,429,720      2,612,475
                                     -----------      ---------
Total minimum lease payments         $11,933,929     $7,481,844
                                                     ==========
Less-Amounts representing interest   $ 6,390,690
                                     -----------
Present value of lease payments      $ 5,543,239
Less-Current installments                133,019
                                     -----------
Long-term portion                    $ 5,410,220
                                     ===========

     The original cost and net book value of assets under capital lease at June 30, 2000 and 1999 was $7,073,686 and $6,163,017 and $7,494,680 and $6,371,084,
respectively. Rental expense under operating leases for the years ended June 30, 2000 and 1999 was $158,816 and $114,575, respectively.

     Contingencies

     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim and is vigorously pursuing this claim to collect amounts due, however no assurances can be made that the amounts will be received from Tyco. The Company recorded $125,000 as a receivable in 1997 for the second installment of royalties owed which is included in other assets as of June 30, 1999 in the accompanying financial statements. At that time, the Company had no notice or knowledge that payment of the royalty was disputed by Tyco. After notice of a dispute, the Company did not record any further receivables. On June 14, 2000 a settlement was reached for $225,000. The Company will recognize a gain in the first quarter of fiscal year 2001 when the cash settlement was received.

     On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, after the Company terminated the lease on written notice to the landlord, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. The parties have unsuccessfully attempted to resolve their disputes and after engaging in document discovery, the Company has moved for summary judgement on its claims and dismissing the landlord's claims. That motion has been fully briefed and will be argued on October 10, 2000. The parties are conducting depositions during the month of September. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

(7)	Income Taxes

     The provision for income taxes for the years ended June 30, 2000 and 1999 was comprised of the following:


                                     Year Ended       Year Ended
                                   June 30, 2000    June 30, 1999
Current -
        Federal                      $150,000          $35,000
        State                          45,000             -
                                     --------          -------
                                     $195,000          $35,000
Deferred -
        Federal                      $(59,500)            -
        State                         (10,500)            -
                                     --------          -------
                                     $(70,000)            -

Income tax provision(benefit)        $125,000          $35,000

	The components of the net deferred tax asset as of June 30, 2000 and 1999 are presented below:

Deferred tax assets -
   AMT Credit                       $  29,136          $  -
   Vacation accrual                    80,498           58,130
   Net operating loss carryforwards   110,592        1,680,000
   Inventories                         48,892           48,892
   Severance accrual                     -              10,000
   Contribution carryforwards           6,874           97,346
   Deferred rent                       37,891           37,891
   Other                               58,978           52,916
   Valuation Allowance               (207,498)      (1,834,770)
                                     --------       ----------
Total deferred tax assets             165,363         $150,405

Deferred income taxes -
   Depreciation                       (75,827)        (129,385)
   Prepaid Expenses                   (19,536)         (21,020)
                                     --------        ---------
Total deferred tax liabilities        (95,363)        (150,405)
                                     --------        ---------
Net deferred tax asset (liabilities) $ 70,000        $    -

	     The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 2000 and 1999:


                                        Year Ended      Year Ended
                                       June 30, 2000   June 30, 1999

Computed "expected tax
  expense (benefit)                         34 %           34%
Increase (reduction) resulting from:
Alternative Minimum Taxes                    0 %            2%
NOL Utilization                            (30 %)         (34%)
   State taxes - net of Federal benefits     .7%            0%
   Other                                     0 %            0%
Decrease in deferred asset
  valuation allowance                      (1.8%)           0%
Meals and Penalties                          .1%            0%
                                           ------        ------
Income tax provision (benefit)              3.2%            2%

     The Company has been limited in its utilization of the NOL as a result of the change in tax reporting year-end to June 30, 1995. Because of the change in the year-end approximately $1.7 million of the NOL carryforwards were available to use ratably over a six year period beginning June 30, 1996. At June 30, 2000, the Company has a remaining Federal Income Tax Net Operating Loss (NOL) carryforwards of approximately $ .3 million. The NOL carryforwards expire in varying amounts through 2013. The deferred tax asset valuation allowance was reduced in 2000 as a result of net changes in temporary differences and the reversal of a portion of the valuation allowance, based on improved operating results in 1999 and 2000 and projected operating results in 2001.

(8)  Preferred Stock

     Series A

     The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For the fiscal years ended June 30, 2000 and 1999, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

     Series B

     On July 12, 1996, the Company privately placed $550,000 of Series B convertible Preferred Stock. The 204,912 shares, $.05 par value, of Series B Convertible Preferred Stock were issued to twelve individuals. Series B stockholders are not entitled to any dividends or voting rights, but each share was originally convertible into one share of the Company's Common Stock at any time on or after July 14, 1997, subject to certain anti-dilution rights. As the result of subsequent financing transactions, the anti-dilution provisions of the Series B agreement were activated, and on February 3, 1999, 176,970 shares of Series B Convertible Preferred Stock was converted into 474,989 shares of the Company's Common Stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On or about July 3, 1999 the Company notes that 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. The Company received $524,164 in consideration for these shares and $493,508 was received in cash and classified as advances from Series B Stockholders in the Company's balance sheet for the year ending June 30, 1999 and is classified as equity in common stock in the year ending June 30, 2000.


     Series C

     On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. The Company has valued the warrants using the Black Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five-year period ending on the redemption date described below.

     The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account during fiscal year 2000.

                                                 Shares           Amount
Balance Series C, Preferred Stock
  as of June 30, 1999                             62.4          $ 387,879

Add:	Series C Preferred Stock Dividend            3.6             36,000

Add: 	Accretion of Discount Related to
      Warrant Issuance                                             54,492
                                                                 --------
Balance Series C, Preferred Stock as of
  June 30, 2000                                   66.0           $478,371


     Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the
accompanying warrants carry certain anti-dilution provisions.   The Series C
Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the fiscal year ended June 30, 2000 $60,000 of dividends were accrued and for the fiscal year ended June 30, 1999 $24,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.


(9)  Warrants

     At June 30, 2000, there were several warrants outstanding for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1999 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants at June 30, 2000 and 1999, inclusive of the effects of anti-dilution provisions:


            June 30, 2000                      June 30,1999

Warrant   Exercise   Expiration     Warrant  Exercise   Expiration
Shares     Price       Date         Shares    Price       Date
-------   --------   ----------     -------  --------   ----------
49,130      2.565     4/21/2001     519,265   1.000      7/2/99
150,611     1.310     7/18/2004      49,130   2.565     4/21/2001
495,868     1.050     11/3/2005     150,611   1.310     7/18/2004
42,500      1.050     11/3/2005     100,000   1.000    12/26/2004
                                    495,868   1.050     11/3/2005
                                     42,500   1.050     11/3/2005


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

     The majority of options under the 1993 Plan vest ratably over a five-year period, and a minority vest based on performance of the market price of the Company's Common Stock. All stock options are granted at an exercise price equal to the fair market value of the common stock on the date of grant and expire ten years after the date they are granted. At various intervals, the stockholders of the Company have ratified changes to the 1993 Plan, which have increased the number of shares available under the plan to 2,000,000.


                             Exercise                  Weighted   Average
                             Number of     Price      Remaining Contractual
                              Shares       Range       Average     Life
                             ---------     -----      ---------- -----------
Outstanding June 30, 1998    1,577,265  $1.00 - $6.50   $1.09     7.9 years
Granted                        440,000  $1.00 - $3.56    1.38
Exercised                      (48,916) $1.00 - $1.25    1.01
Cancelled                      (37,125) $1.00 - $6.50    3.84
                             ---------                  -----
Outstanding June 30, 1999    1,931,224  $1.00 - $3.56    1.10     7.5 years
Granted                         94,000  $1.00 - $4.31    3.52
Exercised                     (336,397) $1.00 - $1.53    1.04
Cancelled                     (334,988) $1.00 - $1.25    1.00
                             ---------                  -----
Outstanding June 30, 2000    1,323,839  $1.00 - $4.31    1.31     6.9 years


     The following table summarizes information for options outstanding and exercisable at June 30, 2000:

             Options Outstanding                           Options Exercisable

Range of     Number of   Wtd. Avg.  Wtd. Avg.       Number of         Wtd. Avg.
Prices        Shares     remaining  exercise         Shares           exercise
--------     ---------      Life      price          ---------        price
                         ---------  ---------                         --------

1.00 - 1.38  1,107,339     6.51       1.02           1,034,214          1.02
1.66 - 1.81     68,000     8.69       1.66              33,875          1.66
3.19 - 4.31    148,500     9.05       3.40               3,500          3.30
1.00 - 4.31  1,323,839     6.9        1.31           1,071,589          1.05

     On June 3, 1997, the Company offered to grant options with an exercise price of $1.00 per share (the fair market value of the Company's Common Stock on that date) in exchange for the surrender of all outstanding qualified employee incentive stock options at that date. The repriced options had original exercise prices ranging from $1.50 to $3.13 per share.

     As of June 30, 2000, options to purchase 1,071,589 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.05, and options to purchase 237,865 shares of the Company's Common Stock were available for grant under the 1993 Plan. As of June 30, 1999, options to purchase 882,016 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.01, and options to purchase 68,776 shares of the Company's Common Stock were available for grant under the 1993 Plan.


     Non-Employee Director Stock Option Plan

     On November 22, 1996, the stockholders approved the Non-Employee Director Stock Option Plan ("NEDSO Plan"), which provides for the granting of 400,000 shares of the Common Stock of the Company in exchange for their participation as a Director of the Company. Pursuant to the NEDSO Plan, amended on January 22, 1998, each participating Director will receive an option to purchase 2,000 shares of Common Stock as an annual retainer. The Chairman of the Board of Directors, if eligible, is also entitled to receive an additional annual retainer to purchase 8,000 shares of the Company's Common Stock. In addition to the annual retainer options, each participating director shall receive an option to purchase up to 1,500 shares of Common Stock per quarter for actual attendance at each regular meeting of the Board of Directors. Directors are eligible to participate in the plan only if they receive no other cash compensation from the Company. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant, vest immediately, and are exercisable for a period of ten years.

                                 Exercise              Weighted
                                 Number of              Average
                                  Shares                 Price
                                 ---------             --------
Outstanding June 30, 1998          66,500                1.53
Granted                            10,833                2.01
Exercised                         (14,000)                -
Cancelled                            -                    -
                                 ---------             --------
Outstanding June 30, 1999          63,333                1.64
Granted                            29,500                3.98
Exercised                            -                    -
Cancelled                            -                    -
                                 ---------             --------
Outstanding June 30, 2000          92,833                2.38


     As of June 30, 2000, options to purchase 92,833 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 307,167 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 1999, options to purchase 63,333 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 336,667 shares of the Company's Common Stock were available for grant under the NEDSO Plan.


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

     The Company has elected to account for its stock based compensation plans for employees under APB Opinion No. 25, under which no compensation cost has been recognized. However, the Company has computed for pro-forma disclosure purposes the value of all options granted during fiscal years 1999 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighed average assumptions used for grants:


                                  2000       1999
                                  ----       ----
Risk-free interest rate           6.4%       5.6%
Expected dividend yield             0%         0%
Expected volatility               153%     131.0%
Expected lives                 10 years   10 years



     Because the Statement 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed and would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value of options granted during fiscal years 2000 and 1999 was $3.59 and $1.18, respectively. If the Company had accounted with these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reported as follows:



                                        2000            1999
                                        ----            ----
Net Income (Loss)   As Reported     $3,694,039      $1,710,792
                    Pro Forma        3,042,521         833,797
Basic EPS           As Reported         .58              .32
                    Pro Forma           .47              .15
Diluted EPS         As Reported         .44              .22
                    Pro Forma           .36              .11



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

     The retail operation segment involves one retail location and family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

     The Wholesale/Corporate segment was begun during the Company's fiscal year 1998. The Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment, which is the fastest growing segment of the Company's business.

     The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.

                          Bear-Gram            Retail           Wholesale/
                           Service           Operations         Corporate

FY 2000
Net Revenues             $28,427,337         $2,812,151         $2,092,985
Cost of Goods Sold        10,106,377          1,070,807          1,139,385
Gross Margin              18,320,960          1,741,344            953,600
Gross Margin %                 64.5%              61.9%              45.6%

FY 1999
Net Revenues             $18,136,195         $2,406,163         $1,041,527
Cost of Goods Sold         6,751,217          1,067,657            613,955
Gross Margin              11,384,978          1,338,506            427,572
Gross Margin %                 62.8%              55.6%              41.1%

     Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.




Consent of Independent Public Accountants

     As independent public accountants, we hereby consent to the incorporation of our report included in this form 10-KSB into the Company's previously filed Registration Statement on Form S-8 No. 33-84586 (filed on September 26, 1995). It should be noted that we have not audited any financial statements of the Company subsequent to June 30, 2000.

                                                       Arthur Andersen LLP



Boston, Massachusetts
September 13, 2000