Form 10KSB/A
period 2000-06-30
VERMONT TEDDY BEAR CO INC
filed 2000-10-27
CIK 912960

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


Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure

     Not applicable.


Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     As of June 30, 2000, the Directors and Executive Officers of the Company were as follows:

          Name                   Age    Office
          Jason Bacon            66     Director
          Robert Hamilton        56     Director
          Barbara Johnson        48     Director
          Fred Marks             72     Director and Chairman of the Board
          Spencer C. Putnam      54     Director
          Elisabeth B. Robert    45     Director, President, Treasurer, Chief
                                        Executive Officer and Chief Financial
                                        Officer
          T. Nathanael Shepherd  38     Director
          Thomas R. Shepherd     70     Director
          Mark J. Sleeper        41     Secretary

     All of the Company's directors hold office until the 2000 Annual Meeting of Stockholders and until their successors are elected and qualified. The Board of Directors has an Audit Committee, on which Mr. Bacon, Ms. Robert, and Mr. T. Nathanael Shepherd serve; a Compensation and Option Committee, on which Mr. Bacon, Ms. Johnson and Mr. Thomas Shepherd serve; and an Executive Committee, on which Mr. Marks, Ms. Robert, and Mr. Thomas Shepherd serve.

     Jason Bacon became a director of the Company in 1997. Mr. Bacon is Vice President of the Vermont Historical Society and on the Boards of the Vergennes Opera House and the Vermont Folklife Center. From 1959 Mr. Bacon was with Kidder, Peabody & Co. from which he retired as its London based managing director in 1988. Shares owned: 62,669 Common (0.9%)

     Robert Hamilton became a director of the Company in 1999. Mr. Hamilton currently serves as CEO of Core Data LLC specializing in predicitive modeling and customer profiling and GivingCounts.com, a new non-profit giving Channel on the internet. Previously, Mr. Hamilton has founded and been CEO of several companies, including Core Group, Inc., a national marketing consulting firm serving Fortune 500 clients, and Telnet, Inc. a customer service center. Shares owned: -

     Barbara Johnson became a director of the Company in 1999. Ms. Johnson presently serves as President and CEO of Streetmail.com, a local e-mail service based in New York City and Williamstown, MA. Previously, Ms. Johnson was Chief Operating Officer of Yoyodyne Inc., an internet direct marketing company that
was sold to Yahoo! in 1998.   She was at Time Warner's American Lawyer Media for
12 years before that, the last six years as President of the company. Shares owned: -

     Fred Marks became a director of the Company in 1987 and has served as its
Chairman of the Board since 1989.   He devotes only a part of his time to the
business of the Company.  Shares owned: 575,500 Common (9.1%)

     Spencer C. Putnam has been a director of the Company since 1989, and he served as its Vice President from 1987 to 1999. Before joining the Company, Mr. Putnam was the Director of the Cooperative Education Program at the University of Vermont from 1980 to 1987. He has served as the General Manager of Danforth Pewterers, a manufacturer of fine pewter gifts located in Middlebury, Vermont since November, 1999. Shares owned: 121,500 Common (1.8%)

     Elisabeth B. Robert joined the Company as its Chief Financial Officer in September 1995, and was appointed a director of the Company on January 22, 1996, and Treasurer of the Company on April 22, 1996. On October 10, 1997, the Board of Directors appointed Ms. Robert to the office of President and Chief Executive Officer of the Company. Before joining the Company, Ms. Robert was the Chief Financial Officer, Executive Vice-President, and Founding Partner of AirMouse Remote Controls, a manufacturing firm specializing in remote control devices. Prior to holding that position, Ms. Robert was an independent management consultant, as well as Director of Gas Supply for Vermont Gas Systems, Inc. Shares owned: 298,460 Common (4.4%)

     T. Nathanael Shepherd became a director of the Company in November 1998. Mr. Shepherd is President of The Shepherd Group LLC, a Massachusetts venture capital and private equity investment firm. Before that he was the Director of Development, Planning and Human Resources at The Doctor Franklin Perkins School, a century old $10 million residential program. From 1990-1991 Mr. Shepherd provided small business consulting at the Central Massachusetts Small Business Development Center. Mr. Shepherd currently serves on the board of directors for three private companies, as well as on the board of The Doctor Franklin Perkins School. He is the son of Thomas R. Shepherd. Shares held: 56.8 Preferred "C" (89.7%)

     Thomas R. Shepherd became a director of the Company in November 1998. Mr. Shepherd is Chairman of The Shepherd Group LLC, a Massachusetts venture capital and private equity investment firm. He also serves as a Special Partner of Thomas H. Lee Company (THL), a Boston leverage buyout and private equity investment firm. Prior to joining THL, he was President of GTE Lighting Products Group (GTE Sylvania) from 1983 through 1986, and was President of North American Philips Commercial Electronics Corporation from 1981 until 1983. He is a director of one private company, Andover.Net, Inc., the Internet's leading Linux and Open Source destination and Rayovac Corporation, the third largest U.S. manufacturer of batteries and battery operated lighting products. Shares held: 63.3 Preferred "C" (100.0%)

     Mark J. Sleeper joined the Company in June, 1995 and became its Controller in September of that year. Mr. Sleeper was appointed Secretary of the Company in November of 1999. Shares held: -.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Under federal securities laws, the Company's directors, certain of its officers and any persons holding more than 10% of the Company's Common Stock are required to report their ownership thereof and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report in this proxy statement any failure to file by these dates during the fiscal year ended June 30, 2000. To the knowledge of the Company, all of these filing requirements have been satisfied by the Company's directors, officers, and its 10% shareholders, except as follows: Patrick Burns was required to file a Form 4 on September 10, 1999 with respect to the purchase of 14,500 shares on August 30,1999. Jason Bacon was required to file a Form 4 on November 10, 1999 with respect to 1,500 options granted on October 5, 1999, a Form 4 on January 10, 2000 with respect to 3,500 options granted on December 7, 1999, a Form 4 on April 10, 2000 with respect to 1,500 options granted on March 6, 2000 and a Form 4 on July 10, 2000 with respect to 1,500 options granted on June 13, 2000. Robert Hamilton was required to file a Form 4 on October 10, 1999 with respect to 500 options granted on September 30, 1999, a Form 4 on January 10, 2000 with respect to 3,500 options granted on December 7, 1999, a Form 4 on April 10, 2000 with respect to 1,500 options granted on March 6, 2000 and a Form 4 on July 10, 2000 with respect to 1,500 options granted on June 13, 2000. Barbara Johnson was required to file a Form 4 on November 10, 1999 with respect to 1,500 options granted on October 5, 1999, a Form 4 on January 10, 2000 with respect to 3,500 options granted on December 7, 1999, a Form 4 on April 10, 2000 with respect to 1,500 options granted on March 6, 2000, and a Form 4 on July 10, 2000 with respect to 1,500 options granted on June 13, 2000. Spencer Putnam was required to file a Form 4 on January 10, 2000 with respect to a) 3,500 options granted on December 7, 1999 and b) the exercise of 3,000 options on December 23, 1999, a Form 4 on April 10, 2000 with respect to 1,500 options granted on March 6, 2000, a Form 4 on May 10, 2000 with respect to the exercise of 20,000 options on April 3, 2000 and a Form 4 on July 10, 2000 with respect to 1,500 options granted on
June 13, 2000.   Elisabeth Robert was required to file a Form 4 on May 10, 2000 with respect to the exercise of 269,260 options on April 14, 2000.

All of these transactions were subsequently filed on a Form 5.


Item 10. Executive Compensation

     The following table sets forth the aggregate compensation, cash and non-cash, awarded to, earned by or paid by the Company to its President, Treasurer, Chief Executive Officer and Chief Financial Officer and to its Vice President, who are the only executive officers whose annual compensation (consisting solely of base salary and bonus, if any) exceeded $100,000 for the years indicated (the "Named Executive Officers").


                          Summary Compensation Table

                              Annual Compensation         Long term Compensation
Name and                                            Other  Securities   All
Principal            Fiscal     Salary     Bonus   Annual   Under-     Other
Position             Year        $          $      Compen   lying      compen-
                                                   Sation   Options    sation
---------            ------     ------   -----     ------- ----------  -------

Elisabeth B. Robert,  2000     $130,096 $170,445  $ 6,219     -       $  -
Chief Executive       1999     $120,000   56,434  $ 5,080   275,000   $  -
Officer and Chief     1998     $109,770     -     $ 5,524   100,000   $5,000(1)
Financial Officer

Spencer C. Putnam,    2000     $ 38,037 $ 56,877(2)$ 3,906     -      $56,877
Vice President        1999     $ 85,839 $ 18,811  $ 3,240    20,000   $18,811
                      1998     $ 80,116      -     $ 3,108   15,000   $  -

(1) Includes cash compensation in lieu of stock options granted as part of Ms. Robert's employment agreement with the Company.
(2) Includes the fair market value of a vehicle and an insurance policy transferred to Mr. Putnam upon his resignation from the Company.

Stock Options

     There were no stock options granted to Elisabeth Robert or Spencer Putnam in the fiscal year ended June 30, 2000.

Aggregated Options Exercises

     The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the fiscal year ended June 30, 2000 by each of the Named Executive Officers and the final year-end value of unexercised options.




                            Aggregated Option Exercises
                       In the Fiscal Year ended June 30, 2000
                           Fiscal Year End Option Values

                                                               Value ($) of
                                                               Unexercised
                                         Number of            "In-the-money"
                Shares               Securities Underlying       options
                Acquired              Unexercised Options        At Fiscal
                   On      Value      At Fiscal Year End       Year End(1)
Name            Exercise  Realized  Exercis    Unexercis     Exercis  Unexercis
                                     Able       able          able      able
-------------   --------  --------  -------    ---------    --------  ---------
Elisabeth B.
Robert	    269,260  $415,046   305,000     106,250     $629,650   $119,813
Spencer C.
Putnam           23,000  $ 51,600    66,332        -        $ 95,850       -

(1) Options are "in-the-money" at the fiscal year end if the fair market value of the underlying securities on such date exceeds the exercise or base price of the option.



Employment Contracts

     As of October 31, 1999 Mr. Putnam resigned as Vice President and Secretary of the Company, but continues to serve on the Board.

     As of June 11, 1999 the Company and Ms. Robert signed an agreement amending her employment agreement dated as of November 9, 1998. Under this amendment, Ms. Robert is entitled to receive i) additional options to purchase 50,000 shares of Common Stock at an exercise price of $3.19 being at least fair market value on the date of grant with 25,000 shares vesting when the Company's closing stock price averages $6.00 for a thirty day period, and 25,000 shares vesting when the Company's closing stock price averages $9.00 for a thirty day period, except that the options will fully vest seven years after issuance, independent of the stock price, if Ms. Robert is still employed with the Company; and ii) an additional cash bonus equal to $50,000 in fiscal 2000 so long as the Company's pre-tax profit is at least $3,000,000 and an additional cash bonus equal to $50,000 in fiscal 2001 so long as the Company's pre-tax profit is at least $4,000,000.

     Ms. Robert's current employment as Chief Executive Officer is governed by an agreement with the Company dated as of November 9, 1998. The agreement provides for her continued employment as President and Chief Executive Officer of the Company through October 22, 2001. Under this new agreement, Ms. Robert is entitled to receive: i) A base salary of $120,000, increasing to $135,000 on October 23, 1999, and to $150,000 on October 23, 2000; ii) an annual cash bonus equal to three percent of the Company's pre-tax profit, so long as the Company's pre-tax profit is at least $100,000; iii) options to purchase 225,000 shares of Common stock at an exercise price of $1.00 per share, being above the fair market value on the date of grant, with 75,000 shares vesting when the Company's closing stock price averages $2.00 for a three-month period, 75,000 shares vesting when the Company's closing stock price averages $3.00 for a three-month period, and 75,000 shares vesting when the Company's closing stock price averages $4.00 for a three-month period, except that the options will fully vest seven years after issuance, independent of stock price, if Ms. Robert is still employed by the Company; iv) any benefits generally available to the officers of the Company from time to time, including, without limitation, a $30,000 life insurance policy, and a company car of Ms. Robert's choice. The agreement prohibits Ms. Robert from directly or indirectly engaging in any business that competes with the Company, during the course of her employment agreement and for a period of eighteen months thereafter. Ms. Robert's prior agreement for her employment as Treasurer and Chief Financial Officer of the Company was cancelled upon the signing of this new agreement, though Ms. Robert continues to serve as Treasurer and Chief Financial Officer of the Company.

Board of Directors Compensation

     At the 1996 Annual Meeting of Stockholders, an amendment to the Bylaws authorizing the Company to compensate members of its Board of Directors was approved. Also at the 1996 Annual Meeting of Stockholders, the Non-Employee Directors Stock Option Plan (the "Plan") was approved by stockholders. Pursuant to the Plan, as amended on January 22, 1998, each participating director receives an option to purchase 2,000 shares of the Common Stock of the Company as an annual retainer. In addition to the annual retainer options, each participating director receives an option to purchase up to 1,500 shares of Common Stock per quarter for actual attendance at each regular or special meeting of the Board of Directors. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant, vest immediately, and are exercisable for a period of ten years. The Chairman of the Board of Directors also receives compensation of $5,000 per calendar quarter, and all outside Directors are also reimbursed up to $1,000 per meeting for their expenses of attendance.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table presents information, as of September 30, 2000, about all classes of the Company's stock owned by those persons known by the Company to own beneficially five percent or more of the shares of any voting class of the Company's stock outstanding, other than the directors and officers listed in the subsequent table:

                                                   Number of     Percentage
Name and Address                     Title of      Shares        of Class
of Beneficial Owner                    Class       Owned(1)      Outstanding

Malcolm Candlish				 Preferred C    3.345           5.0
   465 Wall's Way
   Osprey, FL  34229

Edwin Kozlowski                      Preferred C    4.46            6.7
   General Nutrition Companies
   300 6th Avenue, 14th Floor
   Pittsburgh, PA  15222

David Lucas                          Preferred C    8.363          12.5
   Bonita Bay Executive Center
   3451 Bonita Bay Boulevard, Suite 202
   Bonita Springs, FL  34132

Joan Martin                          Common        1,840,975       29.1
  34 Woodbury Hill                   Preferred A    90.0          100.0
  Woodbury, CT  06798

Lyman Orton                          Common          326,712        5.2
  857 The Boulevard
  Steamboat Springs, CO  80477

Ronald Rossetti                      Preferred C    4.46            6.7
   Riverside Capital Partners
   39 Brighton Avenue
   Allston, MA 02134

William Watts                        Preferred C    3.345           5.0
   General Nutrition Companies
   300 6th Avenue, 14th Floor
   Pittsburgh, PA 15222


(1) Each of the holders of Series C Preferred listed here (the
"Investors") has appointed The Shepherd Group LLC as his, her, or its irrevocable proxy to act for and vote on behalf of him, her, or it with respect to the Series C Preferred Stock and Warrants in connection with any matter requiring a vote of the stockholders of the Company. Mr. T. Nathanael Shepherd and Mr. Thomas R. Shepherd are considered to be the beneficial owners of the Series C Stock and Warrants held by the Investors, although they disclaim beneficial ownership.


	The following table presents information, as of September 30, 2000, about all classes of the Company's stock owned by the directors and executive officers of the Company:

                                                  Number of	     Percentage
Name and Address                    Title of      Shares         of Class
of Beneficial Owner                 Class         Owned          Outstanding

Jason Bacon                         Common        62,669(2)          1.1
  RR #1, Box 78
  New Haven, VT 05472

Robert Hamilton                     Common           -(3)             -
  5010 Arden Avenue
  Edina, MN 55424

Barbara Johnson                     Common           -(4)             -
  97 Valley Road
  Larchmont, NY  10538

Fred Marks                          Common       575,500(5)          9.1
   c/o The Vermont Teddy Bear Co., Inc.
   6655 Shelburne Road, P.O. Box 965
   Shelburne, VT 05482

Spencer C. Putnam                   Common       121,500(6)          1.6
   c/o The Vermont Teddy Bear Co., Inc.
   6655 Shelburne Road, P.O. Box 965
   Shelburne, VT 05482

Elisabeth B. Robert                 Common       298,460(7)          0.5
   c/o The Vermont Teddy Bear Co., Inc.
   6655 Shelburne Road, P.O. Box 965
   Shelburne, VT 05482

T. Nathanael Shepherd               Preferred C     56.8(8)         89.7
   c/o The Shepherd Group LLC
   636 Great Road
   Stow, MA 01775

Thomas R. Shepherd                  Preferred C    63.39(9)        100.0
   c/o The Shepherd Group LLC
   636 Great Road
   Stow, MA 01775

Directors and Officers as a Group   Common        1,058,129         15.7
                                    Preferred C     63.3           100.0

(2) This figure includes 500 shares held of record by Mr. Bacon's wife, as to which beneficial ownership is disclaimed. The figure does not include options granted under the Company's Non-employee Director Stock Option Plan to Mr. Bacon to purchase 25,000 shares of the Company's Common Stock, which have fully vested.
(3) This figure does not include options granted to Mr. Hamilton under the Company's Non-Employee Director Stock Option Plan to Mr. Hamilton to purchase
7,000 shares of the Company's Common Stock which have fully vested.
(4) This figure does not include options granted to Ms. Johnson under the Company's Non-Employee Director Stock Option Plan to Ms. Johnson to purchase
10,833 shares of the Company's Common Stock which have fully vested.
(5) This figure includes 500 shares held of record by Mr. Marks' wife, as to which beneficial ownership is disclaimed. This figure does not include options granted under the Company's Incentive Stock Option Plan to Mr. Marks to purchase
3,000 shares of the Company's Common Stock which have fully vested.
(6) This figure includes 30,000 shares held of record by Mr. Putnam's children and 4,500 shares held of record by Mr. Putnam's wife as to which beneficial ownership is disclaimed. This figure does not include options granted under the Company's Incentive Stock Option Plan to Mr. Putnam to purchase 66,332 shares of the Company's Common Stock, which have fully vested.
(7) This figure includes 2,000 shares held of record by Ms. Robert's minor children. This figure does not include options granted under the Company's
Incentive Stock Option Plan to Ms. Robert to purchase 411,250 shares of the
Company's Common Stock, of which 386,250 have vested.
(8)  Mr. Shepherd's beneficial ownership consists of (i) 1.3 shares of Series C
Preferred, convertible into 11,885 shares of Common Stock, and warrants to purchase 9,917 shares of Common Stock directly and beneficially owned by Mr.
Shepherd; (ii) .14 shares of Series C Preferred, convertible into 1,286 shares of Common Stock, and warrants to purchase 1,041 shares of Common Stock directly and beneficially owned by The Shepherd Group LLC, of which Mr. Shepherd is the President; (iii) 12.97 shares of Series C Preferred, convertible into 123,504 shares of Common Stock, and warrants to purchase 103,058 shares of Common Stock beneficially owned by The Shepherd Venture Fund I, of which The Shepherd Group
LLC is its sole general partner; and (iv) 41.6 shares of Series C Preferred, convertible into 396,157 shares of Common Stock, and warrants to purchase
330,579 shares of Common Stock beneficially owned collectively by other investors in the Company's Series C Preferred (the "Investors") for which The
Shepherd Group LLC has been appointed as irrevocable proxy. Mr. Shepherd, as President of The Shepherd Group LLC, has the right to vote all of the shares in clauses (ii) through (iv) in connection with any matter requiring a vote of the stockholders of the Company. Mr. Shepherd disclaims beneficial ownership of the shares held by the Investors.
(9) Mr. Shepherd's beneficial ownership consists of (i) 6.5 shares of Series C
Preferred, convertible into 61,404 shares of Common Stock, and warrants to purchase 51,273 shares of Common Stock directly and beneficially owned by Mr.
Shepherd; (ii) .14 shares of Series C Preferred, convertible into 1,286 shares of Common Stock, and warrants to purchase 1,041 shares of Common Stock directly and beneficially owned by The Shepherd Group LLC, of which Mr. Shepherd is the Chairman; (iii) 12.97 shares of Series C Preferred, convertible into 123,504 shares of Common Stock, and warrants to purchase 103,058 shares of Common Stock beneficially owned by The Shepherd Venture Fund I, of which The Shepherd Group
LLC is its sole general partner; (iv) 41.6 shares of Series C Preferred, convertible into 396,157 shares of Common Stock, and warrants to purchase
330,579 shares of Common Stock beneficially owned collectively by the Investors for which The Shepherd Group LLC has been appointed as irrevocable proxy; and
(v) 1.24 shares of Series C Preferred, convertible into 11,885 shares of Common
Stock, and warrants to purchase 9,917 shares of Common Stock directly and beneficially owned by Mr. T. Nathanael Shepherd for which The Shepherd Group LLC has the authority to vote. Mr. Shepherd, as Chairman of The Shepherd Group LLC, has the right to vote all of the shares in clauses (ii) through (v) in connection with any matter requiring a vote of the stockholders of the Company.
Mr. Shepherd disclaims beneficial ownership of the shares held by the Investors.


Item 12. Certain Relationships and Related Transactions

     On November 3, 1998, the Company entered into a management agreement with The Shepherd Group LLC. T. Nathanael Shepherd and Thomas R. Shepherd, both Directors of the Company are President and Chairman respectively of The Shepherd Group LLC. The terms of this agreement commenced on November 3, 1998 and will terminate on the earlier to occur of (i) the holders of Series C Preferred Stock cease to own at least fifteen percent of its original Series C Preferred Stock investment or (ii) ten years from the commencement of the agreement. Under the management agreement, the Shepherd Group LLC provides a range of specific financial and related management services to the Company. In consideration of the management services to be provided, the Company will pay fees of $25,000 per year, payable monthly, plus expenses and disbursements reasonably incurred in the performance of services under the agreement.

     On October 10, 1997, R. Patrick Burns resigned as President, thus terminating his employment agreement with the Company, and entered into a consulting agreement with the Company, which began on November 1, 1997 and continued through October 31, 1999. In accordance with this agreement, the Company paid fees of $75,000 per year to Mr. Burns, payable monthly, and also forgave amounts due the Company from Mr. Burns totaling $116,818. During the fiscal year ended June 30, 2000 the Company did not seek services from Mr. Burns under the agreement and as of June 30, 2000 all amounts related to this severance agreement have been paid.

     On December 31, 1996, the Company entered into a consulting agreement with Venture Management Group, Inc. Fred Marks, Chairman of the Company's Board of Directors, is President of Venture Management Group, Inc. The terms of this agreement commenced on January 1, 1997 and will terminate on December 31, 2006, unless earlier terminated in accordance with the agreement. In consideration of the consulting services to be provided, the Company will pay fees of $65,000 per year, payable monthly, plus expenses and disbursements reasonably incurred in the performance of services under the agreement. In the event that the Company defaults in its obligations under this agreement, or if a change in control of the Company occurs during the term of the agreement, Venture Management Group, Inc. may, at its sole option, declare the entire compensation under this contract to be immediately due and payable.


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




Consent of Independent Public Accountants

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-KSB/A into the Company's previously filed Registration Statement. It should be noted that we have not audited any financial statements of the Company subsequent to June 30, 2000.

                                                       Arthur Andersen LLP



Boston, Massachusetts
October 23, 2000