Form 10QSB
period 2000-09-30
VERMONT TEDDY BEAR CO INC
filed 2000-11-13
CIK 912960

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                             Form 10-QSB



(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,757,976 shares of Common Stock, $.05 par value per share, as of September 30, 2000.

Transitional Small Business Disclosure Format (check one):
Yes     ; No  X .





                      The Vermont Teddy Bear Co., Inc.
                           Index to Form 10-QSB
                            September 30, 2000


                                                               Page No.
                                                               --------
Part I - Financial Information

     Financial Statements

         Balance Sheet as of September 30, 2000                    3

         Statements of Operations for the Three
          Months ended September 30, 2000                          4

         Statements of Cash Flows for the Three Months
          ended September 30, 2000                                 5

            Notes to Financial Statements                          6

     Management's Discussion and Analysis                         11

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Stockholders     15

     Item 6.  Exhibits and Reports on Form 8-K                    15


Signatures                                                        21




                          THE VERMONT TEDDY BEAR CO., INC.
                            Consolidated Balance Sheets
                                 September 30, 2000
                                    (Unaudited)

                                                                     2000
                         ASSETS                                     ------

Cash, cash equivalents(includes restricted                     $ 5,637,321
     cash of $569,000)
Accounts receivable, trade                                         137,496
Inventories                                                      4,825,528
Prepaid expenses and other current assets                          799,993
Deferred income taxes                                              165,363
                                                               -----------
          Total Current Assets                                  11,565,701

Property and equipment, net                                      8,225,427
Deposits and other assets                                        1,190,780
Note receivable                                                     20,000
                                                               -----------
          Total Assets                                         $21,001,908


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of:
   Long-term debt                                              $          -
   Capital lease obligations                                        133,880
Accounts payable                                                  2,016,038
Accrued expenses                                                  1,012,682
Income taxes payable                                                 56,095
                                                               ------------
          Total Current Liabilities                               3,218,695

Long-term debt, net of current portion                                    -
Capital lease obligations, net of current portion                 5,376,424
Deferred income taxes                                                95,363
                                                               ------------
          Total Liabilities                                    $  8,690,482

Series C Convertible Redeemable Preferred Stock
   Authorized 110 shares; 66.9 shares issued and outstanding,
   $669,000 liquidation value.                                      500,994


Stockholders' Equity:
Preferred stock, $.05 par value:
   Authorized 1,000,000 shares Series A; issued and
   outstanding, 90 shares.                                        1,206,000

Common stock, $.05 par value:
  Authorized 20,000,000 shares: issued 6,780,996 shares,
  outstanding 6,757,976 shares.                                     339,050

Additional paid-in capital                                       11,846,695
Treasury stock at cost: 23,020 shares                              (117,500)
Accumulated deficit                                              (1,463,813)
                                                                ------------
          Total Stockholders' Equity                            $11,810,432

          Total Liabilities and Stockholders' Equity            $21,001,908
                                                                ===========

The accompanying notes are an integral part of these consolidated financial statements.




                        THE VERMONT TEDDY BEAR CO., INC.
                     Consolidated Statements of Operations
            For the Three Months Ended September 30, 2000 and 1999
                                (Unaudited)
                                                    2000              1999
                                                  -------           -------

Net Revenues                                    $4,933,476        $4,884,627
Cost of Goods Sold                               1,822,585         1,928,954
                                                ----------        ----------
     Gross Profit                                3,110,891         2,955,673

Selling, General and Administrative Expenses:
     Selling Expenses                            2,013,706         1,797,741
     General and Administrative Expenses         1,012,962           722,437
                                                ----------        ----------
                                                 3,026,668         2,520,178
                                                ----------        ----------
     Operating Income                               84,223           435,495
Interest Income                                     75,986            38,485
Interest Expense                                  (140,342)         (146,210)
Other Income                                       103,080            13,470
                                                ----------        ----------
     Income Before Income Taxes                    122,947           341,240
Income Tax Provision                               (43,031)                -
                                                ----------        ----------
     Net Income                                     79,916           341,240
Series A Preferred Stock Dividends                 (18,000)          (18,000)
Series C Preferred Stock Dividends                  (9,000)           (9,000)
Accretion of Original Issue Discount in
 connection with Series C preferred stock
 warrants                                          (13,623)          (13,623)
                                                ----------        ----------
Net Income-Common Stockholders                      39,293           300,617
                                                ==========        ==========

Basic Net Income Per Common Share                    $0.01             $0.05
                                                ==========        ==========

Diluted Net Income Per Common Share                  $0.00             $0.03
                                                ==========        ==========

Weighted Average Number of Common
 Shares Outstanding                              6,757,952         6,134,811
                                                ==========        ==========
Weighted Average Number of Diluted
 Common Shares Outstanding                       8,470,948         8,732,369
                                                ==========        ==========

     The accompanying notes are an integral part of these consolidated financial statements.


                         THE VERMONT TEDDY BEAR CO., INC.
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                                          2000       1999
Cash flows from operating activities
Net Income                                           $   79,916 	$  341,240
Adjustments to reconcile net income to net cash
 provided by(used for) operating activities:

     Depreciation and amortization                     198,260       223,678
     Loss on disposal of fixed assets                   17,451             -
     Changes in assets and liabilities:
       Accounts receivable, trade                      (46,595)      254,648
       Inventories                                  (1,205,692)     (319,708)
       Prepaid and other current assets               (199,573)     (674,042)
       Deposits and other assets                      (290,190)     (299,276)
       Accounts payable                             (1,165,883)     (590,217)
       Accrued expenses and other liabilities         (180,119)        5,980
       Income Taxes                                    (47,261)      (35,000)
                                                    ----------    ----------
Net cash provided by operating activities           (2,839,686)   (1,092,697)

Cash flows from investing activities:
  Purchase of property and equipment                  (362,841)      (43,110)
  Proceeds from sale of fixed assets                   127,541             -
  Note Receivable                                        7,500         7,500
                                                    ----------    ----------
Net cash used for investing activities                (227,800)      (35,610)

Cash flows from financing activities:
  Payments of short-term debt                                -             -
  Payments of long-term debt                                 -       (41,792)
  Principal payments on capital lease obligations      (32,935)      (59,940)
  Issuance of common stock, exercise of stock options      345        36,143
  Issuance of common stock, Series B warrant exercise        -        30,656
                                                    ----------    ----------
Net cash provided by(used for) financing activities    (32,590)      (34,933)
                                                    ----------    ----------
Net decrease in cash and cash equivalents
for the year                                        (3,100,076)   (1,163,240)

Cash and cash equivalents, beginning of year         8,737,397     5,342,483
                                                    ----------    ----------
Cash and cash equivalents, end of year              $5,637,321    $4,179,243
                                                    ==========    ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                 140,342       145,685
Cash paid for taxes                                     90,292        35,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Series C preferred stock dividends                       9,000         9,000
Accretion of original issue discount in connection
 with Series C preferred stock                          13,623        13,623
Conversion of preferred stock to common stock                -         1,397

The accompanying notes are an integral part of these consolidated financial statements.


Notes to Financial Statements
-----------------------------

Basis of Presentation

     The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2000, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.


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

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:

                                         Three Months Ended
                                       09/30/00      09/30/99

Weighted average number
of shares used in basic
EPS calculation                       6,757,952      6,134,811


Add: Common Shares
Issuable Upon Exercise of:
  Stock Options                       1,296,946      2,034,157
  Warrants                              738,109        838,109
  Convertible Pref Stock                637,089        602,806
                                      ---------      ---------
Total Common
Shares Issuable                       9,430,096      9,609,883

Less: Shares repurchased
under treasury
Stock method                            959,148        877,514
                                      ---------      ---------
Weighted average number
of shares used in diluted
EPS calculation                       8,470,948      8,732,369
                                      =========      =========

     Diluted weighted average shares outstanding for the three months ended September 30, 2000 and 1999 exclude 119,500 and 12,000 potential common shares because the price of the options was greater than the average market price of the common stock for those periods respectively.


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

     The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the fourth fiscal quarter of their first fiscal year beginning after December 15, 1999, retroactive to the beginning of their fiscal year, and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. The Company does not expect this new guidance to have a material effect on the Company's results of operations or financial position.


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


Income Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the basis of tax assets and liabilities, given the provisions of the enacted tax laws. In view of the Company's previous operating results, a valuation allowance has been provided to reserve a portion of its deferred tax assets due to the uncertainty of their realization. If the Company is able to achieve sufficient profitability to realize all or a portion of its deferred assets, the valuation allowance will be reduced through a credit to the income tax provision in future periods.

	     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.


Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at September 30, 2000:

Raw materials           $     688,071
Work in process               161,282
Finished goods              3,976,175
                        -------------
                        $   4,825,528
                        =============


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

     On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company entered into the sale-leaseback to pay off a maturing mortgage, pay down a line of credit, and improve its liquidity. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank (now the Chittenden Bank). The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and transaction costs of $679,000 associated with the sale-leaseback. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017. The transaction was accounted for under the financing method in accordance with Statement of Financial Accounting Standard No. 98, "Accounting for Leases."

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

     The Wholesale/Corporate segment was begun during the Company's fiscal year 1998. The Company is pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment.

     The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.

                        Bear-Gram     Retail         Wholesale/
                        Service       Operations     Corporate
                        ---------     ----------     ----------
THREE MONTHS
ENDED 09/30/00
Net Revenues            $3,475,043   $ 1,391,758     $   66,675
Cost of Goods Sold       1,300,663       489,403         32,519
                         ---------     ---------      ---------
Gross Margin             2,174,380       902,355         34,156
Gross Margin %               62.6%         64.8%          51.2%

THREE MONTHS
ENDED 09/30/99
Net Revenues            $2,915,954    $1,216,108      $ 752,565
Cost of Goods Sold         993,348       443,426        492,180
                         ---------     ---------       --------
Gross Margin             1,922,606       772,682        260,385
Gross Margin %               65.9%         63.5%          34.6%

     Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

     The Company recently incorporated a new wholly owned subsidiary SendAMERICA, Inc. for the purposes of extending its product offerings in the gift delivery service industry to include other American made gift products besides teddy bears. While no revenues or margins are reported in the three month period ended September 30, 2000 for SendAMERICA, which is still in the development phase, the Company recognizes it as a separate business segment and expects to report revenues and gross margin for this segment in the future.


Management's Discussion and Analysis
------------------------------------

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 2000. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


Results of Operations

Comparison of the three-month periods ended September 30, 2000 and 1999.

     Net revenues for the three month period ended September 30, 2000 totaled $4,933,000, a 1.0 percent increase from net revenues of $4,885,000 for the three-month period ended September 30, 1999. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, rose $559,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site. Net revenues from the wholesale/corporate segment, which includes licensing revenues, decreased $686,000 primarily due to a large corporate order delivered in the three months ended September 30, 1999 which was not replaced by any significant order in the three months ended September 30, 2000. Retail revenues at the Company's Shelburne, Vermont factory retail location increased $176,000.

     Gross margin increased to $3,111,000 for the three months ended September 30, 2000, from $2,956,000 for the three months ended September 30, 1999. As a percentage of net revenues, gross margin increased to
63.1 percent from 60.5 percent for the three-month periods ended September 30, 2000, and 1999, respectively. The increase in gross margin percent resulted primarily from the increased revenues and higher margins in the retail segment and a decrease in the effect of the corporate/wholesale segment, which traditionally has lower unit margins. These higher margins were partially offset by a lower gross margin percent in the Bear-Gram segment due to this segment absorbing a higher allocation of Fulfillment costs during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The decrease in wholesale/corporate gross margin for the three months ended September 30, 2000 is due to a reduction in lower margin wholesale program revenues as compared to the three months ended September 30, 1999.

     Selling expenses increased to $2,014,000 for the three-month period September 30, 2000, from $1,798,000 for the three-month period ended September 30, 1999. This $216,000 increase was attributable to an increase in Bear-Gram advertising costs of $147,000, which includes radio, catalog, Internet and print costs, increases to call center and customer service costs of $33,000, increases to design and selling costs associated with the Company's expanded wholesale/corporate business segment of $2,000, increases to retail operations costs of $5,000, and website development and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $29,000. Selling expenses as a percentage of revenues were 40.8 percent and 36.8 percent for the three months ended September 30, 2000 and 1999, respectively.

     General and administrative expenses were $1,013,000 for the quarter ended September 30, 2000, compared to $722,000 for the quarter ended September 30, 1999. This $291,000 increase to general and administrative costs was primarily due to employee bonus accruals of $60,000, increased order processing fees from higher net revenues of $16,000, increased information technology support costs of $75,000, increased legal and financial advisory fees of $125,000, and administration and information technology support costs related to SendAMERICA, Inc. of $17,000. General and administrative expenses as a percentage of net revenues were 20.5 percent and 14.8 percent for the three months ended September 30, 2000 and September 30, 1999 respectively.

     The company has recorded a tax provision for the quarter ended September 30, 2000, of approximately $43,000. There was no provision recorded for the quarter ended September 30, 1999.

     As a result of the foregoing factors, net income to common stockholders totaled $39,000 for the quarter ended September 30, 2000, compared to a net income to common stockholders of $301,000, for the quarter ended September 30, 1999.


Liquidity and Capital Resources

     As of September 30, 2000, the Company's cash position decreased to $5,637,000, from $8,737,000 at June 30, 2000. Restricted cash balances at these dates were $569,000 and $366,000, respectively. The largest component of restricted cash at September 30, 2000 and June 30, 2000 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. An additional $200,000 certificate of deposit was required in the quarter ended September 30, 2000 for collateral substitution under the Company's lease obligation to URSA (VT) QRS-30, Inc. upon sale of property. Cash increases provided by operating income were offset by increases in inventories, purchases of equipment, and decreases in accounts payable.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:

                                                  Shares       Amount

Issuance of Series C Preferred Stock                66      $  478,371
  as of June 30, 2000

Add:  Series C Preferred Stock Dividend              0.9    $    9,000

Add:  Accretion of Discount Related to
      Warrant Issuance                                      $   13,623
                                                            ----------
Balance of Series C Preferred Stock
  as of September 30, 2000                          66.9    $  500,994
                                                            ==========

     Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry
certain anti-dilution provisions.   The Series C Preferred Stock has a
cumulative preferred dividend of six percent per annum, payable quarterly. As of September 30, 2000, $69,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

     The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.


Commitments & Contingencies

     On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion
was denied by order entered April 12, 2000.   The parties have
unsuccessfully attempted to resolve their disputes and after engaging in document discovery, the Company has moved for summary judgement on its claims and dismissing the landlord's claims. That motion has been fully briefed and was argued on October 30, 2000. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.


     On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company denied any liability on the counter claim. On June 14, 2000 a settlement was reached for $225,000. The Company recognized a gain of $100,000 as other income in the three months ended September 30, 2000, when the cash settlement was received.

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


Reports on Form 8-K

     There were no reports filed on Form 8-K during the three-month period ended September 30, 2000.




Signatures
----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  The Vermont Teddy Bear Co., Inc.

Date:  November 14, 2000           /s/ Elisabeth B. Robert,
                                  -----------------------
                                  Elisabeth B. Robert,
                                  Chief Executive Officer and
                                  Chief Financial Officer