Form 10QSB
period 2000-12-31
VERMONT TEDDY BEAR CO INC
filed 2001-02-14
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000 .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,766,201 shares of Common Stock, $.05 par value per share, as of December 31, 2000.

Transitional Small Business Disclosure Format (check one):

Yes ; No X .

The Vermont Teddy Bear Co., Inc.

Index to Form 10-QSB

December 31, 2000

Page No.
Part I - Financial Information
Financial Statements
Balance Sheet as of December 31, 2000	3
Statements of Operations for the Three Months and Six Months ended December 31, 2000	4
Statements of Cash Flows for the Six Months ended December 31, 2000	5
Notes to Financial Statements	6
Management's Discussion and Analysis	11

Part II - Other Information
Item 1. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Stockholders	17
Item 6. Exhibits and Reports on Form 8-K	17

Signatures	23

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheets

December 31, 2000

(Unaudited)
ASSETS	2000

Cash, cash equivalents (includes restricted cash of $572,000)	$ 5,107,357
Accounts receivable, trade	35,665
Inventories	5,575,744
Prepaid expenses and other current assets	732,445
Deferred income taxes	165,363
Total Current Assets	11,616,574

Property and equipment, net	8,327,330
Deposits and other assets	1,462,072
Note receivable	20,000
Total Assets	$ 21,425,976

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of:
Long-term debt	$ -
Capital lease obligations	136,065
Accounts payable	2,185,975
Accrued expenses	871,702
Income taxes payable	177,587
Total Current Liabilities	3,371,329

Long-term debt, net of current portion	-
Capital lease obligations, net of current portion	5,341,736
Deferred income taxes	95,363
Total Liabilities	8,808,428

Series C Convertible Redeemable Preferred Stock Authorized 110 shares; 67.8 shares issued and outstanding, $678,000 liquidation value.	523,617

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares.	1,224,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 6,789,221 shares, outstanding 6,766,201	339,461
Additional paid-in capital	11,857,489
Treasury stock at cost: 23,020 shares	(117,500)
Accumulated deficit	(1,209,519)
Total Stockholders' Equity	$ 12,093,931
Total Liabilities and Stockholders' Equity	$ 21,425,976

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2000 and 1999

(Unaudited)

Three Months Ended Six Months Ended
	12/31/00	12/31/99	12/31/00	12/31/99
Net Revenues	$7,919,493	$7,638,170	$12,852,969	$12,522,797
Cost of Goods Sold	3,128,337	3,127,295	4,950,922	5,056,249
Gross Profit	4,791,156	4,510,875	7,902,047	7,466,548

Selling, General, and Administrative Expenses:
Selling Expenses	3,187,988	2,733,595	5,201,694	4,531,336
General and Administrative Expenses	1,061,471	927,548	2,074,434	1,649,985
	4,249,459	3,661,143	7,276,128	6,181,321
Operating Income	541,697	849,732	625,919	1,285,227
Interest Income	59,520	32,535	135,506	71,020
Interest Expense	(147,876)	(140,974)	(288,218)	(287,184)
Other Income	378	2,245	103,458	15,715
Income Before Income Taxes	453,719	743,538	576,665	1,084,778
Income Tax Provision	(158,802)	-	(201,833)	-
Net Income	294,917	743,538	374,832	1,084,778
Series A Preferred Stock Dividends	(18,000)	(18,000)	(36,000)	(36,000)
Series C Preferred Stock Dividends	(9,000)	(9,000)	(18,000)	(18,000)
Accretion of Original Issue Discount in connection with Series C preferred stock warrants	(13,623)	(13,623)	(27,246)	(27,246)
Net Income-Common Stockholders	254,294	702,915	293,586	1,003,532

Basic Net Income Per Common Share	$0.04	$0.11	$0.04	$0.16

Diluted Net Income Per Common Share	$0.03	$0.08	$0.03	$0.12

Weighted Average Number of Common Shares Outstanding	6,761,644	6,357,720	6,759,798	6,246,265

Weighted Average Number of Diluted Common Shares Outstanding	8,559,570	8,641,761	8,520,871	8,511,597

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2000 and 1999

(Unaudited)
	2000	1999
Cash flows from operating activities
Net Income	$374,832	$1,084,778
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amoritzation	398,612	457,189
Loss on disposal of fixed assets	17,451	(958)
Changes in assets and liabilities:
Accounts receivable, trade	55,236	(669,956)
Inventories	(1,955,908)	(1,209,096)
Prepaid and other current assets	(132,025)	(118,571)
Deposits and other assets	(574,301)	(357,345)
Accounts payable	(995,946)	293,587
Accrued expenses and other liabilities	(321,099)	9,147
Income taxes	74,231	(35,000)
Net cash used for operating activities	(3,058,917)	(546,225)
Cash flows from investing activities:
Purchases of property and equipment	(652,277)	(354,195)
Proceeds from sale of fixed assets	127,541	24,201
Note receivable	7,500	15,000
Net cash used for investing activities	(517,236)	(314,994)
Cash flows from financing activities:
Payments of long-term debt	-	(329,101)
Principal payments on capital lease obligations	(65,437)	(121,353)
Issuance of common stock, exercise of stock options	11,550	172,011
Issuance of common stock, Series B warrants exercise	-	30,656

Net cash used for financing activities	(53,887)	(247,787)

Net decrease in cash and cash equivalents for the period	(3,630,040)	(1,109,006)

Cash and cash equivalents, beginning of period	8,737,397	5,342,483

Cash and cash equivalents, end of period	$5,107,357	$4,233,477

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	288,218	282,834
Cash paid for taxes	185,212	35,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Series C preferred stock dividends	18,000	18,000
Accretion of original issue discount in connection with Series C preferred stock	27,246	27,246
Conversion of preferred stock to common stock	-	1,397

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements

Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (" SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2000, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.

Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and it's wholly owned subsidiary, SendAMERICA, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

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

Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic and diluted net income per common share is calculated by dividing net income by the weighted number of common shares outstanding for all periods presented. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:

Three Months Ended Six Months Ended

	12/31/00	12/31/99	12/31/00	12/31/99
Weighted average number of shares used in basic EPS calculation	6,761,644	6,357,720	6,759,798	6,246,265

Add: Common Shares Issuable Upon Exercise of:
Stock Options	1,400,958	1,666,757	1,396,202	1,666,757
Warrants	738,109	738,109	738,109	738,109
Convertible Pref Stock	645,659	611,377	645,659	611,377
Total Common Shares Issuable	2,784,726	3,016,243	2,779,970	3,015,243

Less: Shares repurchased under treasury Stock method	(986,801)	(732,202)	(1,018,898)	(749,911)

Weighted average number of shares used in diluted EPS calculation	8,559,570	8,641,761	8,520,871	8,511,597

Diluted weighted average shares outstanding for the three and six months ended December 31, 2000 exclude 22,000 and 26,500 potential common shares because the price of the options was greater than the average market price of the common stock for those periods respectively. Diluted weighted average shares outstanding for the three and six months ended December 31, 1999 exclude 5,500 and 6,500 potential common shares because the price of the options is greater than the average market price of the common stock for those periods respectively.

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

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. SAB 101 is effective for the quarter ending June 30, 2001. The statement is retroactive to the beginning of the fiscal year, and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. The Company does not expect this new guidance to have a material effect on the Company's results of operations or financial position.

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

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the basis of tax assets and liabilities, given the provisions of the enacted tax laws. Based upon the Company's operating income, the deferred tax asset valuation was reduced in 2000 as a result of net changes in temporary differences in the reversal of a portion of the valuation allowance, based on improved operating results in 1999 and 2000 and expected operating results in 2001.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at December 31, 2000:

Raw materials	$ 665,239
Work in process	322,493
Finished goods	4,588,012
$ 5,575,744

Debt and Borrowings

On December 31, 1997, the Company borrowed $200,000 from Green Mountain Capital L.P. in the form of a five-year term note. The note bears interest at 12 percent per annum, is repayable in monthly installments through December 31, 2002, and is secured by a security interest in the Company's real and personal property. In conjunction with the issuance of the notes, Green Mountain Capital received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, subject to certain anti-dilution provisions. On November 5, 1999, the Company settled in full, all outstanding notes payable with Green Mountain Capital. All 100,000 warrants were exercised in a cashless transaction valued at $100,000 and the remainder of $159,393 of outstanding notes payable was paid in cash.

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

Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of Bear-Gram Gift Delivery Service, Retail Operations, Wholesale/Corporate (including licensing), and SendAMERICA.

The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Bear-Gram orders are placed through the toll free number, on-line, or through the catalog.

The retail operation segment involves one retail store offering factory tours at the Company's headquarters in Shelburne, Vermont. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear.

The Wholesale/Corporate segment was begun during the Company's fiscal year 1998. The Company is pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment.

The SendAMERICA segment, a new wholly owned subsidiary, was begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products besides teddy bears. SendAMERICA, which is still in the development phase, did generate revenues during the three months ended December 31, 2000.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
THREE MONTHS ENDED 12/31/00
Net Revenues	$ 7,105,725	$ 721,515	$ 80,425	$11,828
Cost of Goods Sold	$2,734,693	$326,670	$37,960	$29,014
Gross Margin	$4,371,032	$394,845	$42,465	($17,186)
Gross Margin %	61.5%	54.7%	52.8%

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
THREE MONTHS ENDED 12/31/99
Net Revenues	$ 5,653,282	$ 681,299	$1,303,589	$ -
Cost of Goods Sold	$ 2,090,738	$ 61,537	$ 775,020	$ -
Gross Margin	$ 3,562,544	$ 419,762	$ 528,569
Gross Margin %	63.0%	61.6%	40.6%

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
SIX MONTHS ENDED 12/31/00
Net Revenues	$10,580,768	$2,113,273	$147,100	$11,828
Cost of Goods Sold	$ 4,035,357	$ 816,073	$ 70,478	$29,014
Gross Margin	$ 6,545,411	$1,297,200	$ 76,622	($17,186)
Gross Margin %	61.9%	61.4%	52.1%

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
SIX MONTHS ENDED 12/31/99
Net Revenues	$ 8,569,236	$ 1,897,407	$ 2,056,154	$ -
Cost of Goods Sold	$ 3,084,086	$704,963	$ 1,267,200	$ -
Gross Margin	$ 5,485,150	$ 1,192,444	$ 788,954
Gross Margin %	64.0%	62.9%	38.4%

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 2000. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," " estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Comparison of the three-month periods ended December 31, 2000 and 1999.

Net revenues for the three month period ended December 31, 2000 totaled $7,919,000, a 3.7 percent increase from net revenues of $7,638,000 for the three-month period ended December 31, 1999. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased $1,452,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country, increased sales from the Company's www.vermontteddybear.com web-site, and new loyalty marketing initiatives. Net revenues from the corporate/wholesale segment, which includes licensing revenues, decreased $1,223,000 for the three months ended December 31, 2000 primarily due to the termination of the Company's agreement with Zany Brainy, Inc., effective September 30, 2000, and a large corporate order delivered in the three months ended December 31, 1999 that was not replaced by any significant order in the three months ended December 31, 2000. Retail revenues at the Company's Shelburne, Vermont factory retail location increased $40,000.

Gross margin increased to $4,791,000 for the three months ended December 31, 2000, from $4,511,000 for the three months ended December 31, 1999. As a percentage of net revenues, gross margin increased to 60.5 percent from 59.1 percent for the three-month periods ended December 31, 2000, and 1999, respectively. The increase in gross margin percent resulted from the increased revenues in the Bear-Gram and retail segment and a decrease in the effect of the corporate/wholesale segment, which traditionally has lower unit margins. The margin decrease in the Bear-Gram segment is primarily attributable to discounts offered through our loyalty marketing programs and the Bear-Gram segment's increased share of fulfillment costs related to the decrease in corporate/wholesale revenues. Retail margins decreased as a result of increased sales of domestic made products which traditionally have lower unit margins and a factory seconds and materials clearance sale during this period. Corporate/wholesale margins increased during this period due to a reduction in lower margin wholesale programs as compared to the three month period ended December 31, 1999.

Selling expenses increased to $3,188,000 for the three-month period ended December 31, 2000, from $2,734,000 for the three-month period ended December 31, 1999. This $454,000 increase was primarily attributable to an increase in Bear-Gram advertising costs of $380,000, which includes radio, catalog, Internet and print costs, and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $104,000. Due to the decrease in corporate/wholesale business in the quarter ended December 31, 2000, and the increase in Bear-Gram segment revenue, which traditionally has higher selling and marketing expenses, selling and marketing expenses as a percentage of revenues rose to 40.3 percent from 35.8 percent for the three months ended December 31, 2000 and 1999, respectively.

General and administrative expenses were $1,061,000 for the quarter ended December 31, 2000, compared to $928,000 for the quarter ended December 31, 1999. This $133,000 increase to general and administrative costs was primarily due to increased information technology support costs of $106,000, increased legal, accounting and financial advisory fees of $87,000, accrual of employee bonuses of $60,000, increased order processing fees from higher Bear-Gram net revenues of $33,000, increased employee health insurance costs of $29,000, and administration costs related to SendAMERICA, Inc. of $25,000. These costs were offset by the distribution of accrued employee bonuses to the appropriate cost centers in the amount of $167,000, and decreases in severance costs associated with the departure of Spencer Putnam, former Vice President of Operations, of $57,000 expensed in the three month period ended December 31, 1999. General and administrative expenses as a percentage of net revenues were 13.4 percent and 12.1 percent for the three months ended December 31, 2000 and December 31, 1999 respectively.

The company has recorded a tax provision for the quarter ended December 31, 2000, of approximately $159,000. There was no provision recorded for the quarter ended December 31, 1999. The Company is providing a tax provision at the expected effective tax rate for fiscal 2001.

As a result of the foregoing factors, net income to common stockholders totaled $254,000 for the quarter ended December 31, 2000, compared to a net income to common stockholders of $703,000, for the quarter ended December 31, 1999.

Comparison of the six-month periods ended December 31, 2000 and 1999.

Net revenues for the six month period ended December 31, 2000 totaled $12,853,000, a 2.6 percent increase from net revenues of $12,523,000 for the six month period ended December 31, 1999. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, rose $2,011,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site, and new loyalty marketing initiatives. Net revenues from the wholesale/corporate segment, which includes licensing revenues, decreased $1,909,000 primarily due to the termination of the Company's agreement with Zany Brainy, Inc. effective September 30, 2000, and large corporate orders in the six months ended December 31, 1999 which were not replaced by any significant order in the six months ended December 31, 2000. Retail revenues increased $216,000.

Gross margin increased to $7,902,000 for the six months ended December 31, 2000, from $7,467,000 for the six months ended December 31, 1999. As a percentage of net revenues, gross margin increased to 61.5 percent from 59.6 percent for the six month periods ended December 31, 2000, and 1999. Increases in gross profit margin percent resulted from the increased revenues in both the Bear-Gram and Retail segments and a decrease in the effect of the corporate/wholesale segment, which traditionally has lower unit margins. The margin decrease in the Bear-Gram segment is primarily attributable to discounts offered through our loyalty marketing programs and the Bear-Gram segment's increased share of fulfillment costs related to the decrease in corporate/wholesale revenues. Retail margins decreased as a result of a factory seconds and materials clearance sale during this period. Corporate/wholesale margins increased during this period due to a reduction in lower margin wholesale programs as compared to the six months ended December 31, 1999.

Selling expenses increased to $5,202,000 for the six month period December 31, 2000, from $4,531,000 for the six month period ended December 31, 1999. This $671,000 increase was primarily due to increased Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs, of $535,000, and marketing and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $133,000. Due to the decrease in corporate/wholesale business in the six months ended December 31, 2000 and the increase in Bear-Gram segment revenue, which traditionally has higher selling and marketing expenses, the selling expenses as a percentage of revenues rose to 40.5 percent and 36.2 percent for the six months ended December 31, 2000 and 1999, respectively.

General and administrative expenses were $2,074,000 for the six months ended December 31, 2000, compared to $1,650,000 for the six months ended December 31, 1999. The increase to general and administrative costs was primarily due to increased legal, accounting and financial advisory fees of $202,000, increased information technology support costs of $166,000, accrual of employee bonuses of $120,000, increased order processing fees from higher Bear-Gram net revenues of $49,000, administration costs related to SendAMERICA, Inc. of $41,000, and increased employee health insurance costs of $29,000. These costs were offset by the distribution of accrued employee bonuses to the appropriate cost centers in the amount of $167,000, and decreases in severance costs associated with the departure of Spencer Putnam, former Vice President of Operations, of $57,000 related to the six months ended December 31, 1999. General and administrative expenses as a percentage of net revenues were 16.1 percent and 13.2 percent for the six months ended December 31, 2000 and December 31, 1999 respectively.

The Company recorded a tax provision for the six months ended December 31, 2000 of approximately $202,000. The Company is providing a tax provision at the expected effective tax rate for fiscal 2001.

As a result of the foregoing factors, net income to common stockholders totaled $294,000, for the six months ended December 31, 2000, compared to a net income to common stockholders of $1,004,000, for the six months ended December 31, 1999.

Liquidity and Capital Resources

As of December 31, 2000, the Company's cash position decreased to $5,107,000, from $8,737,000 at June 30, 2000. Restricted cash balances at these dates were $572,000 and $365,000, respectively. The largest component of restricted cash at December 31, 2000 and June 30, 2000 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. An additional $200,000 certificate of deposit was required in the quarter ended September 30, 2000 for collateral substitution under the Company's lease obligation to URSA (VT) QRS-30, Inc. upon sale of property. Cash increases provided by operating income were offset by increases in inventories, purchases of equipment, and decreases in accounts payable.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:
	Shares	Amount
Balance Series C, Preferred Stock as of September 30, 2000	66.9	$500,994

Add: Series C Preferred Stock Dividend	0.9	9,000

Add: Accretion of Discount Related to Warrant Issuance		13,623

Balance Series C, Preferred Stock as of December 31, 2000	67.8	$523,617

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. As of December 31, 2000, $78,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.

Commitments & Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demanding for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputes the landlord's position and believes it is not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action seeks breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. The parties have unsuccessfully attempted to resolve their disputes and after engaging in document discovery, the Company has moved for summary judgement on its claims and dismissing the landlord's claims. That motion has been fully briefed and was argued on October 30, 2000. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten year lease with three five year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments are $393,000. The lease began on September 1, 2000 and replaced the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont. The Company is accounting for this lease as an operating lease in its financial statements.

Part II. Other Information

Item 1. Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the state of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. A description of the background and current status of this action appears in Part I of this report under the heading Commitments and Contingencies.

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

Reports on Form 8-K

There were no reports filed on Form 8-K during the three-month period ended December 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: February 14, 2001 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer