Form 10QSB
period 2001-03-31
VERMONT TEDDY BEAR CO INC
filed 2001-05-15
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,809,387 shares of Common Stock, $.05 par value per share, as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):

Yes ; No X .

The Vermont Teddy Bear Co., Inc.

Index to Form 10-QSB

March 31, 2001

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheets

March 31, 2001

(Unaudited)

ASSETS	2001

Cash, cash equivalents (includes restricted cash of $575,000)	$ 10,135,913
Accounts receivable, trade	9,373
Inventories	5,817,234
Prepaid expenses and other current assets	336,176
Deferred income taxes	165,363
Total Current Assets	16,464,059

Property and equipment, net	8,347,084
Deposits and other assets	1,647,013
Note receivable	5,000
Total Assets	$ 26,463,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of:
Long-term debt	$ -
Capital lease obligations	138,313
Accounts payable	4,240,296
Accrued expenses	1,193,649
Income taxes payable	1,146,489
Total Current Liabilities	6,718,747

Long-term debt, net of current portion	-
Capital lease obligations, net of current portion	5,306,134
Deferred income taxes	95,363
Total Liabilities	12,120,244

Series C Convertible Redeemable Preferred Stock Authorized 110 shares; 68.7 shares issued and outstanding, $687,000 liquidation value.	546,240

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares.	1,242,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 6,853,996 shares, Outstanding 6,830,976	342,700
Additional paid-in capital	11,939,170
Treasury stock at cost: 23,020 shares	(117,500)
Retained Earnings	390,302
Total Stockholders' Equity	$ 13,796,672

Total Liabilities and Stockholders' Equity	$ 26,463,156

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Income

For the Three and Nine Months Ended March 31, 2001 and 2000

(Unaudited)

Three Months Ended Nine Months Ended
	03/31/01	03/31/00	03/31/01	03/31/00
Net Revenues	$14,241,228	$10,921,316	$27,094,197	$23,444,113
Cost of Goods Sold	4,716,775	3,818,232	9,667,697	8,874,481
Gross Profit	9,524,453	7,103,084	17,426,500	14,569,632

Operating Expenses:
Selling Expenses	5,312,773	4,089,403	10,514,467	8,620,739
General and Administrative Expenses	1,479,203	1,229,566	3,553,636	2,879,551
	6,791,976	5,318,969	14,068,103	11,500,290
Operating Income	2,732,477	1,784,115	3,358,397	3,069,342
Interest Income	101,152	55,628	236,658	126,648
Interest Expense	(143,694)	(132,026)	(431,912)	(419,210)
Other Income	0	101	103,458	15,816
Income Before Income Taxes	2,689,935	1,707,818	3,266,601	2,792,596
Income Tax Provision	(1,049,491)	(91,644)	(1,251,324)	(91,644)
Net Income	1,640,444	1,616,174	2,015,277	2,700,952
Series A Preferred Stock Dividends	(18,000)	(18,000)	(54,000)	(54,000)
Series C Preferred Stock Dividends	(9,000)	(9,000)	(27,000)	(27,000)
Accretion of Original Issue Discount in connection with Series C preferred stock warrants	(13,623)	(13,623)	(40,869)	(40,869)
Net Income-Common Stockholders	1,599,821	1,575,551	1,893,408	2,579,083

Basic Net Income Per Common Share	$0.24	$0.24	$0.28	$0.41

Diluted Net Income Per Common Share	$.18	$0.18	$.22	$0.30

Weighted Average Number of Common Shares Outstanding	6,794,253	6,457,958	6,771,199	6,316,316

Weighted Average Number of Diluted Common Shares Outstanding	8,684,283	8,678,471	8,668,658	8,572,840

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2001 and 2000

(Unaudited)

	2001	2000
Cash flows from operating activities
Net Income	$2,015,277	$2,700,952
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amoritzation	608,967	620,016
Loss on disposal of fixed assets	17,451	(958)
Changes in assets and liabilities:
Accounts receivable, trade	81,528	(128,967)
Inventories	(2,197,398)	(1,330,509)
Prepaid and other current assets	264,244	(177,964)
Deposits and other assets	(772,134)	24,917
Accounts payable	1,058,375	(29,033)
Accrued expenses and other liabilities	848	183,059
Income taxes	1,043,133	65,000
Net cash provided by operating activities	2,120,291	1,926,513
Cash flows from investing activities:
Purchases of property and equipment	(869,494)	(567,781)
Proceeds from sale of fixed assets	127,541	24,201
Note receivable	22,500	22,500
Net cash used for investing activities	(719,453)	(521,080)
Cash flows from financing activities:
Payments of long-term debt	-	(329,946)
Principal payments on capital lease obligations	(98,792)	(184,274)
Issuance of common stock, exercise of stock options	96,470	183,511
Issuance of common stock, Series B warrants exercise	-	30,656

Net cash used for financing activities	(2,322)	(300,053)

Net increase in cash and cash equivalents for the period	1,398,516	1,105,380

Cash and cash equivalents, beginning of period	8,737,397	5,342,483

Cash and cash equivalents, end of period	$10,135,913	$6,447,863

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	431,912	414,860
Cash paid for taxes	206,658	47,212

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Series C preferred stock dividends	27,000	27,000
Accretion of original issue discount in connection with Series C preferred stock	40,869	40,869
Conversion of preferred stock to common stock	-	1,397

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Notes to Financial Statements

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:

Three Months Ended Nine Months Ended

	03/31/01	03/31/00	03/31/01	03/31/00
Weighted average number of shares used in basic EPS calculation	6,794,253	6,457,958	6,771,199	6,316,316

Add: Common Shares Issuable Upon Exercise of:
Stock Options	1,359,802	1,656,257	1,384,246	1,656,757
Warrants	738,109	738,109	738,109	738,109
Convertible Pref Stock	654,230	619,947	654,230	619,947
Total Common Shares Issuable	2,752,141	3,014,313	2,776,585	3,014,813

Less: Shares repurchased under treasury Stock method	(862,111)	(793,800)	(879,126)	(758,289)

Weighted average number of shares used in diluted EPS calculation	8,684,283	8,678,471	8,668,658	8,572,840

Diluted weighted average shares outstanding for the three and nine months ended March 31, 2001 exclude 34,500 potential common shares because the price of the options was greater than the average market price of the common stock for those periods respectively. Diluted weighted average shares outstanding for the three and nine months ended March 31, 2000 exclude 10,500 and 10,000 potential common shares because the price of the options is greater than the average market price of the common stock for those periods respectively.

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". This interpretation provides guidance on the application of APB Opinion No. 25, including (1) the definition of an employee (2) the criteria for determining whether a plan qualifies as a noncompensatory plan (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000 and the effects of applying this interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

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

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the basis of tax assets and liabilities, given the provisions of the enacted tax laws. Based upon the Company's operating income, the deferred tax asset valuation allowance was reduced in 2000 and 2001 as a result of net changes in temporary differences and the utilization of NOL's, which has resulted in a reduction of the valuation allowance in 2000 and 2001. The Company is providing a tax provision at the expected effective tax rate for fiscal year 2001.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at March 31, 2001:
Raw materials	$ 708,320
Work in process	408,124
Finished goods	4,700,790
$ 5,817,234

Debt and Borrowings

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

Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of Bear-Gram Gift Delivery Service, Retail Operations, Corporate/wholesale (including licensing), and SendAMERICA.

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

The Corporate/Wholesale segment was begun during the Company's fiscal year 1998. The Company is pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment.

SendAMERICA, Inc., a new wholly owned subsidiary, is a new business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA, which is still in the start up phase, generated immaterial revenues during the three months ended March 31, 2001.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
THREE MONTHS ENDED 03/31/01
Net Revenues	$ 13,805,726	$ 340,769	$ 75,857	$18,876
Cost of Goods Sold	$4,543,141	$122,972	$36,292	$14,370
Gross Margin	$9,262,585	$217,797	$39,565	$4,506
Gross Margin %	67.1%	63.9%	52.2%	23.9%

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
THREE MONTHS ENDED 03/31/00
Net Revenues	$ 10,509,310	$ 321,859	$90,147	$ -
Cost of Goods Sold	$ 3,676,496	$ 134,539	$ 7,197	$ -
Gross Margin	$ 6,832,814	$ 187,320	$ 82,950
Gross Margin %	65.0%	58.2%	92.0%

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
NINE MONTHS ENDED 03/31/01
Net Revenues	$24,386,494	$2,454,042	$222,957	$30,704
Cost of Goods Sold	$ 8,578,498	$ 939,045	$ 106,770	$43,384
Gross Margin	$ 15,807,996	$1,514,997	$ 116,187	($12,680)
Gross Margin %	64.8%	61.7%	52.1%
	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
NINE MONTHS ENDED 03/31/00
Net Revenues	$ 19,078,546	$ 2,219,266	$ 2,146,301	$ -
Cost of Goods Sold	$ 6,760,582	$839,502	$ 1,274,397	$ -
Gross Margin	$ 12,317,964	$ 1,379,764	$ 871,904
Gross Margin %	64.6%	62.2%	40.6%

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Item 2. Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 2000. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Comparison of the three-month periods ended March 31, 2001 and 2000.

Net revenues for the three month period ended March 31, 2001 totaled $14,241,000, a 30.4 percent increase from net revenues of $10,921,000 for the three-month period ended March 31, 2000. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased $3,296,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country, increased sales from the Company's www.vermontteddybear.com web-site, including sales from new loyalty marketing and Internet affiliate marketing initiatives. Retail revenues at the Company's Shelburne, Vermont factory retail location increased $19,000. Net revenues from the Corporate/Wholesale segment, which includes licensing revenues, decreased a net amount of $14,000. Gross Corporate/Wholesale revenues for the three months ended March 31, 2001 decreased $116,000 primarily due to corporate orders delivered in the three months ended March 31, 2000 that were not replaced by any significant order in the three months ended March 31, 2001. This decrease was offset by a return from Zany Brainy, Inc. in the three months ended March 31, 2000 of $102,000 yielding a net decrease of $14,000 in corporate/ wholesale revenues.

Gross margin increased to $9,524,000 for the three months ended March 31, 2001, from $7,103,000 for the three months ended March 31, 2000. As a percentage of net revenues, gross margin increased to 66.9 percent from 65.0 percent for the three-month periods ended March 31, 2001, and 2000, respectively. The increase in gross margin percent resulted from the increased revenues and higher unit margins in the Bear-Gram and Retail segments. Corporate/Wholesale gross margin decreased during the three months ended March 31, 2001 compared to the same period last year as the gross margin for the three months ended March 31, 2000 was "inflated" by an inventory buy-back from Zany Brainy Inc. during that quarter last year.

Selling expenses increased to $5,313,000 for the three-month period ended March 31, 2001, from $4,089,000 for the three-month period ended March 31, 2000. This $1,224,000 increase was primarily attributable to an increase in Bear-Gram advertising costs of $950,000, which include radio, catalog, Internet, and print costs, and increases to call center and customer service costs of $185,000, and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $118,000. These increases were offset by a decrease in Retail expenses of $23,000 and a decrease of $6,000 in Corporate/Wholesale expenses. Selling expenses as a percentage of revenues decreased to 37.3 percent from 37.4 percent for the three months ended March 31, 2001 and 2000, respectively.

General and administrative expenses were $1,479,000 for the quarter ended March 31, 2001, compared to $1,230,000 for the quarter ended March 31, 2000. This $249,000 increase to general and administrative costs was primarily due to increased information technology support costs of $113,000, increased order processing fees from higher Bear-Gram net revenues of $72,000, increased employee health insurance costs of $30,000, and administration costs related to SendAMERICA, Inc. of $24,000. General and administrative expenses as a percentage of net revenues were 10.4 percent and 11.3 percent for the three months ended March 31, 2001 and March 31, 2000 respectively.

The company has recorded an income tax provision for the quarter ended March 31, 2001, of approximately $1,049,000. This compares to a $92,000 provision recorded for the quarter ended March 31, 2000. The Company is providing a tax provision at the expected effective tax rate for fiscal 2001.

As a result of the foregoing factors, net income to common stockholders totaled $1,600,000 for the quarter ended March 31, 2001, compared to a net income to common stockholders of $1,576,000, for the quarter ended March 31, 2000.

Comparison of the nine-month periods ended March 31, 2001 and 2000.

Net revenues for the nine month period ended March 31, 2001 totaled $27,094,000, a 15.6 percent increase from net revenues of $23,444,000 for the nine month period ended March 31, 2000. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, rose $5,308,000. The increase is attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country and increased sales from the Company's www.vermontteddybear.com web-site, including sales from new loyalty marketing initiatives and Internet affiliate marketing. Retail revenues increased $235,000. Net revenues from the Corporate/Wholesale segment, which includes licensing revenues, decreased $1,923,000 primarily due to the termination of the Company's agreement with Zany Brainy, Inc. effective September 30, 2000, and large corporate orders in the nine months ended March 31, 2000 which were not replaced by any significant order in the nine months ended March 31, 2001.

Gross margin increased to $17,427,000 for the nine months ended March 31, 2001, from $14,570,000 for the nine months ended March 31, 2000. As a percentage of net revenues, gross margin increased to 64.3 percent from 62.1 percent for the nine month periods ended March 31, 2001, and 2000. Increases in gross profit margin percent resulted from the increased revenues in both the Bear-Gram and Retail segments and a decrease in the effect of the Corporate/Wholesale segment, which traditionally has lower unit margins. Corporate/Wholesale margins increased during this period due to a reduction in lower margin wholesale programs as compared to the nine months ended March 31, 2000. Retail margins decreased as a result of a factory seconds and materials clearance sale during this period.

Selling expenses increased to $10,514,000 for the nine month period March 31, 2001, from $8,621,000 for the nine month period ended March 31, 2000. This $1,893,000 increase was primarily due to increased Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs, of $1,484,000, and increases to call center and customer service costs of $199,000, and marketing and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $251,000. These increases were offset by decreases in Retail expenses of $38,000 and decreases of $3,000 in Corporate/Wholesale expenses. Selling expenses as a percentage of revenues increased to 38.8 percent from 36.8 percent for the nine months ended March 31, 2001 and 2000, respectively.

General and administrative expenses were $3,554,000 for the nine months ended March 31, 2001, compared to $2,880,000 for the nine months ended March 31, 2000. The increase to general and administrative costs was primarily due to increased legal and financial advisory fees of $166,000, increased information technology support costs of $279,000, increased order processing fees from higher Bear-Gram net revenues of $121,000, administration costs related to SendAMERICA, Inc. of $65,000, and increased employee health insurance costs of $59,000. These costs were offset by decreases in severance costs associated with the departure of Spencer Putnam, former Vice President of Operations, of $57,000 related to the nine months ended March 31, 2000. General and administrative expenses as a percentage of net revenues were 13.1 percent and 12.2 percent for the nine months ended March 31, 2001 and March 31, 2000 respectively.

The Company recorded a tax provision for the nine months ended March 31, 2001 of approximately $1,251,000. This compares to a $92,000 provision for the nine months ended March 31, 2000. The Company is providing a tax provision at the expected effective tax rate for fiscal 2001.

As a result of the foregoing factors, net income to common stockholders totaled $1,893,000, for the nine months ended March 31, 2001, compared to a net income to common stockholders of $2,579,000, for the nine months ended March 31, 2000 .

Liquidity and Capital Resources

As of March 31, 2001, the Company's cash position increased to $10,136,000, from $8,737,000 at June 30, 2000. Restricted cash balances at these dates were $575,000 and $365,000, respectively. The largest component of restricted cash at March 31, 2001 and June 30, 2000 was a $300,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. An additional $200,000 certificate of deposit was required in the quarter ended September 30, 2000 for collateral substitution under the Company's lease obligation to URSA (VT) QRS-30, Inc. upon sale of property. Cash increases provided by operating income and increases in accounts payable were offset by increases in inventories and purchases of equipment.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:

	Shares	Amount
Balance Series C, Preferred Stock as of December 31, 2000	67.8	$523,617

Add: Series C Preferred Stock Dividend	0.9	9,000

Add: Accretion of Discount Related to Warrant Issuance		13,623

Balance Series C, Preferred Stock as of March 31, 2001	68.7	$546,240

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. As of March 31, 2001, $87,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the state of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. A description of the background and current status of this action appears in Part I, Item 2 of this report under the heading Commitments and Contingencies.

Item 4. Submission of Matters to a Vote of Stockholders

On January 26, 2001, the Company held an Annual Meeting of Shareholders, at which the following matters were voted upon:

(1) Election of six individuals to the Company's Board of Directors for the ensuing year.

Name	For	Withheld
Jason Bacon	6,832,166	7,986
Robert Hamilton	6,832,166	7,986
Barbara Johnson	6,832,165	7,987
Fred Marks	6,832,066	8,086
Spencer Putnam	6,831,966	8,186
Elisabeth Robert	6,832,166	7,986

(2) Election of Directors by Series C Preferred Shareholders (Not applicable to Common Stockholders):
Name	For	Withheld
Thomas R. Shepherd	645,659	0
T. Nathanael Shepherd	645,659	0

(3) Ratification of the selection of Arthur Andersen L.L.P. as the Company's independent public accountants for the 2001 fiscal year.

Votes cast for: 6,836,550 Votes cast against: 2,173 Abstentions: 1,429

All matters were approved by the Company's Shareholders.

Item 5. Other Business

On April 3, 2001, Maxine Brandenburg was elected by the Board to serve on the Board of Directors for the ensuing year or until her successor is duly elected and qualified to serve. Ms. Brandenburg has twenty-five years of senior management experience in non-profit organizations as well as extensive consulting experience with both private organizations and public agencies. She is currently President and CEO of the Vermont Business Roundtable, a non-profit, non-partisan organization of 115 chief executive officers representing all major sectors of the Vermont economy.

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

Reports on Form 8-K

There were no reports filed on Form 8-K during the three-month period ended March 31, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: May 15, 2001 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer