Form 10KSB
period 2001-06-30
VERMONT TEDDY BEAR CO INC
filed 2001-09-28
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

Check the appropriate box:

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended June 30, 2001 .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended June 30, 2001 were $37,255,267

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on September 18, 2000, as reported on NASDAQ, was $14,717,652.

As of September 18, 2001, there were 6,859,171 shares of the issuer's common stock issued and 6,836,151 shares outstanding.

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-KSB:

Proxy Statement for 2001 Annual Meeting of the issuer's stockholders: Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one): Yes ; No X .

The Vermont Teddy Bear Co., Inc.

2001 Form 10-KSB Annual Report

Table of Contents

Part I.

Item 1. Description of Business

Founded in 1981 and incorporated in 1984, The Vermont Teddy Bear Co., Inc. (the "Company"), with its principal offices located at 6655 Shelburne Road, Shelburne, Vermont, is a designer, manufacturer, and direct marketer of teddy bears and related products.

Principal Business Segments and Distribution Methods

In accordance with certain accounting rules adopted for the fiscal year ended June 30, 1999, the Company has identified the following segments within its business on which it will separately report certain financial results. The largest of the Company's business segments is the Bear-Gram gift delivery service comprising 90.5 percent of the Company's net revenue for the fiscal year ended June 30, 2001. The Company's retail store operations represented 8.3 percent of net revenues, and wholesale, corporate affinity, and licensing programs together were 1.1 of net revenues for the fiscal year ended June 30, 2001. SendAMERICA, a new wholly owned subsidiary is a new business segment begun in fiscal 2001 and represents 0.1% of net revenues for fiscal year ended June 30, 2001.

Primary Business Segments

(12 months ended June 30)

	2001	2000	1999	1998	1997
Bear-Gram Service*	90.5%	85.3%	84.0%	81.2%	80.9%
Retail Store Operations	8.3%	8.4%	11.2%	18.0%	17.7%
Wholesale/Corporate	1.1%	6.3%	4.8%	0.8%	1.4%
SendAmerica	.1%	-	-	-	-

* Excludes Bear-Gram revenues from retail operations.

The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. The Company positions its Bear-Gram gift delivery service as a "creative alternative to flowers." Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 100 different teddy bear outfits to further customize the teddy bear. Every Bear-Gram gift includes a customized teddy bear made in its Shelburne and Newport, Vermont factories, which can be further personalized with embroidery on the outfit, a candy treat, and a personal message on a card all delivered in a colorful box with an "airhole". Orders for the Bear-Gram delivery service are placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives, called Bear Counselors or entering orders on line at the Company's website (www.vermontteddybear.com). Fifty percent of total orders in the Bear-Gram gift delivery service segment were placed on line during the month of June 2001, versus forty-one percent in June 2000. Orders, including those with personalization, placed by 4:00 p.m. online or 5:00 p.m. over the phone Monday through Friday (noon on Saturday) can be shipped the same day for guaranteed overnight and Saturday delivery. Packages are delivered primarily via Federal Express and other carriers by next-day air, two-day air or United States Postal Service Priority Mail. In May 2001 for the Mother's Day holiday, the Company successfully tested its ability to receive orders until 11:00 p.m. for guaranteed next day delivery.

The Company uses primarily direct response radio advertising, supported visually by the Internet to market its Bear-Gram gift delivery service. Every radio advertisement is tagged with the Company's website address in addition to its toll free telephone number. The combination of direct response radio and the Internet represent 91.4 percent of net revenues in the Bear-Gram segment for the fiscal year ended June 30, 2001. Other avenues of marketing the Bear-Gram delivery service are direct mail catalogs and print advertisements primarily in magazines which together represent 8.6 percent of net revenues for the same twelve-month period.

Primary Distribution Methods for the Bear-Gram Segment

(12 months ended June 30)
	2001	2000	1999	1998	1997
Radio/Internet	91.4%	90.2%	87.6%	88.7%	86.5%
Direct Mail/Print	8.6%	9.8%	12.4%	11.3%	13.5%

The Bear-Gram delivery service was first introduced on a small scale in 1985. Throughout the 1980's, however, the Company's marketing efforts focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram delivery service on radio station WHTZ ("Z-100") in New York City, positioning it as a novel gift for Valentine's Day, and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the service was expanded to other major radio markets across the country. Primarily through the Bear-Gram delivery service, the Company has increased its net revenues from approximately $351,000 in 1989 (the year prior to the initial New York City Bear-Gram campaign) to a peak of $37,255,000 in 2001.

Since 1990, the Company has expanded the radio advertising of its Bear-Gram delivery service beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States, with significant expansion occurring in the past three years. During its fiscal year ended June 30, 2001, the Company regularly placed advertising on 398 radio stations in ninety-eight radio market areas in the United States. For Valentine's Day in fiscal years ended June 30, 2001, the Company advertised on approximately 580 radio stations in 125 different markets as well as 10 syndicated programs, as compared to 513 radio stations in 119 different markets in the year ended June 30, 2000. The Company plans to expand into more new radio markets and new stations in existing markets during peak and non-peak times.

The Company began taking orders on its website in March of 1997 recognizing that the website provided visual support to the Company's radio advertising campaign across the country and a convenient way for customers to place orders. In December 1997, online orders presented seven percent of total Bear-Gram orders. The percentage has trended upward reaching fifty percent of total Bear-Gram orders in June 2001.

The Company includes the sales from orders placed on its Internet website, www.vermontteddybear.com, with sales generated by direct response radio as it believes that the majority of traffic to the website is generated by radio advertising. All radio advertisements are tagged once with the website address in addition to three mentions of its toll-free number. A total of 3,540,338 unique visitors were recorded during the twelve months ended June 30, 2001, up 61 percent from the 2,205,000 unique visitors recorded during the twelve months ended June 30, 2000.

In May 2000 the Company launched a new online PreFUR'd Member program to stimulate loyalty among its existing customers, increase repeat purchases and average down its advertising costs. The PreFUR'd Member program offers customers special promotions, previews of product and a newsletter via e-mail. In June 2000, the Company had approximately 188,000 PreFUR'd Members. By June 2001, that number grew to approximately 350,000. The Company will seek to expand this program and in the year ahead will offer similar benefits to its offline customers in addition to online customers.

In February 2001 the Company also initiated an online affiliate marketing program. The Company worked with several affiliate partners, including existing radio stations and charities, to advertise to new prospects via e-mail and paid these partners a percentage of sales generated. In the year ahead, the Company will seek to expand this program.

The Company also generates Bear-Gram revenues from direct mail initiatives and print advertising. The Company introduced its first catalog for Christmas of 1992, and currently has an in-house mailing list in excess of 1,700,000 unique names. During the twelve months ended June 30, 2001, more than 31.8 million circulated pages were mailed to prospective customers. The Company intends to increase the number of circulated pages in the year ahead by mailing larger catalogs to the increasing number of customers on its in-house mailing list.

The retail operations business segment was second only to the Bear-Gram delivery service segment in its contribution to the Company's net revenues in the fiscal year ended June 30, 2001, at 8.3 percent of net revenues. The contribution from retail operations was 8.4 percent of net revenues for the fiscal year ended June 30, 2000.

The Company's very successful factory retail store actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. In May, 2001 the Company completed expansion of its retail store from 3,000 square feet to 5,000 square feet. The factory tour drew over 117,000 visitors in the twelve-month period ended June 30, 2001, and has drawn more than 727,000 tours visitors since moving to its new location in July 1995. The Company believes its factory tour is now the second most popular factory tour attraction, based on number of tours taken, in Vermont. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear. Customers made 29,800 Make-A-Friend-For-Life bears during fiscal 2001.

As the Company expands its radio advertising campaign nationally, it is increasingly diversifying its geographic markets and becoming less dependent on a few metropolitan locations. The following table shows the Company's largest markets and most frequent reasons given by customers for purchasing the Company's Bear-Gram gifts:

Percentage of Bear-Gram revenues

(12 months ended June 30)

Markets	2001	2000	1999	1998	1997
New York City	25.8%	28.4%	37.6%	37.8%	40.8%
Boston	10.6%	11.0%	12.1%	13.4%	13.2%
Philadelphia	7.7%	8.7%	9.4%	8.9%	11.6%
Chicago	7.1%	6.8%	6.0%	6.5%	8.9%
Detroit	5.1%	6.2%	5.1%	4.0%	3.3%
Los Angeles	4.0%	4.4%	4.8%	6.3%	5.8%

Percentage of Bear-Gram orders

(12 months ended June 30)

Reasons for Purchases	2001	2000	1999	1998	1997
Valentine's Day	31.1%	26.2%	25.2%	27.7%	22.1%
Mother's Day	12.2%	14.5%	12.7%	9.3%	6.0%
Birthdays	10.8%	11.1%	11.5%	11.8%	11.6%
New Births	8.7%	9.0%	10.4%	11.6%	10.3%
Get Wells	9.0%	9.6%	10.4%	11.0%	9.7%
Christmas	7.3%	7.0%	8.7%	8.4%	5.6%

The Company's Bear-Gram segment sales are heavily seasonal, with Valentine's Day, Mother's Day, Christmas, and Sweetest Day as the Company's largest sales seasons.

During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment. The Wholesale/Corporate business segment accounted for 1.1% of net revenues for fiscal year ended June 30, 2001. While some corporate affinity programs involve the Company's Vermont Teddy Bear brand bear, manufactured in its Vermont factories, the largest orders involve teddy bear products designed by the Company and manufactured off shore.

Each corporate and wholesale program is tailored to meet the needs of its customers and every teddy bear whether, imported or domestically made, carries a lifetime guarantee. The Company has partnered with several factories in China that meet the Company's stringent quality and fair labor standards. All imported teddy bears are identified with a co-branded label and a tag that reads "vtbc design! An import division of The Vermont Teddy Bear Company."

During the fiscal year ended June 30, 2000, the Company sold at wholesale its Make-A-Friend-For-Life products to Zany Brainy, Inc., an educational toy store chain based in King of Prussia, Pennsylvania. The Company terminated this arrangement in September 2000 due to Zany Brainy's inability to achieve certain minimum purchases called for under an agreement with the Company. The Company is actively pursuing new retail partners to adopt this "store within a store" make your own teddy bear concept.

SendAMERICA, Inc., a new wholly owned subsidiary, is a new business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA, which is still in the start up phase, generated immaterial revenues during the year ended June 30, 2001. SendAMERICA offers customers American made gift items for many occasions made by artisans across the country. Featured artisans are selected based on the quality of their products and their ability to drop-ship merchandise directly to the customer. Orders are placed online at www.sendamerica.com or by calling a toll free number (1-877-592-6374). Through proprietary technology managed by SendAMERICA, customer orders are processed by SendAMERICA and forwarded electronically via the Internet to the artisan supplier. A personalized card, picking instructions, and a prepared shipping label are printed by the supplier from the order information received. The suppliers prepare their handcrafted products for shipping with packaging that incorporates SendAMERICA labeling. SendAMERICA coordinates pickup and delivery of the gift item at the artisan's location by Federal Express.

Competitive Business Conditions

The Company competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by telephone for special occasions and delivered by express service in a manner similar to Bear-Gram gifts. The Company positions its Bear-Gram gifts as a "creative alternative" to these products and competes with these products by providing convenient customer service and reliable expedited delivery options. The Company also competes to a lesser degree with a number of companies that sell teddy bears in the United States, including, but not limited to, Steiff of Germany, Dakin, North American Bear, and Gund. Many of these competitors have greater financial, sales, and marketing resources than the Company. The Company also competes with businesses that market and sell teddy bears and other stuffed animals in a manner similar to Bear-Grams, including "Pooh-Grams" marketed by certain subsidiaries of Disney Enterprises, Inc.

With the advent of the Internet, many small companies have started web-sites that allow customers to order bears and have them delivered in a manner similar to Bear-Gram gifts. The Company vigorously defends trademark infringement when it appears on these web-sites, and continues to police the Internet for such infringement. However, the Company anticipates that there will continue to be other companies that compete directly with the Company's Bear-Gram gift business, including those with greater financial resources than the Company.

Principal Products

From its inception, the Company's primary focus has been to design, manufacture and market the best teddy bears made in America. Until recently, the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain of its products from China for its corporate and wholesale business segment. However, convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning, the Company remains committed to preserving and growing its Vermont based manufacturing operations to make the classic Vermont Teddy Bear brand bear for the Bear-Gram gift delivery service. In addition to the Shelburne, Vermont manufacturing facility, on November 1, 1999, the Company opened a manufacturing facility in Newport, Vermont, which on June 30, 2001 employed 82 people in all aspects of teddy bear manufacturing. The Company sources plush fabric and other materials from China and other countries for its Vermont-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously the Company has relied on a single domestic source of supply for plush fabric.

The move offshore represents a significant departure from the Company's historical position as an American manufacturer using almost exclusively American materials. The Company's strategic repositioning involves a commitment to ensuring that our partners adhere to stringent quality standards and provide decent, lawful working environments for their employees. The Company obtains a written statement to that effect from each offshore vendor prior to any transaction. Company management has visited the factories of its established partners in China and will continue to visit its offshore partners periodically. With this repositioning, the Company also commits to differentiate imported product from its Vermont-made bears to preserve the Company's Vermont Teddy Bear brand identity and to clearly label its imported products so as not to deceive or confuse customers. The "butt tag" of each imported teddy bear clearly specifies that it is "made in China" and identifies the bear as a product of "vtbc design! An import division of The Vermont Teddy Bear Company."

The Company produces many different sizes of its Vermont Teddy Bear brand bears, ranging from 11" to 36" tall, in six standard colors. In addition, the Company produces certain limited edition bears which vary in size. Virtually all of the Company's Vermont Teddy Bear brand bears have moveable joints and faux-suede paw pads, which are features associated with traditional, high-quality teddy bears.

Approximately 100 different bear outfits are manufactured, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. Ninety percent of the outfits were out-sourced to overseas contractors during the twelve months ended June 30, 2001.

In addition to its own manufactured product, the Company sells items related to teddy bears, as well as merchandise from other manufacturers featuring the logo of The Vermont Teddy Bear Company available primarily in the Company's factory retail store.

The Company's wholly owned subsidiary, SendAMERICA, Inc. offers a variety of products, in categories including home décor, artwork or crafts, jewelry and traditional American gourmet foods. Each product incorporates the tradition of excellence associated with American craftsmanship and is positioned with the unique story of its maker. Through drop ship arrangements with its artisan suppliers, SendAMERICA takes title to each product at the point when Federal Express manifests the packaged item for delivery. All SendAMERICA products are accompanied by SendAMERICA's 100% satisfaction guarantee.

Sources and Availability of Materials, Supplies, and Production

Raw materials for the Company's bears and outfits are obtained from several suppliers. The Company presently purchases certain of its raw materials from single suppliers, but believes that alternate sources of supply are available at competitive prices, should conditions warrant.

Fabric for all teddy bears is cut at the Company's Shelburne and Newport factories prior to being sewn. Sewing of bear parts (arms, legs, bodies, and heads) is done by employees in both locations, as well as by homeworkers and other domestic subcontractors. Once individual parts are sewn, they are returned to the factory for mechanical stuffing. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, mechanically stuffing the bodies, and hand-stitching the backs. Each bear is finally outfitted and accessorized in Shelburne by the Company's Bear Dressers to meet customer requests.

Patents, Trademarks, and Licenses

The Company's name and its various logos, are in combination registered trademarks and servicemarks in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Make-A-Friend-For-Life," "Teddy Grams," "Racer Ted," "BearAnimal," and "The All-American Teddy Bear." The Company also owns the registered service marks "Bear-Gram", "Bear Counselor," "Vermont Bear-Gram", "Teddy Bear-Gram," and has applications pending to register "Coffee Cub," "The Great American Teddy Bear," "Ted Ex," and "Teddy Express," "Love is in the Bear," "Making the world a better place one bear at a time," "Nothing says you care like a bear," "The creative alternative to flowers," "Bears to Business," "Bears Say it Best," "SendAMERICA," "SendVERMONT," and "Send(all 49 other states)". The Company also owns the registered trademark "Vermont Teddy Bear" in Japan and "Bear-Gram" and "Teddy Bear-Gram" in Great Britain.

The Company also claims copyright, service mark or trademark protection for its teddy bear designs, its marketing slogans, and its advertising copy, web-site pages and promotional literature.

Employees

As of June 30, 2001, the Company employed 338 individuals, of whom 167 were employed in production-related functions, 142 were employed in sales and marketing positions, and 29 were employed in general and administrative positions. As of June 30, 2001, 241 of the Company's employees were full time. No employees are members of a union, and the Company believes it enjoys favorable relations with its employees.

The Company supplements its regular in-house work force with homeworkers who perform production functions at their homes. The level of outsourced work fluctuates with Company production targets; at June 30, 2001, there were 12 homeworkers producing products for the Company. Homeworkers are treated by the Company as independent contractors for all purposes, except for withholding of federal employment taxes. As independent contractors, homeworkers are free to accept or reject work offered by the Company. This working relationship allows the Company to adapt to short term fluctuations in production requirements.

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

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank (now the Chittenden Bank). The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000, which have been capitalized and recorded as a component of other assets as of June 30, 2001. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options.

On September 29, 1999 the Company entered into a one year lease with four one year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. In April, 2001 the Company expanded it's Newport operation to occupy an additional 12,000 square feet in this facility. Annual lease payments are $113,536. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 30, 2001 there were 82 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten year lease with three five year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments are $402,936. The lease began on September 1, 2000 and replaced a lease for 20,000 square feet of off-site space in Williston, Vermont and a lease for 4,000 square feet in Shelburne, Vermont. The Company is accounting for this lease as an operating lease in its financial statements.

Item 3. Legal Proceedings

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissing the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord noticed its appeal of that judgement and, as settlement discussions have been unsuccessful, will put a bond to stay enforcement of the judgement pending its appeal. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. To date, NASDAQ has been the principal market for the exchange of the freely tradable shares of the Company's Common Stock. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 1998 and June 30, 2001, the high and low closing bid and closing sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

Quarter Ended	High Bid	Low Bid	High Sales	Low Sales
June 30, 2001	$4.00	$3.31	$4.00	$3.50
March 31, 2001	$4.19	$2.63	$4.13	$2.63
December 31, 2000	$4.81	$0.56	$4.66	$3.66
September 30, 2000	$3.97	$2.81	$3.88	$2.88
June 30, 2000	$3.75	$2.50	$3.75	$2.56
March 31, 2000	$4.75	$3.00	$4.81	$3.13
December 31, 1999	$5.09	$3.75	$5.22	$3.69
September 30, 1999	$4.88	$3.13	$5.00	$3.25
June 30, 1999	$3.97	$1.88	$3.97	$1.94
March 31, 1999	$3.81	$1.50	$3.81	$1.44
December 31, 1998	$3.25	$0.50	$3.25	$ .50
September 30, 1998	$1.28	$0.75	$1.44	$.69

Description of Securities

Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. From March 1, 1996 to June 30, 2001, 512,046 shares of the Company's Common Stock were issued pursuant to the exercise of employee Incentive Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On July 29, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. On December 20, 1999 warrants associated with a loan from Green Mountain Capital were exercised and converted into 100,000 shares of the Company's Common Stock. As a result of these activities, there were 6,831,226 shares of the Company's Common Stock outstanding, held of record by 1,744 shareholders as of June 30, 2001.

There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share plus cumulative dividends of eight percent per annum. There has been no change in the number of Series A Preferred shares and the original shareholder remains the sole shareholder of Series A Preferred Stock. There were $72,000 in dividends accrued during each of the fiscal years ended June 30, 2001 and June 30, 2000.

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

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the fiscal year ended June 30, 2001 $30,000 of dividends were accrued and for the fiscal year June 30, 2000 $36,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised their option to pay them in cash. As of June 30, 2001, $6,017 had been paid in cash dividends.

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

The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock was not entitled to receive dividends. The Series C Preferred Stock is entitled to a six percent dividend, to be paid in additional shares of Series C Preferred Stock for the first two and one-half years and thereafter either in cash or Series C Preferred Stock, at the Company's discretion. As of April 30, 2001 the Company elected to pay remaining Series C dividends in cash.

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

Results of Operations

Comparison of Fiscal Year 2001 and Fiscal Year 2000

Net revenues for the fiscal year ended June 30, 2001 totaled $37,255,000, an increase of $3,923,000 from net revenues of $33,332,000 for the fiscal year ended June 30, 2000. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased $5,280,000 attributable to increased sales from the expansion of the Company's direct response radio advertising campaign in to new markets around the country and www.vermontteddybear.com web-site, including sales from new loyalty marketing initiatives and Internet affiliate marketing. Net revenues from retail store operations increased by $264,000. Net revenues from the Wholesale/Corporate segment, which includes licensing revenues, decreased $1,668,000 primarily due to the termination of the Company's agreement with Zany Brainy, Inc. effective September 30, 2000. Additionally, large corporate orders in the fiscal year ended June 30, 2000 were not replaced by any significant order in the fiscal year ended June 30, 2001. SendAMERICA, a wholly owned subsidiary which is still in the start up phase generated revenues of $47,000 for the fiscal year ended June 30, 2001.

Gross margin increased by $2,792,000 to $23,808,000 for the fiscal year ended June 30, 2001, from $21,016,000 for the fiscal year ended June 30, 2000. As a percentage of net revenues, gross margin increased to 63.9 percent for the fiscal year ended June 30, 2001, from 63.1 percent for the fiscal year ended June 30, 2000. Increases in gross profit margin percent resulted from the increased revenues in both the Bear-gram and Retail segments and a decrease in the effect of the Corporate/Wholesale segment, which traditionally has lower unit margins due to lower revenues in this segment as a percentage of the Company's total revenues. Corporate/Wholesale margins increased during this fiscal year due to a reduction in lower margin wholesale programs as compared to the fiscal year ended June 30, 2000. Retail margins decreased as a result of a factory seconds and materials clearance sale during this period.

Selling expenses increased to $14,807,000, or 39.7 percent of net revenues, for the fiscal year ended June 30, 2001, from $12,759,000, or 38.3 percent of net revenues, for the comparable period ending June 30, 2000. This $2,048,000 increase was primarily due to increased Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs of $1,588,000, increases to call center and customer service costs of $190,000, and marketing and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $304,000. These increases were offset by decreases in Retail expenses of $23,000 and decreases of $11,000 in Corporate/Wholesale expenses.

General and administrative expenses were $4,668,000 for the fiscal year ended June 30, 2001, compared to $3,966,000 for the fiscal year ended June 30, 2000. This increase to general and administrative costs was primarily due to increased information technology support costs of $321,000, increased legal and financial advisory fees of $168,000, increased order processing fees from higher Bear-Gram net revenues of $115,000, increased employee health insurance costs of $96,000, and administration costs related to SendAMERICA, Inc. of $86,000. These costs were partially offset by decreases in severance costs of $57,000 which were recorded in the fiscal year ended June 30, 2000, associated with the departure of Spencer Putnam, former Vice President of Operations. As a percentage of net revenues, general and administrative expenses were 12.5 percent and 11.9 percent for the fiscal years ended June 30, 2001 and June 30, 2000 respectively.

Interest expense increased to $575,000 for fiscal year ended June 30, 2001, compared to $553,000 for the comparable period ending June 30, 2000. Interest income increased to $341,000 as a result of larger average cash balances in the fiscal year ended June 30, 2001, compared to $206,000 for fiscal year ended June 30, 2000.

The company has recorded a tax provision of approximately $1,611,000 for income taxes for the fiscal year ended June 30, 2001. The Company utilized substantially all of the remainder of its net operating loss carryforward (NOL), when it recorded a tax provision of approximately $125,000 for the fiscal year ended June 30, 2000.

As a result of the foregoing factors, the net income to Common Stockholders for the fiscal year ended June 30, 2001 was $2,432,000, compared to a net income to Common Stockholders of $3,678,000 for the fiscal year ended June 30, 2000.

Liquidity and Capital Resources

As of June 30, 2001, the Company's cash position increased to $9,524,000, from $8,737,000 at June 30, 2000. Of the $9,524,000, $579,000 is classified as restricted cash; there was $366,000 of restricted cash at June 30, 2000. The largest component of the restricted cash is $302,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Chittenden Bank (formerly Vermont National Bank) and was required to be maintained as part of the Company's sale-leaseback transaction. An additional $200,000 certificate of deposit was required in the quarter ended September 30, 2000 for collateral substitution under the Company's lease obligation to URSA (VT) QRS-30, Inc. upon sale of the property. Cash increases provided by net income were offset by increases in inventories and purchases of equipment.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:
	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2000	66.0	$ 478,371
Add: Series C Preferred Stock Dividend	3.0	30,000
Add: Accretion of Discount Related to Warrant Issuance		54,492
Balance Series C, Preferred Stock as of June 30, 2001	69.0	$ 562,863

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. As of June 30, 2001, $30,000 of dividends were accrued and for the fiscal year ended June 30, 2000, $36,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance, and thereafter may be paid in cash or additional shares of Series C Preferred Stock, at the Company's option. As of April 30, 2001 the Company elected to pay remaining Series C dividends in cash. As of June 30, 2001 $6,017 had been paid in cash dividends.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.

Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissing the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord noticed its appeal of that judgement and, as settlement discussions have been unsuccessful, will put a bond to stay enforcement of the judgement pending its appeal. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act

Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, and their personal business experiences is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting and is specifically incorporated herein by reference.

Item 10. Executive Compensation

Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting and is specifically incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting and is specifically incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting and is specifically incorporated herein by reference.

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

10.48 Amendment to Employment Agreement, dated June 11, 1999, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as Exhibit 10.48 to the Company's 1999 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

23.1 Consent of Arthur Andersen, LLP, dated September 28, 2001 (filed herein)

24 Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference).

Reports on Form 8-K

There were no reports filed on form 8 K during fourth quarter ended June 30, 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VERMONT TEDDY BEAR CO., INC.

Dated: September 28, 2001 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: September 28, 2001 By: /s/ Jason Bacon ,

Jason Bacon, Director

Dated: September 28, 2001 By: /s/ Maxine Brandenburg ,

Maxine Brandenburg, Director

Dated: September 28, 2001 By: /s/ Robert Hamilton ,

Robert Hamilton, Director

Dated: September 28, 2001 By: /s/ Fred Marks ,

Fred Marks, Director and Chairman of the Board

Dated: September 28, 2001 By: /s/ Barbara Johnson ,

Barbara Johnson, Director

Dated: September 28, 2001 By: /s/ Spencer C. Putnam ,

Spencer C. Putnam, Director

Dated: September 28, 2001 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, Director,

President, Treasurer,

Chief Executive Officer and Chief

Financial Officer

Dated: September 28, 2001 By: /s/ Thomas R. Shepherd ,

Thomas R. Shepherd, Director

Dated: September 28, 2001 By: /s/ T. Nathanael Shepherd ,

T. Nathanael Shepherd, Director

The Vermont Teddy Bear Co., Inc.

2001 Form 10-KSB Annual Report

Index To The Consolidated Financial Statements

Report of Independent Public Accountants

To the Stockholders and Board of Directors of

The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying consolidated balance sheets of The Vermont Teddy Bear Co., Inc. (a New York corporation) as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts

August 22, 2001

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheets

June 30, 2001

ASSETS	2001	2000

Cash and cash equivalents (includes restricted cash of $579,000)	$ 9,523,652	$ 8,737,397
Accounts receivable, trade	121,424	90,901
Inventories	5,571,189	3,619,836
Prepaid expenses and other current assets	193,015	600,420
Deferred income taxes	273,068	165,363
Total Current Assets	15,682,348	13,213,917

Property and equipment, net	8,307,975	8,192,839
Deposits and other assets	927,377	913,589
Note receivable	44,086	27,500
Total Assets	$24,961,786	$ 22,347,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of capital lease obligations	140,626	133,019
Accounts payable	3,120,926	3,181,921
Accrued expenses	1,204,694	1,192,801
Income taxes payable	268,558	103,356
Total Current Liabilities	4,734,804	4,611,097

Capital lease obligations, net of current portion	5,269,594	5,410,220
Deferred income taxes	40,796	95,363
Total Liabilities	10,045,194	10,116,680

Commitments and Contingencies (Note 6)

Series C Convertible Redeemable Preferred Stock Authorized 110 shares; 69 shares issued and outstanding, $690,000 liquidation value as of June 30, 2001 and 66 shares issued and outstanding, $660,000 liquidation vale as of June 30, 2000.	562,863	478,371

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares at June 30, 2001 and June 30, 2000.	1,260,000	1,188,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 6,854,246 shares, outstanding 6,831,226 shares and issued 6,780,746 shares, outstanding 6,757,726 shares at June 30, 2001 and June 30, 2000 respectively	342,712	339,037
Additional paid-in capital	11,939,720	11,846,363
Treasury stock at cost: 23,020 shares	(117,500)	(117,500)
Retained Earnings (Deficit)	928,797	(1,503,106)
Total Stockholders' Equity	$ 14,353,729	$ 11,752,794

Total Liabilities and Stockholders' Equity	$ 24,961,786	$ 22,347,845

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Income

For the Twelve Months Ended June 30, 2001 and 2000

	2001	2000
Net Revenues	$37,255,267	$33,332,473
Cost of Goods Sold	13,446,970	12,316,569
Gross Profit	23,808,297	21,015,904

Operating Expenses:
Selling Expenses	14,806,972	12,759,338
General and Administrative Expenses	4,667,875	3,965,585
	19,474,847	16,724,923
Operating Income	4,333,450	4,290,981
Interest Income	340,634	206,289
Interest Expense	(574,709)	(553,456)
Other Income	105,958	21,361
Income Before Income Taxes	4,205,333	3,965,175
Income Tax Provision	(1,610,921)	(125,000)
Net Income	2,594,412	3,840,175
Series A Preferred Stock Dividends	(72,000)	(72,000)
Series C Preferred Stock Dividends	(36,017)	(36,000)
Accretion of Original Issue Discount in connection with Series C preferred stock warrants	(54,492)	(54,492)
Net Income-Common Stockholders	2,431,903	3,677,683

Basic Net Income Per Common Share	$0.36	$0.57

Diluted Net Income Per Common Share	$0.29	$0.45

Weighted Average Number of Common Shares Outstanding	6,786,121	6,415,825

Weighted Average Number of Diluted Common Shares Outstanding	8,667,192	8,395,463

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2001 and 2000

	Preferred Stock "A"		Preferred Stock "B"
	Shares	Amount	Shares	Amount
Balance at June 30, 1999	90	$1,116,000	27,942	$1,397

Exercise of Common Stock Options	--	--	--	--
Series B Conversion to Common	--	--	(27,942)	($1,397)
Exercise of Common Stock Warrants	--	--	--	--
Original Issue Discount-Series C Pref	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2000	90	$1,188,000	0	$0

Exercise of Common Stock Options	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2001	90	$1,260,000	0	$0

	Common Stock		Additional	Treasury
	Shares	Amount	Paid-in Capital	Stock
Balance at June 30, 1999	5,719,638	$285,982	$10,891,616	($117,500)

Exercise of Common Stock Options	366,397	$18,319	$363,922	--
Series B Conversion to Common	74,996	$3,750	($2,353)	--
Exercise of Common Stock Warrants	619,715	$30,986	$593,178	--
Original Issue Discount-Series C Pref	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2000	6,780,746	$339,037	$11,846,363	($117,500)

Exercise of Common Stock Options	73,500	$3,675	$93,357	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2001	6,854,246	$342,712	$11,939,720	($117,500)

		Retained
		Earnings	Stockholders'
		(Deficit)	Equity
Balance at June 30, 1999		($5,180,789)	$6,996,706

Exercise of Common Stock Options		--	$382,241
Series B Conversion to Common		--	$0
Exercise of Common Stock Warrants		--	$624,164
Original Issue Discount-Series C Pref		--	$0
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($108,000)	($36,000)
Net Income		$3,840,175	$3,840,175
Balance at June 30, 2000		($1,503,106)	$11,752,794

Exercise of Common Stock Options		--	$97,032
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($108,017)	($36,017)
Net Income		$2,594,412	$2,594,412
Balance at June 30, 2001		$928,797	$14,353,729

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Twelve Months Ended June 30, 2001 and 2000

	2001	2000
Cash flows from operating activities
Net Income	$2,594,412	$3,840,175
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amoritzation	826,462	795,836
(Gain)/Loss on disposal of fixed assets	17,451	(957)
Changes in assets and liabilities:
Accounts receivable, trade	(30,523)	247,384
Inventories	(1,951,353)	(1,583,762)
Prepaid and other current assets	407,405	(130,492)
Deposits and other assets	(65,510)	37,646
Accounts payable	(60,995)	578,812
Accrued expenses and other liabilities	11,893	382,308
Income taxes Payable	165,202	68,356
Deferred Income Taxes	(162,272)	(70,000)
Net cash provided by operating activities	1,752,172	4,165,306
Cash flows from investing activities:
Purchases of property and equipment	(1,034,868)	(802,600)
Proceeds from sale of fixed assets	127,541	24,200
Note receivable	(16,586)	30,000
Net cash used for investing activities	(923,913)	(748,400)
Cash flows from financing activities:
Payments of long-term debt	-	(329,946)
Additions to capital lease obligations	-	13,975
Principal payments on capital lease obligations	(133,019)	(218,918)
Issuance of common stock, exercise of stock options	97,032	382,241
Issuance of common stock, exercise of warrants	-	100,000
Issuance of common stock, Series B warrants exercise	-	30,656
Issuance of preferred stock dividends	(6,017)	-

Net cash used in financing activities	(42,004)	(21,992)

Net increase in cash and cash equivalents	786,255	3,394,914

Cash and cash equivalents, beginning of year	8,737,397	5,342,483

Cash and cash equivalents, end of year	$9,523,652	$8,737,397

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	574,709	545,955
Cash paid for income taxes	1,606,458	127,900

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Other capital leases	-	13,975
Series C preferred stock dividends	36,017	36,000
Accretion of original issue discount in connection with Series C preferred stock	54,492	54,492
Conversion of preferred stock to common stock	-	1,397
Series B Warrant exercise for common stock	-	493,508

The accompanying notes are an integral part of these consolidated financial statements.

The Vermont Teddy Bear Co., Inc.

Notes to the Consolidated Financial Statements

June 30, 2001

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

Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and it's wholly owned subsidiary, SendAMERICA, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As discussed in Note 6, the Company has accrued the estimated loss under a lease obligation as of June 30, 2001. Actual results could differ from those estimates.

Revenue Recognition

Product sales are recorded at the time of shipment and when collectability is reasonably assured. The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The adoption of this SAB did not have a material effect on the Company's results of operations or financial position for the year ended June 30, 2001.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 2001 and 2000, approximately $579,000 and $366,000 of the Company's cash was restricted, respectively. The largest component of the restricted cash is $302,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with Chittenden Bank (formerly the Vermont National Bank) and was required to be maintained as part of the Company's sale-leaseback transaction.

An additional $200,000 certificate of deposit was required in September, 2000 for collateral substitution under the Company's lease obligation to URSA(VT) QRS-30 Inc. upon sale of property.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Buildings and equipment acquired under capital leases are stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease.

Depreciation, including amortization of assets covered by capital leases, is calculated using both the straight-line and accelerated methods over the estimated useful lives of the assets, as follows:

Building	35 years
Equipment	3-7 years
Furniture and fixtures	3-7 years
Vehicles	5 years

Amortization of leasehold improvements is provided over their estimated useful lives or the remaining lease term, whichever is shorter. Renewals and improvements that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the tax basis of assets and liabilities, given the provisions of the enacted tax laws.

Advertising

The Company accounts for advertising costs in accordance with SOP 93-7 Reporting on Advertising Costs. The Company expenses the production costs of radio and print advertising the first time the advertising takes place. Catalog advertising, consisting primarily of catalogs for the Company's products, is capitalized and amortized over its expected period of future benefits, usually over the four-month period following the initial mailing of the catalog.

At June 30, 2001 and June 30, 2000, capitalized advertising costs were approximately $65,000 and $49,000, respectively, consisting primarily of trade credits and unamortized direct-response catalogs. Advertising expenses were $8,933,000 and $7,791,000 for the twelve months ended June 30, 2001 and 2000, respectively. Of these costs, $82,000 related to commissions paid to affiliate programs for the year ended June 30, 2001. The Company worked with several affiliate partners, including existing radio stations and charities, to advertise to new prospects via e-mail and paid these partners a percentage of sales generated.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of assets by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 2001, no such impairment of assets was indicated.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at June 30, 2001 and 2000.

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and weighted average common shares outstanding:

Years Ended

	6/30/01	6/30/00
Weighted average number of shares used in basic EPS calculation	6,786,121	6,415,825
Add: Common Shares Issuable Upon Exercise of:
Stock Options	1,370,883	1,630,663
Warrants	688,979	738,109
Convertible Preferred Stock	657,087	628,518
Total Common Shares Issuable	2,716,949	2,997,290
Less: Shares assumed to be repurchased under treasury Stock method	(835,878)	(1,017,652)
Weighted average number of shares used in diluted EPS calculation	8,667,192	8,395,463

Diluted weighted average shares outstanding for 2001 and 2000 exclude 27,170 and 12,440 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

Comprehensive Income

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (FAS 137), which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment for FASB Statement No 133." This statement amended certain provisions of FAS 133. Accordingly, we have adopted FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. This statement did not have a material effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations, and No. 142, Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS Nos. 141 and 142 will not have a material effect on the Company's financial statements.

Also, in June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 will not have a material effect on the Company's financial statements.

(2) Inventories

Inventories consist of the following at June 30, 2001 and 2000:

	2001	2000
Raw materials	$ 670,262	$ 483,086
Work-in-process	325,459	189,480
Finished goods	4,575,468	2,947,270
	$5,571,189	$ 3,619,836

Inventories include material, labor, and overhead.

(3) Property and Equipment

Property and equipment consist of the following at June 30, 2001 and 2000:

	2001	2000
Land and land improvements	$1,244,532	$1,398,528
Building	6,668,134	6,668,134
Equipment	5,014,852	4,191,065
Furniture and fixtures	451,372	421,270
Vehicles	84,230	84,230
Leasehold improvements	374,101	195,904
	$13,837,221	$12,959,131
Less - Accumulated depreciation and amortization	5,529,246	4,766,292
	$ 8,307,975	$ 8,192,839

Depreciation and amortization expense for the years ended June 30, 2001, and 2000 was $826,462 and $795,836 respectively.

(4) Related Party Transactions

Included in Notes Receivable at June 30, 2001 is a note from one of the Company's directors, who is also an officer of the Company.

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

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by The Shepherd Group LLC. Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. The Company has valued the warrants using the Black Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five-year period ending on the redemption date.

As of June 30, 2001 and 2000, the Company had no outstanding letters of credit.

(6) Commitments and Contingencies

Leases

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissing the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord noticed its appeal of that judgement and, as settlement discussions have been unsuccessful, will put a bond to stay enforcement of the judgement pending its appeal. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank (now the Chittenden Bank). The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000, which have been capitalized and recorded as a component of other assets as of June 30, 2001. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options. The transaction was accounted for as a sale with a Capital Leaseback. The book value of the building and apportioned land and land improvements was $5,963,322 as of June 30, 2001 and $6,147,221 as of June 30, 2000.

On September 29, 1999 the Company entered into a one year lease with four one year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. In April, 2001 the Company expanded it's Newport operation to occupy an additional 12,000 square feet in this facility. Annual lease payments are $113,536. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 30, 2001 there were 82 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

On November 30, 1999 the Company entered into an eight month lease for 20,000 square feet of warehouse space in Williston, Vermont. Lease payments over the term of the lease total $70,000. This lease replaced a lease for 10,000 square feet of off-site warehouse space in Shelburne, Vermont.

On August 3, 1999 the Company entered into a twelve month lease for 4,000 square feet of warehouse space in Shelburne, Vermont. Lease payments over the term of the lease totaled $28,000.

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten year lease with three five year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments are $402,936. The lease began on September 1, 2000 and replaced the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont.

In addition, the Company leases various equipment under noncancelable capital lease agreements. Capital leases and noncancelable operating leases at June 30, 2001 require the following annual minimum lease payments:

	Capital Leases	Operating Leases
2002	$ 702,924	$1,364,293
2003	701,601	1,138,520
2004	697,632	1,144,192
2005	697,632	1,101,398
2006	697,632	1,126,667
Thereafter	7,732,088	1,637,950
Total minimum lease payments	$ 11,229,509	$7,513,020
Less-Amounts representing interest	$ 5,819,289
Present value of lease payments	$ 5,410,220
Less-Current installments	140,626
Long-term portion	$ 5,269,594

The original cost and net book value of assets under capital lease at June 30, 2001 and 2000 was $7,050,917 and $5,971,925 and $7,073,686 and $6,163,017, respectively. Rental expense under operating leases for the years ended June 30, 2001 and 2000 was $406,704 and $158,816, respectively.

Contingencies

On July 15, 1998, the Company filed a lawsuit against Tyco Industries, Inc., entitled The Vermont Teddy Bear Co., Inc. vs. Tyco Industries, Inc., in the United States District Court for the Northern District of New York, alleging that Tyco failed to make minimum royalty payments totaling $300,000 as required by its contract with the Company dated September 11, 1995. Tyco denied liability for the minimum royalties in its answer to the Company's complaint and filed a counter claim for unspecified relief. The Company has denied any liability on the counter claim. On June 14, 2000 a settlement was reached for $225,000. The Company recognized a gain of $100,000 as other income in the first quarter of fiscal year 2001 when the cash settlement was received.

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissing the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord noticed its appeal of that judgement and, as settlement discussions have been unsuccessful, will put a bond to stay enforcement of the judgement pending its appeal. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

(7) Income Taxes

The provision for income taxes for the years ended June 30, 2001 and 2000 was comprised of the following:

	Year Ended June 30, 2001	Year Ended June 30, 2000
Current -
Federal	$1,357,125	$150,000
State	416,068	45,000
	$1,773,193	$195,000

Deferred -
Federal	$(126,833)	$(59,500)
State	(35,439	(10,500)
	$(162,272)	$(70,000)

Income tax provision	$1,610,921	$125,000

The components of the net deferred tax asset as of June 30, 2001 and 2000 are presented below:

Deferred tax assets -
AMT Credit	$ 2,314	$ 29,136
Vacation accrual	95,373	80,498
Net operating loss carryforwards	-	110,592
Inventories	49,222	48,892
Contribution carryforwards	-	6,874
Deferred rent	38,147	37,891
Other	88,012	58,978
Valuation Allowance	-	(207,498)

Total deferred tax assets	273,068	165,363

Deferred income taxes -
Depreciation	(14,493)	(75,827)
Prepaid Expenses	(26,303)	(19,536)

Total deferred tax liabilities	(40,796)	(95,363)
Net deferred tax asset	$232,272	$ 70,000

The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 2001 and 2000:
	Year Ended June 30, 2001	Year Ended June 30, 2000
Computed "expected tax expense	34%	34%
Increase (reduction) resulting from:
NOL Utilization	0%	(30%)
State taxes - net of Federal benefits	6.3%	.7%
Other	2.6%	0%
Decrease in deferred tax asset valuation allowance	(4.9%)	(1.8%)
Meals and Penalties	.3%	.1%

Income tax provision	38.3%	3.2%

The Company has been limited in its utilization of the Net Operating Loss (NOL) as a result of the change in tax reporting year-end to June 30, 1995. Because of the change in the year-end approximately $1.7 million of the NOL carryforwards were available to use ratably over a six year period beginning June 30, 1996. At June 30, 2001, the Company had no remaining Federal Income Tax NOL carryforwards. The deferred tax asset valuation allowance was reduced to zero in 2001 as a result of continued improvement in operating results in 2000 and 2001.

(8) Preferred Stock

Series A

The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For each of the fiscal years ended June 30, 2001 and 2000, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account during fiscal year 2001.
	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2000	66.0	$ 478,371

Add: Series C Preferred Stock Dividend	3.0	30,000

Add: Accretion of Discount Related to Warrant Issuance	-	54,492

Balance Series C, Preferred Stock as of June 30, 2001	69.0	$ 562,863

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the fiscal year ended June 30, 2001 $30,000 of dividends were accrued and for the fiscal year ended June 30, 2000 $36,000 of dividends were accrued. The dividends are required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised their option to pay them in cash. As of June 30, 2001 $6,017 had been paid in cash dividends.

(9) Warrants

At June 30, 2001, there were several warrants outstanding for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1999 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants at June 30, 2001 and 2000, inclusive of the effects of anti-dilution provisions:
	June 30, 2001			June 30,2000
Warrant	Exercise	Expiration	Warrant	Exercise	Expiration
Shares	Price	Date	Shares	Price	Date
150,611	1.310	7/18/2004	49,130	2.565	4/21/2001
495,868	1.050	11/3/2005	150,611	1.310	7/18/2004
42,500	1.050	11/3/2005	495,868	1.050	11/3/2005
			42,500	1.050	11/3/2005

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

The majority of options under the 1993 Plan vest ratably over a five-year period. A minority of the options vest based on performance of the market price of the Company's Common Stock, with a seven year cliff vest. All stock options are granted at an exercise price equal to the fair market value of the common stock on the date of grant and expire ten years after the date they are granted. At various intervals, the stockholders of the Company have ratified changes to the 1993 Plan, which have increased the number of shares available under the plan to 2,000,000.
	Number of Shares	Price Range	Weighted Average	Average Remaining Contractual Life
Outstanding June 30, 1999	1,931,224	$1.00 - $3.56	1.10	7.5 years
Granted	94,000	$1.00 - $4.31	3.52
Exercised	(336,397)	$1.00 - $1.53	1.04
Cancelled	(334,988)	$1.00 - $1.25	1.00
Outstanding June 30, 2000	1,323,839	$1.00 - $4.31	1.31	6.9 years
Granted	-	-	-	-
Exercised	73,500	$1.00 - $3.50	1.32
Cancelled	5,625	$1.25 - $3.50	3.07
Outstanding June 30, 2001	1,244,714	$1.00 - $4.31	1.31	5.9 years

The following table summarizes information for options outstanding and exercisable at June 30, 2001:
	Options Outstanding			Options Exercisable
Range of Prices	Number of Shares	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number of Shares	Wtd. Avg. exercise price
1.00 - 1.38	1,064,714	5.5	1.02	1,058,964	1.02
1.66 - 1.75	37,000	7.7	1.66	5,375	1.67
3.19 - 4.31	143,000	8.1	3.40	74,375	3.29
1.00 - 4.31	1,244,714	5.9	1.31	1,138,714	1.17

On June 3, 1997, the Company offered to grant options with an exercise price of $1.00 per share (the fair market value of the Company's Common Stock on that date) in exchange for the surrender of all outstanding qualified employee incentive stock options at that date. The re-priced options had original exercise prices ranging from $1.50 to $3.13 per share.

As of June 30, 2001, options to purchase 1,138,714 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.17, and options to purchase 243,490 shares of the Company's Common Stock were available for grant under the 1993 Plan. As of June 30, 2000, options to purchase 1,071,589 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.05, and options to purchase 237,865 shares of the Company's Common Stock were available for grant under the 1993 Plan.

Non-Employee Director Stock Option Plan

On November 22, 1996, the stockholders approved the Non-Employee Director Stock Option Plan ("NEDSO Plan"), which provides for the grant of options to purchase 400,000 shares of the Common Stock of the Company in exchange for their participation as a Director of the Company. Pursuant to the NEDSO Plan, amended on January 22, 1998, each participating Director will receive an option to purchase 2,000 shares of Common Stock as an annual retainer. The Chairman of the Board of Directors, if eligible, is also entitled to receive an additional annual retainer to purchase 8,000 shares of the Company's Common Stock. In addition to the annual retainer options, each participating director shall receive an option to purchase up to 1,500 shares of Common Stock per quarter for actual attendance at each regular meeting of the Board of Directors. Directors are eligible to participate in the plan only if they receive no other cash compensation from the Company. All options have an exercise price equal to the fair market value of the Common Stock on the date of grant, vest immediately, and are exercisable for a period of ten years.

		Weighted
	Number of	Average
	Shares	Price
Outstanding June 30, 1999	63,333	1.64
Granted	29,500	3.98
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2000	92,833	2.38
Granted	35,167	3.83
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2001	128,000	3.04

As of June 30, 2001, options to purchase 128,000 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 272,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2000, options to purchase 92,833 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 307,167 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

The Company has elected to account for its stock based compensation plans for employees under APB Opinion No. 25, under which no compensation cost has been recognized. However, the Company has computed for pro-forma disclosure purposes the value of all options granted, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions used for grants:
	2001	2000
Risk-free interest rate	5.3%	6.4%
Expected dividend yield	0%	0%
Expected volatility	143%	153%
Expected lives	10 years	10 years

Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed and would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value of options granted during fiscal years 2001 and 2000 was $3.76 and $3.59, respectively. If the Company had accounted with these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reported as follows:

		2001	2000
Net Income (Loss)	As Reported	$2,431,903	$3,677,683
	Pro Forma	2,170,595	3,026,165
Basic EPS	As Reported	.36	.57
	Pro Forma	.32	.47
Diluted EPS	As Reported	.29	.44
	Pro Forma	.26	.37

(11) Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of Bear-Gram Gift Delivery Service, Retail Operations, Wholesale/ Corporate (including licensing) and SendAMERICA.

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

SendAMERICA, Inc., a new wholly owned subsidiary, is a new business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA, which is still in the start up phase, generated immaterial revenues during the year ended June 30, 2001.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.
	Bear-Gram Service	Retail Operations	Wholesale/ Corporate	Send AMERICA
FY 2001
Net Revenues	$33,706,841	$3,076,569	$424,840	$47,017
Cost of Goods Sold	11,982,208	1,206,099	203,029	55,634
Gross Margin	21,724,633	1,870,470	221,811	(8,617)
Gross Margin %	64.5%	60.8%	52.2%	-

	Bear-Gram Service	Retail Operations	Wholesale/ Corporate	Send AMERICA
FY 2000
Net Revenues	$28,427,337	$2,812,151	$2,092,985	-
Cost of Goods Sold	10,106,377	1,070,807	1,139,385	-
Gross Margin	18,320,960	1,741,344	953,600	-
Gross Margin %	64.5%	61.9%	45.6%	-

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement S3/A File No. 333-91115 (filed February 11, 2000) and Registration Statement S-8 File No. 333-74493 (filed March 16, 1999).

Arthur Andersen, LLP

Boston, Massachusetts

September 28, 2001