Form 10QSB
period 2001-09-30
VERMONT TEDDY BEAR CO INC
filed 2001-11-14
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001 .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,836,151 shares of Common Stock, $.05 par value per share, as of November 14, 2001.

Transitional Small Business Disclosure Format (check one):

Yes ; No X .

The Vermont Teddy Bear Co., Inc.

Index to Form 10-QSB

September 30, 2001

Page No.
Part I - Financial Information
Financial Statements
Balance Sheet as of September 30, 2001	3
Statements of Operations for the Three Months Ended September 30, 2001	4
Statements of Cash Flows for the Three Months ended September 30, 2001	5
Item 1. Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis	10

Part II - Other Information
Item 1. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Stockholders	14
Item 6. Exhibits and Reports on Form 8-K	15

Signatures	21

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheet

September 30, 2001

(Unaudited)
ASSETS	2001

Cash, cash equivalents (includes restricted cash of $582,000)	$ 6,752,849
Accounts receivable, trade	154,134
Inventories	5,859,214
Prepaid expenses and other current assets	629,507
Prepaid Income taxes	147,526
Deferred income taxes	273,068
Total Current Assets	13,816,298

Property and equipment, net	8,214,275
Deposits and other assets	939,693
Note receivable	44,521
Total Assets	$ 23,014,787

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of Capital lease obligations	144,332
Accounts payable	1,612,284
Accrued expenses	1,213,874
Total Current Liabilities	2,970,490

Capital lease obligations, net of current portion	5,232,091
Deferred income taxes	40,796
Total Liabilities	$ 8,243,377

Commitments and Contingencies

Series C Convertible Redeemable Preferred Stock Authorized 110 shares; 69 shares issued and outstanding, $690,000 liquidation value.	576,486

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares.	1,278,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 6,859,171 shares, Outstanding 6,836,151	342,959
Additional paid-in capital	11,944,493
Treasury stock at cost: 23,020 shares	(117,500)
Retained Earnings	746,972
Total Stockholders' Equity	$ 14,194,924

Total Liabilities and Stockholders' Equity	$ 23,014,787

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Operations

For the Three Months Ended September 30, 2001 and 2000

(Unaudited)

Three Months Ended

	2001	2000
Net Revenues	$4,910,335	$4,933,476
Cost of Goods Sold	1,934,420	1,822,585
Gross Profit	2,975,915	3,110,891

Operating Expenses:
Selling Expenses	2,134,518	2,013,706
General and Administrative Expenses	1,008,452	1,012,962
	3,142,970	3,026,668
Operating Income (Loss)	(167,055)	84,223
Interest Income	72,107	75,986
Interest Expense	(141,935)	(140,342)
Other Income	1,672	103,080
Income (Loss) Before Income Taxes	(235,211)	122,947
Income Tax Benefit (Provision)	94,084	(43,031)
Net Income (Loss)	(141,127)	79,916
Series A Preferred Stock Dividends	(18,000)	(18,000)
Series C Preferred Stock Dividends	(9,074)	(9,000)
Accretion of Original Issue Discount in connection with Series C preferred stock warrants	(13,623)	(13,623)
Net Income (Loss)-Common Stockholders	(181,824)	39,293

Basic Net Income (Loss) Per Common Share	($0.03)	$0.01

Diluted Net Income (Loss) Per Common Share	$(0.03)	$0.01

Weighted Average Number of Common Shares Outstanding	6,834,646	6,757,952

Weighted Average Number of Diluted Common Shares Outstanding	6,834,646	8,470,948

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2001 and 2000

(Unaudited)
	2001	2000
Cash flows from operating activities
Net Income (Loss)	$(141,127)	$79,916
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amoritzation	212,879	198,260
(Gain) Loss on disposal of fixed assets	(86)	17,451
Changes in assets and liabilities:
Accounts receivable, trade	(32,710)	(46,595)
Inventories	(288,025)	(1,205,692)
Prepaid and other current assets	(436,492)	(199,573)
Deposits and other assets	(25,386)	(290,190)
Accounts payable	(1,058,642)	(1,165,883)
Accrued expenses and other liabilities	9,180	(180,119)
Income taxes payable	(416,084)	(47,261)
Net cash used for operating activities	(2,626,493)	(2,839,686)

Cash flows from investing activities:
Purchases of property and equipment	(107,463)	(362,841)
Proceeds from sale of property and equipment	1,440	127,541
Note Receivable	(435)	7,500
Net cash used for investing activities	(106,458)	(227,800)

Cash flows from financing activities:
Principal payments on capital lease obligations	(33,798)	(32,935)
Issuance of common stock, exercise of stock options	5,020	345
Issuance of preferred stock dividends	(9,074)	-
Net cash used in financing activities	(37,852)	(32,590)

Net decrease in cash and cash equivalents for the period	(2,770,803)	(3,100,076)

Cash and cash equivalents, beginning of period	9,523,652	8,737,397

Cash and cash equivalents, end of period	$6,752,849	$5,637,321

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	141,935	140,342
Cash paid for income taxes	322,000	90,292

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Series C preferred stock dividends	9,074	9,000
Accretion of original issue discount in connection with Series C preferred stock	13,623	13,623

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Notes to Financial Statements

Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2001, included in the Company's filing with the SEC on Form 10-KSB. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results for the respective years.

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:

Three Months Ended

	09/30/01	09/30/00
Weighted average number of shares used in basic EPS calculation	6,834,646	6,757,952

Add: Common Shares Issuable Upon Exercise of:
Stock Options	-	1,296,946
Warrants	-	738,109
Convertible Preferred Stock	-	637,089
Total Common Shares Issuable	-	9,430,096

Less: Shares assumed to be repurchased under treasury Stock method	-	(959,148)

Weighted average number of shares used in diluted EPS calculation	6,834,646	8,470,948

Diluted weighted average shares outstanding for the three months ended September 30, 2001 exclude 2,022,019 potential shares from stock options and convertible preferred stock because to include such shares would have been anti-dilutive to the Company's net loss for the quarter. Diluted weighted average shares outstanding for the three months ended September 30, 2000 exclude 119,500 potential common shares because the price of the options was greater than the average market price of the common stock for that period.

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

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement

Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its results of operations or financial position upon the adoption of SFAS No. 144.

Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The comprehensive income and loss is the same as net income and loss for each period presented.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the tax basis of assets and liabilities, given the provisions of the enacted tax laws. The company records a benefit or provision for income taxes in interim periods at the expected effective tax rate for the year.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following at September 30, 2001:

Raw materials	$ 549,081
Work in process	416,473
Finished goods	4,893,660
$ 5,859,214

Debt and Borrowings

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company entered into the sale-leaseback to pay off a maturing mortgage, pay down a line of credit, and improve its liquidity. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank (now the Chittenden Bank). The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000 which have been capitalized and recorded as a component of other assets as of September 30, 2001. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options. The transaction was accounted for as a sale with a leaseback.

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

SendAMERICA, Inc., a new wholly owned subsidiary, is a new business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA, which is still in the start up phase, generated immaterial revenues during the three months ended September 30, 2001.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
THREE MONTHS ENDED 09/30/01
Net Revenues	$ 3,357,914	$ 1,414,537	$ 132,043	$5,841
Cost of Goods Sold	$1,399,882	$449,973	$78,385	$6,180
Gross Margin	$1,958,032	$964,564	$53,658	$(339)
Gross Margin %	58.3%	68.2%	40.6%	-

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
THREE MONTHS ENDED 09/30/00
Net Revenues	$ 3,475,043	$ 1,391,758	$66,675	$ -
Cost of Goods Sold	$ 1,300,663	$ 489,403	$ 32,519	$ -
Gross Margin	$ 2,174,380	$ 902,355	$ 34,156
Gross Margin %	62.6%	64.8%	51.2%

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Item 2. Management's Discussion and Analysis

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this report, as well as the 10-KSB filing for the fiscal year ending June 30, 2001. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Comparison of the three-month periods ended September 30, 2001 and 2000.

Net revenues for the three month period ended September 30, 2001 totaled $4,910,000, a .5 percent decrease from net revenues of $4,933,000 for the three-month period ended September 30, 2000. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, decreased $117,000. Increases attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country, increased sales from the Company's www.vermontteddybear.com web-site, including sales from new loyalty marketing and Internet affiliate marketing initiatives were temporarily impacted by the events of September 11, 2001. Retail revenues at the Company's Shelburne, Vermont factory retail location increased $23,000. Net revenues from the Corporate/Wholesale segment increased $65,000. SendAMERICA, Inc. a wholly owned subsidiary, which is still in the development phase generated net revenues of $6,000 for the three month period ended September 30, 2001.

Gross margin decreased to $2,976,000 for the three months ended September 30, 2001, from $3,111,000 for the three months ended September 30, 2000. The gross margin increased in the Retail segment as the factory store realized higher unit margins and increased sales of it's Make-A-Friend-For-Life teddy bear where visitors can participate in the creation of their own teddy bear. This increase in gross margin was more than offset by decreases in both the Bear-Gram and Corporate/Wholesale segment margins during the three month period ended September 30, 2001. The gross margin in the Bear-Gram segment decreased primarily due to higher fixed costs associated with the company's new high volume distribution facility required to meet the demands of the Valentine's Day and Mother's Day peak selling seasons, which was not in operation during the three months ended September 30, 2000. The gross margin in the Corporate/Wholesale segment decreased due to increased sale of domestic products that traditionally have lower unit margins in this segment than imported product. As a percentage of net revenues, gross margin decreased to 60.6 percent from 63.1 percent for the three-month periods ended September 30, 2001, and 2000, respectively.

Selling expenses increased to $2,135,000 for the three-month period ended September 30, 2001, from $2,014,000 for the three-month period ended September 30, 2000. This $121,000 increase was primarily attributable to increases in merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $62,000. Increases in Bear-Gram advertising costs of $83,000, which include radio, catalog, Internet, and print costs, and increases to call center and customer service costs of $6,000, and increases in Corporate/Wholesale costs of $6,000 were offset by a decrease in Retail expenses of $36,000. Selling expenses as a percentage of revenues increased to 43.5 percent from 40.8 percent for the three months ended September 30, 2001 and 2000, respectively.

General and administrative expenses decreased to $1,008,000 for the quarter ended September 30, 2001, compared to $1,013,000 for the quarter ended September 30, 2000. General and administrative expenses as a percentage of net revenues were 20.5 percent for both three month periods ended September 30, 2001 and September 30, 2000.

The company has recorded an income tax benefit of $94,000 for the quarter ended September 30, 2001 based on the expected effective tax rate for fiscal year 2002. This compares to a $43,000 provision recorded for the quarter ended September 30, 2000.

As a result of the foregoing factors, net loss to common stockholders totaled

$182,000, for the quarter ended September 30, 2001, compared to a net income to common stockholders of $39,000, for the quarter ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, the Company's cash position decreased to $6,753,000, from $9,524,000 at June 30, 2001. Restricted cash balances at these dates were $582,000 and $579,000, respectively. The largest component of restricted cash at September 30, 2001 and June 30, 2001 was a $302,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. An additional $200,000 certificate of deposit was required in the quarter ended September 30, 2000 for collateral substitution under the Company's lease obligation to URSA (VT) QRS-30, Inc. upon sale of property. Operating losses, a reduction in accounts payable, purchases of equipment, and payments of corporate income taxes contributed to the decrease in cash.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock are warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black Scholes valuation model. The value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five year period.

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:

	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2001	69	$562,863

Add: Accretion of Discount Related to Warrant Issuance	-	13,623

Balance Series C, Preferred Stock as of September 30, 2001	69	$576,486

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised their option to pay them in cash. For the three months ended September 30, 2001 $9,074 was paid in cash dividends and for the three months ended September 30, 2000 $9,000 of dividends were accrued.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.

Commitments & Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissing the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord noticed its appeal of that judgement and, as settlement discussions have been unsuccessful, intends to post a bond to stay enforcement of the judgement pending its appeal. In the interim, the Company has served restraining notices preventing the landlord's other tenants from paying rent to the landlord. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

Reports on Form 8-K

There were no reports filed on Form 8-K during the three-month period ended September 30, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: November 14, 2001 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer