Form 10-Q
period 2001-12-31
VERMONT TEDDY BEAR CO INC
filed 2002-02-14
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001 .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,841,151 shares of Common Stock, $.05 par value per share, as of February 8, 2002.

The Vermont Teddy Bear Co., Inc.

Index to Form 10Q

For the Months Ended December 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARY

Consolidated Balance Sheet

	December 31, 2001	June 30, 2001
	(Unaudited)	(Audited)
ASSETS

Cash, cash equivalents (includes restricted cash of $584,000)	$ 7,993,313	$ 9,523,652
Accounts receivable, trade	190,648	121,424
Inventories	5,679,370	5,571,189
Prepaid expenses and other current assets	574,883	193,015
Deferred income taxes	273,068	273,068
Total Current Assets	14,711,282	15,682,348

Property and equipment, net	8,170,861	8,307,975
Deposits and other assets	907,777	927,377
Note receivable	44,843	44,086
Total Assets	$ 23,834,763	$ 24,961,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of capital lease obligations	148,136	140,626
Accounts payable	2,175,323	3,120,926
Accrued expenses	1,126,093	1,204,694
Income taxes payable	66,974	268,558
Total Current Liabilities	3,516,526	4,734,804

Capital lease obligations, net of current portion	5,193,600	5,269,594
Deferred income taxes	40,796	40,796
Total Liabilities	$ 8,750,922	$ 10,045,194

Commitments and Contingencies

Series C convertible redeemable preferred stock Authorized 110 shares; 69 shares issued and outstanding, $690,000 liquidation value.	590,109	562,863

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares.	1,296,000	1,260,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 6,859,171 shares, Outstanding 6,836,151 and issued 6,854,246, and outstanding 6,831,226 shares at December 31,2001 and June 30, 2001, repsectively.	342,959	342,712
Additional paid-in capital	11,944,493	11,939,720
Treasury stock at cost: 23,020 shares	(117,500)	(117,500)
Retained earnings	1,027,780	928,797
Total Stockholders' Equity	$ 14,493,732	$ 14,353,729

Total Liabilities and Stockholders' Equity	$ 23,834,763	$ 24,961,786

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2001 and 2000

(Unaudited)

Three Months Ended Six Months Ended
	2001	2000	2001	2000
Net Revenues	$8,403,350	$7,919,493	$13,313,685	$12,852,969
Cost of Goods Sold	3,277,304	3,128,337	5,211,724	4,950,922
Gross Profit	5,126,046	4,791,156	8,101,961	7,902,047

Operating Expenses:
Selling Expenses	3,408,381	3,187,988	5,542,899	5,201,694
General and Administrative Expenses	1,093,604	1,061,471	2,102,056	2,074,434
	4,501,985	4,249,459	7,644,955	7,276,128
Operating Income	624,061	541,697	457,006	625,919
Interest Income	45,283	59,520	117,390	135,506
Interest Expense	(141,044)	(147,876)	(282,979)	(288,218)
Other Income	7,706	378	9,378	103,458
Income Before Income Taxes	536,006	453,719	300,795	576,665
Income Tax Provision	(214,500)	(158,802)	(120,416)	(201,833)
Net Income	321,506	294,917	180,379	374,832
Series A Preferred Stock Dividends	(18,000)	(18,000)	(36,000)	(36,000)
Series C Preferred Stock Dividends	(9,075)	(9,000)	(18,149)	(18,000)

Accretion of Original Issue Discount in connection with Series C preferred stock warrants	(13,623)	(13,623)	(27,246)	(27,246)
Net Income - Common Stockholders	280,808	254,294	98,984	293,586

Basic Net Income Per Common Share	$0.04	$0.04	$0.01	$0.04

Diluted Net Income Per Common Share	$0.03	$0.03	$0.01	$0.03

Weighted Average Number of Common Shares Outstanding	6,836,151	6,761,644	6,835,398	6,759,798

Weighted Average Number of Diluted Common Shares Outstanding	8,490,805	8,559,569	8,564,423	8,520,870

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2001 and 2000

(Unaudited)

	2001	2000
Cash flows from operating activities
Net Income	$180,379	$374,832
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	433,969	398,612
(Gain) Loss on disposal of fixed assets	(86)	17,451
Changes in assets and liabilities:
Accounts receivable, trade	(69,224)	55,236
Inventories	(108,181)	(1,955,908)
Prepaid and other current assets	(381,868)	(132,025)
Deposits and other assets	(6,381)	(574,301)
Accounts payable	(945,603)	(995,946)
Accrued expenses and other liabilities	(78,601)	(321,099)
Income taxes payable	(201,584)	(74,231)
Net cash used for operating activities	(1,177,180)	(3,058,917)

Cash flows from investing activities:
Purchases of property and equipment	(272,228)	(652,277)
Proceeds from sale of property and equipment	1,440	127,541
(Increase) decrease of Note Receivable	(757)	7,500
Net cash used for investing activities	(271,545)	(517,236)

Cash flows from financing activities:
Principal payments on capital lease obligations	(68,485)	(65,437)
Issuance of common stock, exercise of stock options	5,020	11,550
Payment of preferred stock dividends	(18,149)	-
Net cash used in financing activities	(81,614)	(53,887)

Net decrease in cash and cash equivalents for the period	(1,530,339)	(3,630,040)

Cash and cash equivalents, beginning of period	9,523,652	8,737,397

Cash and cash equivalents, end of period	$7,993,313	$5,107,357

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	282,979	288,218
Cash paid for income taxes	322,000	185,212

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Series C preferred stock dividends	-	18,000
Accretion of original issue discount in connection with Series C preferred stock	27,246	27,246

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDAIRY

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:

Three Months Ended Six Months Ended
	12/31/01	12/31/00	12/31/01	12/31/00
Weighted average number of shares used in basic EPS calculation	6,836,151	6,761,644	6,835,398	6,759,798

Add: Common Shares Issuable Upon Exercise of:
Stock Options	1,227,263	1,400,958	1,325,623	1,396,202
Warrants	688,979	738,109	688,979	738,109
Convertible Preferred Stock	657,087	645,659	657,087	645,659
Total Common Shares Issuable	2,573,329	2,784,726	2,671,689	2,779,970

Less: Shares assumed to be repurchased under treasury Stock method	(918,675)	(986,801)	(942,664)	(1,018,898)

Weighted average number of shares used in diluted EPS calculation	8,490,805	8,559,569	8,564,423	8,520,870

Diluted weighted average shares outstanding for the three and six months ended December 31, 2001 exclude 159,167 potential shares from because the price of the options was greater than the average market price of the common stock those periods respectively. Diluted weighted average shares outstanding for the three months and six months ended December 31, 2001 exclude 48,000 potential common shares because the price of the options was greater than the average market price of the common stock for that period.

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

Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The comprehensive income is the same as net income for each period presented.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method. This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the tax basis of assets and liabilities, given the provisions of the enacted tax laws. The company records a provision for income taxes in interim periods at the expected effective tax rate for the year.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following:

	December 31, 2001	June 30, 2001
Raw materials	$ 452,010	670,262
Work in process	289,770	325,459
Finished goods	4,937,590	4,575,468
	$ 5,679,370	$ 5,571,189

Debt and Borrowings

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company entered into the sale-leaseback to pay off a maturing mortgage, pay down a line of credit, and improve its liquidity. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank (now the Chittenden Bank). The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000 which have been capitalized and recorded as a component of other assets as of December 31, 2001. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options. The transaction was accounted for as a sale with a leaseback.

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

THREE MONTHS ENDED 12/31/01	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 7,187,692	$ 764,086	$ 275,570	$ 176,002
Cost of Goods Sold	2,719,638	308,113	143,837	105,716
Gross Margin	$ 4,468,054	$ 455,973	$ 131,733	$ 70,286
Gross Margin %	62.2%	59.7%	47.8%	39.9%

SIX MONTHS ENDED 12/31/01	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 10,545,606	$ 2,178,623	$ 407,613	$ 181,843
Cost of Goods Sold	4,119,520	758,086	222,221	111,897
Gross Margin	$ 6,426,086	$ 1,420,537	$ 185,392	$ 69,946
Gross Margin %	60.9%	65.2%	45.5%	38.5%

THREE MONTHS ENDED 12/31/00	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 7,105,725	$ 721,515	$ 80,425	$ 11,828
Cost of Goods Sold	2,734,693	326,670	37,960	29,014
Gross Margin	$ 4,371,032	$ 394,845	$ 42,465	($17,186)
Gross Margin %	61.5%	54.7%	52.8%	-

SIX MONTHS ENDED 12/31/00	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 10,580,768	$ 2,113,273	$ 147,100	$ 11,828
Cost of Goods Sold	4,035,357	816,073	70,478	29,014
Gross Margin	$ 6,545,411	$ 1,297,200	$ 76,622	($ 17,186)
Gross Margin %	61.9%	61.4%	52.1%	-

The Company believes that there is no discernable basis to identify assets by segment.

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Comparison of the three-month periods ended December 31, 2001 and 2000.

Net revenues for the three month period ended December 31, 2001 totaled $8,403,000, a 6.1 percent increase from net revenues of $7,919,000 for the three-month period ended December 31, 2000. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased $82,000. Retail revenues at the Company's Shelburne, Vermont factory retail location increased $43,000. Net revenues from the Corporate/Wholesale segment increased $195,000. Net revenues from SendAMERICA, Inc. a wholly owned subsidiary, increased $164,000, as SendAMERICA launched its first holiday catalog, for the three month period ended December 31, 2001.

Gross margin increased to $5,126,000 for the three months ended December 31, 2001, from $4,791,000 for the three months ended December 31, 2000. The gross margin for the three month period ended December 31, 2001 increased in the Bear-Gram segment as well as in the Retail segment as the factory store realized higher unit margins and increased sales of it's Make-A-Friend-For-Life teddy bear where visitors can participate in the creation of their own teddy bear. The gross margin in the Corporate/Wholesale segment decreased due to increased sales of domestic products that traditionally have lower unit margins in this segment than imported product. As a percentage of net revenues, gross margin increased to 61.0 percent from 60.5 percent for the three-month periods ended December 13, 2001, and 2000, respectively.

Selling expenses increased to $3,408,000 for the three-month period ended December 31, 2001, from $3,188,000 for the three-month period ended December 31, 2000. This $220,000 increase was primarily attributable to increases in merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $179,000. Increases in Bear-Gram advertising costs of $62,000, which include radio, catalog, Internet, and print costs, were offset by decreases to call center and customer service costs of $29,000. Corporate/Wholesale expenses increased $11,000, and Retail expenses decreased $3,000. Selling expenses as a percentage of revenues increased to 40.6 percent from 40.3 percent for the three months ended December 31, 2001 and 2000, respectively.

General and administrative expenses increased to $1,094,000 for the quarter ended December 31, 2001, compared to $1,061,000 for the quarter ended December 31, 2000. General and administrative expenses as a percentage of net revenues decreased to 13.0 percent from 13.4 for three month periods ended December 31, 2001 and 2000, respectively.

The company has recorded an income tax provision of $215,000 for the quarter ended December 31, 2001 based on the expected effective tax rate for fiscal year 2002. This compares to a $159,000 provision recorded for the quarter ended December 31, 2000.

As a result of the foregoing factors, net income to common stockholders totaled

$281,000, for the quarter ended December 31, 2001, compared to a net income to common stockholders of $254,000, for the quarter ended December 31, 2000.

Comparison of the six-month periods ended December 31, 2001 and 2000.

Net revenues for the six month period ended December 31, 2001 totaled $13,314,000, a 3.6 percent increase from net revenues of $12,853,000 for the six month period ended December 31, 2000. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, decreased $35,000. Increases attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country, increased sales from the Company's vermontteddybear.com web-site, including sales from new loyalty marketing and internet affiliate marketing initiatives were temporarily impacted by the events of September 11, 2001. Retail revenues increased $65,000. Net revenues from the Corporate/Wholesale segment increased $261,000. Net revenues from SendAMERICA, Inc. a wholly owned subsidiary, increased $ 170,000, as SendAMERICA launched their first holiday catalog.

Gross margin increased to $8,102,000 for the six months ended December 31, 2001, from $7,902,000 for the six months ended December 31, 2000. As a percentage of net revenues, gross margin decreased to 60.9 percent from 61.5 percent for the six month periods ended December 31, 2001, and 2000, respectively. The gross margin increased in the Retail segment as the factory store realized higher unit margins and increased sales of its Make-A-Friend-For-Life teddy bears where visitors can participate in the creation of their own teddy bear. This increase in gross margin was more than offset by decreases in both the Bear-Gram and Corporate/Wholesale segment margins during the six month period ended December 31, 2001. The gross margin in the Bear-Gram segment decreased primarily due to higher fixed costs associated with the company's new high volume distribution facility required to meet the demands of the Valentine's Day and Mother's Day peak selling seasons, which was not in operation during the entire six months ended December 31, 2000. The gross margin in the Corporate/Wholesale segment decreased due to increased sale of domestic products that traditionally have lower unit margins in this segment than imported product.

Selling expenses increased to $5,543,000 for the six month period ended December 31, 2001, from $5,202,000 for the six month period ended December 31, 2000. This $341,000 increase was primarily due to increases in merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $241,000. Increases in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs, of $146,000, were offset by decrease in call center and customer service costs of $23,000. Corporate/Wholesale increased $17,000, and Retail expenses decreased by $40,000. The selling expenses as a percentage of revenues rose to 41.6 percent from 40.5 percent for the six months ended December 31, 2001 and 2000, respectively.

General and administrative expenses increased to $2,102,000 for the six months ended December 31, 2001, compared to $2,074,000 for the six months ended December 31, 2000. General and administrative expenses as a percentage of net revenues decreased to 15.8 percent from 16.1 for six month periods ended December 31, 2001 and 2000, respectively.

Other income decreased $100,000 due to the Company recognizing a gain of $100,000 as other income in the three months ended September 30, 2000, when a cash settlement was received from Tyco.

The Company recorded a tax provision for the six months ended December 31, 2001 of approximately $120,000. The Company is providing a tax provision at the expected effective tax rate for fiscal 2002. This compares to a $202,000 provision recorded for the six months ended December 31, 2000.

As a result of the foregoing factors, net income to common stockholders totaled $99,000 for the six months ended December 31, 2001, compared to a net income to common stockholders of $294,000 for the six months ended December 31, 2000.

Liquidity and Capital Resources

As of December 31, 2001, the Company's cash position decreased to $7,993,000, from $9,524,000 at June 30, 2001. Restricted cash balances at these dates were $584,000 and $579,000, respectively. The largest component of restricted cash at December 31, 2001 and June 30, 2001 was a $302,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. An additional $200,000 certificate of deposit was required in the quarter ended September 30, 2000 for collateral substitution under the Company's lease obligation to URSA (VT) QRS-30, Inc. upon sale of property. A reduction in accounts payable, purchases of equipment, and payments of corporate income taxes contributed to the decrease in cash.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were Warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance (the "Warrants"). In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the Warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the Warrants using the Black Scholes valuation model. The value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five year period.

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock account:

	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2001	69	$562,863

Add: Accretion of Discount Related to Warrant Issuance	-	27,246

Balance Series C, Preferred Stock as of December 31, 2001	69	$590,109

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying Warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the six months ended December 31, 2001 $9,075 was paid in cash dividends and for the six months ended December 31, 2000 $9,000 of stock dividends were accrued.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase all of the outstanding Warrants issued in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net amount of $1.55 for each share issuable on exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction will be recorded as an equity transaction in the quarter ending March 31, 2002. The original issue discount of $272,449 applied on issuance of the Warrants to the face value of the Series C Preferred Stock will continue to accrete through charges to income until October 2003.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations, will be sufficient to finance the Company's operations for at least the next twelve months.

Commitments & Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, the lease, itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissing the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgement and, as settlement discussions have been unsuccessful, has posted a bond to stay enforcement of the judgement pending its appeal. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in investment grade corporate and U.S. government securities, and secondarily, certain of its financing arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Stockholders

On December 13, 2001, the Company held an Annual Meeting of Shareholders, at which the following matters were voted upon:

(1) Election of six individuals to the Company's Board of Directors for the ensuing year.

Name	For	Withheld
Jason Bacon	5,586,009	3,912
Maxine Brandenburg	5,586,009	3,912
Robert Hamilton	5,586,009	3,912
Barbara Johnson	5,586,009	3,912
Fred Marks	5,585,909	4,012
Spencer Putnam	5,586,009	3,912
Elisabeth Robert	5,585,759	4,612

(2) Election of Directors by Series C Preferred Shareholders (Not applicable to Common Stockholders):

Name	For	Withheld
Thomas R. Shepherd	657,087	0
William Woo	657,087	0

(3) Ratification of the selection of Arthur Andersen L.L.P. as the Company's independent public accountants for the 2002 fiscal year.

Votes cast for: 5,579,031 Votes cast against: 9,621 Abstentions: 1,269

All matters were approved by the Company's Shareholders.

Item 5. Other Business

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase all of the outstanding Warrants issued in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net amount of $1.55 for each share issuable on exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction will be recorded as an equity transaction in the quarter ending March 31, 2002. The original issue discount of $272,449 applied on issuance of the Warrants to the face value of the Series C Preferred Stock will continue to accrete through charges to income until October 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Employment Agreement, dated November 21, 2001 between the Company and Elisabeth B. Robert.

10.2 Warrant Repurchase Agreement, dated January 15, 2002 between the Company and TSG Equity Partners.

(b) Reports on Form 8-K

Not applicable.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: February 14, 2002 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer