Form 10-Q
period 2002-03-31
VERMONT TEDDY BEAR CO INC
filed 2002-05-15
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,865,921 shares of Common Stock, $.05 par value per share, as of May 13, 2002.

The Vermont Teddy Bear Co., Inc.

Index to Form 10Q

March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARY

Consolidated Balance Sheet

	March 31, 2002	June 30, 2001
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents (includes restricted cash of $586,000 and $579,000 respectively)	$ 12,535,678	$ 9,523,652
Accounts receivable, trade	19,808	121,424
Inventories	4,710,199	5,571,189
Prepaid expenses and other current assets	491,222	193,015
Deferred income taxes	273,068	273,068
Total Current Assets	18,029,975	15,682,348

Property and equipment, net	8,182,935	8,307,975
Deposits and other assets	916,908	927,377
Note receivable	36,267	44,086
Total Assets	$ 27,166,085	$ 24,961,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of capital lease obligations	152,039	140,626
Accounts payable	3,589,094	3,120,926
Accrued expenses	1,257,370	1,204,694
Income taxes payable	973,497	268,558
Total Current Liabilities	5,972,000	4,734,804

Capital lease obligations, net of current portion	5,154,095	5,269,594
Deferred income taxes	40,796	40,796
Total Liabilities	$ 11,166,891	$ 10,045,194

Commitments and Contingencies

Series C convertible redeemable preferred stock Authorized 110 shares; 69 shares issued and outstanding, $690,000 liquidation value.	603,732	562,863

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares.	1,314,000	1,260,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued and outstanding 6,864,171 shares at March 31, 2002, and issued and outstanding 6,854,246 shares at June 30, 2001.	343,209	342,712
Additional paid-in capital	11,676,794	11,939,720
Treasury stock at cost: 23,020 shares	(117,500)	(117,500)
Retained earnings	2,178,959	928,797
Total Stockholders' Equity	$ 15,395,462	$ 14,353,729

Total Liabilities and Stockholders' Equity	$ 27,166,085	$ 24,961,786

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Three and Nine Months Ended March 31, 2002 and 2001

(Unaudited)

Three Months Ended Nine Months Ended
	2002	2001	2002	2001
Net Revenues	$14,522,438	$14,241,228	$27,836,123	$27,094,197
Cost of Goods Sold	4,896,181	4,716,775	10,107,905	9,667,697
Gross Profit	9,626,257	9,524,453	17,728,218	17,426,500

Operating Expenses:
Selling Expenses	5,597,071	5,312,773	11,139,970	10,514,467
General and Administrative Expenses	1,360,306	1,479,203	3,462,362	3,553,636
	6,957,377	6,791,976	14,602,332	14,068,103
Operating Income	2,668,880	2,732,477	3,125,886	3,358,397
Interest Income	60,325	101,152	177,715	236,658
Interest Expense	(140,050)	(143,694)	(423,029)	(431,912)
Other Income	7,500	0	16,878	103,458
Income Before Income Taxes	2,596,655	2,689,935	2,897,450	3,266,601
Income Tax Provision	(908,829)	(1,049,491)	(1,029,245)	(1,251,324)
Net Income	1,687,826	1,640,444	1,868,205	2,015,277
Series A Preferred Stock Dividends	(18,000)	(18,000)	(54,000)	(54,000)
Series C Preferred Stock Dividends	(8,877)	(9,000)	(27,026)	(27,000)

Accretion of Original Issue Discount in connection with Series C preferred stock warrants	(13,623)	(13,623)	(40,869)	(40,869)
Net Income - Common Stockholders	1,647,326	1,599,821	1,746,310	1,893,408

Basic Net Income Per Common Share	$0.24	$0.24	$0.26	$0.28

Diluted Net Income Per Common Share	$0.20	$0.19	$0.21	$0.22

Weighted Average Number of Common Shares Outstanding	6,839,448	6,794,253	6,836,738	6,771,199

Weighted Average Number of Diluted Common Shares Outstanding	8,368,769	8,684,283	8,283,211	8,668,658

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities
Net Income	$1,868,205	$2,015,277
Adjustments to reconcile net income to net cash Provided by(used for) operating activities:
Depreciation and amortization	657,593	608,967
(Gain) Loss on disposal of fixed assets	(86)	17,451
Changes in assets and liabilities:
Accounts receivable, trade	101,616	81,528
Inventories	860,990	(2,197,398)
Prepaid and other current assets	(298,207)	264,244
Deposits and other assets	(28,422)	(772,134)
Accounts payable	468,168	1,058,375
Accrued expenses and other liabilities	52,676	848
Income taxes payable	704,939	1,043,133
Net cash provided by operating activities	4,387,472	2,120,291

Cash flows from investing activities:
Purchases of property and equipment	(495,916)	(869,494)
Proceeds from sale of property and equipment	2,340	127,541
Decrease of Note Receivable	7,819	22,500
Net cash used for investing activities	(485,757)	(719,453)

Cash flows from financing activities:
Principal payments on capital lease obligations	(104,087)	(98,792)
Issuance of common stock, exercise of stock options Warrant repurchase	10,019 (768,595)	96,470 -
Payment of preferred stock dividends	(27,026)	-
Net cash used in financing activities	(889,689)	(2,322)

Net increase in cash and cash equivalents for the period	3,012,026	1,398,516

Cash and cash equivalents, beginning of period	9,523,652	8,737,397

Cash and cash equivalents, end of period	$12,535,678	$10,135,913

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	423,029	431,912
Cash paid for income taxes	324,306	206,658

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Series C preferred stock dividends	-	27,000
Accretion of original issue discount in connection with Series C preferred stock	40,869	40,869

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted common shares outstanding:

Three Months Ended Nine Months Ended
	03/31/02	03/31/01	03/31/02	03/31/01
Weighted average number of shares used in basic EPS calculation	6,839,448	6,794,253	6,836,738	6,771,199

Add: Common Shares Issuable Upon Exercise of:
Stock Options	1,333,233	1,359,802	1,229,584	1,384,246
Warrants	193,111	738,109	193,111	738,109
Convertible Preferred Stock	657,087	654,230	657,087	654,230
Total Common Shares Issuable	2,183,431	2,752,141	2,079,782	2,776,585

Less: Shares assumed to be repurchased under treasury Stock method	(654,110)	(862,111)	(633,309)	(879,126)

Weighted average number of shares used in diluted EPS calculation	8,368,769	8,684,283	8,283,211	8,668,658

Diluted weighted average shares outstanding for the three and nine months ended March 31, 2002 exclude 56,000 potential shares from because the price of the options was greater than the average market price of the common stock those periods respectively. Diluted weighted average shares outstanding for the three months and nine months ended March 31, 2002 exclude 149,167 potential common shares because the price of the options was greater than the average market price of the common stock for that period.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following:

	March 31, 2002	June 30, 2001
Raw materials	$ 460,392	670,262
Work in process	397,456	325,459
Finished goods	3,852,351	4,575,468
	$ 4,710,199	$ 5,571,189

Debt and Borrowings

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company entered into the sale-leaseback to pay off a maturing mortgage, pay down a line of credit, and improve its liquidity. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank (now the Chittenden Bank). The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000 which have been capitalized and recorded as a component of other assets as of March 31, 2002. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options. The transaction was accounted for as a sale with a leaseback.

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

The Retail operation segment involves one retail store offering factory tours at the Company's headquarters in Shelburne, Vermont. In an effort to make a visit to the factory more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area, where visitors can participate in the creation of their own teddy bear. The company plans to open a new retail store in Waterbury, Vermont in June of 2002. The Corporate/Wholesale segment was begun during the Company's fiscal year 1998. The Company is pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment.

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

THREE MONTHS ENDED 03/31/02	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 13,918,500	$ 419,985	$ 112,109	$ 71,844
Cost of Goods Sold	4,640,536	157,357	51,510	46,778
Gross Margin	$ 9,277,964	$ 262,628	$ 60,599	$ 25,066
Gross Margin %	66.7%	62.5%	54.1%	34.9%

NINE MONTHS ENDED 03/31/02	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 24,464,106	$ 2,598,608	$ 519,722	$ 253,687
Cost of Goods Sold	8,760,056	915,444	273,731	158,674
Gross Margin	$ 15,704,050	$ 1,683,164	$ 245,991	$ 95,013
Gross Margin %	64.2%	64.8%	47.3%	37.5%

THREE MONTHS ENDED 03/31/01	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 13,805,726	$ 340,769	$ 75,857	$ 18,876
Cost of Goods Sold	4,543,141	122,972	36,292	14,370
Gross Margin	$ 9,262,585	$ 217,797	$ 39,565	$ 4,506
Gross Margin %	67.1%	63.9%	52.2%	23.9%

NINE MONTHS ENDED 03/31/01	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	SendAMERICA
Net Revenues	$ 24,386,494	$ 2,454,042	$ 222,957	$ 30,704
Cost of Goods Sold	8,578,498	939,045	106,770	43,384
Gross Margin	$ 15,807,996	$ 1,514,997	$ 116,187	($ 12,680)
Gross Margin %	64.8%	61.7%	52.1%	-

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

Results of Operations

Comparison of the three-month periods ended March 31, 2002 and 2001.

Net revenues for the three month period ended March 31, 2002 totaled

$ 14,522,000 a 2.0 percent increase from net revenues of $ 14,241,000 for the three-month period ended March 31, 2001. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased

$ 13,000. Retail revenues at the Company's Shelburne, Vermont factory retail location increased $79,000. Net revenues from the Corporate/Wholesale segment increased

$ 6,000. Net revenues from SendAMERICA, Inc. a wholly owned subsidiary, increased $53,000, as SendAMERICA launched its first Valentine's Day catalog, for the three month period ended March 31, 2002.

Gross margin increased to $9,626,000 for the three months ended March 31, 2002, from $9,524,000 for the three months ended March 31, 2001. As a percentage of net revenues, gross margin decreased to 66.3 percent from 66.9 percent for the three-month periods ended March 31, 2002, and 2001, respectively. The gross margin percent for the three month period ended March 31, 2002 decreased primarily in the Bear-Gram segment due to increased revenues from our loyalty marketing programs which traditionally have lower margins due to discount offerings.

Selling expenses increased to $5,597,000 for the three-month period ended March 31, 2002, from $5,313,000 for the three-month period ended March 31, 2001. Selling expenses as a percentage of revenues increased to 38.5 percent from 37.3 percent for the three months ended March 31, 2002 and 2001, respectively. This $284,000 increase which was primarily attributable to increases in Bear-Gram advertising costs of $230,000, which include radio, catalog, Internet, and print costs, was offset by decreases to call center and customer service costs of $17,000. Corporate/Wholesale expenses increased $23,000, and Retail expenses increased $10,000. Merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, increased $ 38,000.

General and administrative expenses decreased to $1,360,000 for the quarter ended March 31, 2002, compared to $1,479,000 for the quarter ended March 31, 2001 primarily due to decreases in salary expenses. General and administrative expenses as a percentage of net revenues decreased to 9.4 percent from 10.4 for three month periods ended March 31, 2002 and 2001, respectively.

The company has recorded an income tax provision of $909,000 for the quarter ended March 31, 2002 based on the expected effective tax rate of 35% for fiscal year 2002. This compares to a $1,049,000 provision recorded for the quarter ended March 31, 2001 which was based on the expected effective tax rate for fiscal year 2001 of 39%.

As a result of the foregoing factors, net income to common stockholders totaled

$1,647,000, for the quarter ended March 31, 2002, compared to a net income to common stockholders of $1,600,000, for the quarter ended March 31, 2001.

Comparison of the nine-month periods ended March 31, 2002 and 2001.

Net revenues for the nine month period ended March 31, 2002 totaled $27,836,000, a 2.7 percent increase from net revenues of $27,094,000 for the nine month period ended March 31, 2001. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased $78,000. Increases attributable to the expansion of the Company's direct response radio advertising campaign into new markets around the country, increased sales from the Company's vermontteddybear.com web-site, including sales from new loyalty marketing and internet affiliate marketing initiatives were temporarily impacted by the events of September 11, 2001. Retail revenues increased $145,000. Net revenues from the Corporate/Wholesale segment increased $297,000. Net revenues from SendAMERICA, Inc. a wholly owned subsidiary, increased $ 223,000, as SendAMERICA launched their first holiday and Valentine's Day catalogs.

Gross margin increased to $17,728,000 for the nine months ended March 31, 2002, from $17,427,000 for the nine months ended March 31, 2001. As a percentage of net revenues, gross margin decreased to 63.7 percent from 64.3 percent for the nine month periods ended March 31, 2002, and 2001, respectively. The gross margin percent increased in the Retail segment as the factory store realized higher unit margins and increased sales of its Make-A-Friend-For-Life teddy bears where visitors can participate in the creation of their own teddy bear. This increase in gross margin percent was more than offset by decreases in both the Bear-Gram and Corporate/Wholesale segment margins during the nine month period ended March 31, 2002. The gross margin percent in the Bear-Gram segment decreased primarily due to increased revenues from our Loyalty marketing programs which traditionally have lower margins due to discount offerings and higher fixed costs associated with the company's new high volume distribution facility required to meet the demands of the Valentine's Day and Mother's Day peak selling seasons, which was not in operation during the entire nine months ended March 31, 2001

Selling expenses increased to $11,140,000 for the nine month period ended March 31, 2002, from $10,514,000 for the nine month period ended March 31, 2001. This $626,000 increase was primarily due to increases in merchandising costs associated with the Company's wholly owned subsidiary SendAMERICA, Inc. of $279,000. Increases in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs, of $376,000, were offset by decreases in call center and customer service costs of $40,000. Corporate/Wholesale increased $40,000, and Retail expenses decreased by $29,000. The selling expenses as a percentage of revenues rose to 40.0 percent from 38.8 percent for the nine months ended March 31, 2002 and 2001, respectively.

General and administrative expenses decreased to $3,462,000 for the nine months ended March 31, 2002, compared to $3,554,000 for the nine months March 31, 2001 primarily due to decreases in salary expenses. General and administrative expenses as a percentage of net revenues decreased to 12.4 percent from 13.1 percent for nine month periods ended March 31, 2002 and 2001, respectively.

Other income decreased $100,000 due to the Company recognizing a gain of $100,000 as other income in the nine months ended March 31, 2001, when a cash settlement was received from Tyco in September of 2000.

The Company recorded an income tax provision of $1,029,000 for the nine months ended March 31, 2002 based on the expected effective tax rate of 36% for fiscal year 2002. This compares to a $1,251,000 provision recorded for the nine months ended March 31, 2001 which was based on the expected effective tax rate for fiscal year 2001 of 38%.

As a result of the foregoing factors, net income to common stockholders totaled $1,746,000 for the nine months ended March 31, 2002, compared to a net income to common stockholders of $1,893,000 for the nine months ended March 31, 2001.

Liquidity and Capital Resources

As of March 31, 2002, the Company's cash position increased to $12,536,000, from $9,524,000 at June 30, 2001. Restricted cash balances at these dates were $586,000 and $579,000, respectively. The largest component of restricted cash at March 31, 2002 and June 30, 2001 was a $302,000 certificate of deposit required in connection with the Company's sale-leaseback transaction on July 18, 1997. An additional $200,000 certificate of deposit was required for collateral substitution under the Company's lease obligation to URSA (VT) QRS-30, Inc. upon sale of property. Cash increases provided by operating income, decreases in inventory, and increases in accounts payable were partially offset by cash used for the warrant repurchase agreement.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were Warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance (the "Warrants"). Also, the Company issued additional warrants to purchase 42,500 shares of the Company's Common Stock at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the Warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the Warrants using the Black Scholes valuation model. The value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five year period.

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock account:

	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2001	69	$562,863

Add: Accretion of Discount Related to Warrant Issuance	-	40,869

Balance Series C, Preferred Stock as of March 31, 2002	69	$603,732

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with both the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying Warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the nine months ended March 31, 2002 $27,026 was paid in cash dividends and for the nine months ended March 31, 2001 $27,000 of stock dividends were accrued.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase all of the outstanding Warrants issued in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ending March 31, 2002. The original issue discount of $272,449 applied on issuance of the Warrants to the face value of the Series C Preferred Stock will continue to accrete through charges to retained earnings until October 2003.

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

Item 4. Submission of Matters to a Vote of Stockholders

No matter was submitted to a vote of security holders during the third quarter of the fiscal year covered by this report.

Item 5. Other Business

On March 19, 2002, the Company entered into a three year lease agreement with two three year renewal options for 2,000 square feet of retail space in Waterbury, Vermont. The annual amount due under the lease is $24,000 for the first year and increases two percent annually thereafter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Not applicable

(b) Reports on Form 8-K

Not applicable.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: May 14, 2002 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer