Form 10-K
period 2002-06-30
VERMONT TEDDY BEAR CO INC
filed 2002-09-30
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______________

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________.

Commission file number 1-12580.

THE VERMONT TEDDY BEAR CO., INC.

(Exact Name of Registrant as Specified in its Charter)

New York 03-0291679

(State or other jurisdiction (I.R.S. Employer

of incorporation or organization) Identification No.)

6655 Shelburne Road, Post Office Box 965

Shelburne, Vermont 05482

(Address of principal executive offices)

Registrant's telephone number, including area code: (802) 985-3001

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: Name of each exchange on which registered

Common Stock, par value $.05 per share NASDAQ Smallcap Market

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, per value $.05 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average high and low prices of such stock on September 23, 2002, as reported on NASDAQ, was $13,946,853.

As of September 23, 2002, there were 6,867,021 shares of the issuer's common stock issued and 6,844,001 shares outstanding.

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K:

Proxy Statement for 2002 Annual Meeting of the issuer's stockholders: Part III, Items 9, 10, 11 and 12.

The Vermont Teddy Bear Co., Inc.

2002 Form 10-K Annual Report

Table of Contents

PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON THE COMPANY'S CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE VERMONT TEDDY BEAR CO., INC. AND ITS INDUSTRY. THESE FORWARD -LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CERTAIN FACTORS, AS MORE FULLY DESCRIBED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Item 1. Business

Founded in 1981 and incorporated in 1984, The Vermont Teddy Bear Co., Inc. (the "Company"), with its principal offices located at 6655 Shelburne Road, Shelburne, Vermont, is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the Bear-Gram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. Recently, the Company extended its product offering in the gift delivery business under the service marks "SendAMERICA" and "Pajamagram". In December 2000, SendAMERICA, Inc., which is a wholly owned subsidiary of the Company, was introduced to offer a variety of American handcrafted gift products including food, jewelry, home décor and craft items. The Pajamagram gift delivery service, launched in April 2002, offers a variety of pajamas and related sleepwear and spa products packaged with lavender tub tea and a personalized card in a keepsake organza hat-box, and delivered in a colorful gift box. In July 2002, the Company decided to focus the activities of SendAMERICA, Inc. exclusively on food related gift products under the service mark "Tastygram". The Tastygram gift delivery service includes regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. A Tastygram gift is also delivered in a colorful gift box complete with a personalized greeting card and signature mints.

Principal Business Segments and Distribution Methods

The Company has identified the following segments within its business on which it will separately report certain financial results: the Bear-Gram gift delivery service, SendAMERICA or soon to be Tastygram gift delivery service, and the Pajamagram gift delivery service; Retail Store Operations; and Corporate/Wholesale. Revenues and gross margins for each of the Company's segments are reported in Footnote 12 to the Consolidated Financial Statements included with this Annual Report. The largest of the Company's business segments is the Bear-Gram Service comprising 88.3 percent of the Company's net revenue for the fiscal year ended June 30, 2002. SendAMERICA and the Pajamagram Service represent .9 percent and .8 percent of net revenues for fiscal year ended June 30, 2002, respectively. Beginning in fiscal 2003, all of the activities of SendAMERICA will be reported as the "Tastygram Service" segment.

The Company also distributes its teddy bear products through Retail Store Operations and through its Corporate/Wholesale segments. The Company's Retail Store Operations represented 8.4 percent of net revenues, and the Corporate/Wholesale programs were 1.6 percent of net revenues for the fiscal year ended June 30, 2002. Revenues from sales of Pajamagram and SendAMERICA gifts in the Retail and Corporate/Wholesale segments were negligible for the fiscal year ended June 30, 2002. It is possible the Company will distribute its Pajamagram and Tastygram products in these segments in the future.

Primary Business Segments

(12 months ended June 30)
	2002	2001	2000	1999	1998

"Gram Services"
Bear-Gram Service*	88.3%	90.5%	85.3%	84.0%	81.2%
Pajamagram Service	0.8%	-	-	-	-
SendAMERICA	0.9%	0.1%	-	-	-
Retail Store Operations	8.4%	8.3%	8.4%	11.2%	18.0%
Corporate/Wholesale	1.6%	1.1%	6.3%	4.8%	0.8%
			-	-	-

* Excludes Bear-Gram revenues from retail operations.

Bear-Gram Service. The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. The Company positions its Bear-Gram gift delivery service as a "creative alternative to flowers". Approximately sixty-two percent of Bear-Gram gifts are purchased by men, often at the last minute. Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 140 different teddy bear outfits to further customize the gift. Every Bear-Gram gift includes a customized teddy bear made in the Company's Shelburne or Newport, Vermont factories, which can be further personalized with optional embroidery or artwork on the outfit, a candy treat, and a personal message on a card all delivered in a colorful box with an "airhole". Orders for the Bear-Gram delivery service are placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives, called Bear Counselors or entering orders on line at the Company's website (www.vermontteddybear.com). Fifty-two percent of total orders in the Bear-Gram gift delivery service segment were placed on line during the month of June 2002 as compared to fifty percent in June 2001. Orders, including those with personalization, placed by 4:00 p.m. online or 5:00 p.m. over the phone Monday through Friday can be shipped the same day for guaranteed overnight and Saturday delivery. Packages are delivered primarily via Federal Express and other carriers by next-day air, two-day air, and ground services, or via United States Postal Service Priority Mail. Approximately seventy-four percent of Bear-Gram orders are delivered using either overnight or second day services. In February 2002 for the Valentine's Day holiday, the Company successfully received orders until 11:30 p.m. on February 13 for guaranteed next day delivery. The Company intends to continue this practice on the day prior to Valentine's Day when there is significant demand for Bear-Gram gifts after the Company's regular 5 p.m. sales cutoff.

The Company uses primarily direct response radio advertising, supported visually by the Internet, to market its Bear-Gram gift delivery service. The combination of direct response radio and the Internet represent 91.6 percent of net revenues in the Bear-Gram segment for the fiscal year ended June 30, 2002. The Company includes the sales from orders placed on its vermontteddybear.com Internet website with sales generated by direct response radio as the Company believes the majority of traffic to the website is generated by radio advertising. All radio advertisements are tagged once with the website address in addition to three mentions of its toll-free number. Other avenues of marketing the Bear-Gram delivery service are direct mail catalogs and print advertisements primarily in magazines which together represent 8.4 percent of Bear-Gram net revenues for the same twelve-month period. The Company introduced its first catalog for Christmas of 1992, and currently has an in-house mailing list in excess of 2,221,000 unique names. During the twelve months ended June 30, 2002, more than 47.8 million circulated pages were mailed to prospective customers.

Primary Distribution Methods for the Bear-Gram Segment

(12 months ended June 30)
	2002	2001	2000	1999	1998
Radio/Internet	91.6%	91.4%	90.2%	87.6%	88.7%
Direct Mail/Print	8.4%	8.6%	9.8%	12.4%	11.3%

SendAMERICA/Tastygram Service. SendAMERICA, Inc., a wholly owned subsidiary, is a business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA was introduced to offer customers American made gift items for many occasions made by artisans across the country. Featured artisans are selected based on the quality of their products and their ability to drop-ship merchandise directly to the customer. Orders are placed online at www.sendamerica.com or by calling a toll free number (1-877-592-6374). Through proprietary technology managed by SendAMERICA, customer orders are processed by SendAMERICA and forwarded electronically via the Internet to the artisan supplier. The supplier prints a personalized card, picking instructions, and a prepared shipping label from the order information received. The suppliers prepare their handcrafted products for shipping with packaging that incorporates SendAMERICA labeling. SendAMERICA coordinates pickup of the gift item at the artisan's location by Federal Express for delivery.

In July 2002, the Company decided to focus the activities of SendAMERICA, Inc. exclusively on food-related gift products as this was generally the most successful category of SendAMERICA gift products. In October 2002, SendAMERICA, which will remain a wholly owned subsidiary of the Company, will begin doing business as the Tastygram gift delivery service selling a variety of regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. Orders will be placed at tastygram.com or by calling toll free 1-800-82-Tasty.

Sales generated from the combination of catalog and Internet represent 100% of net revenues in the SendAMERICA segment for the fiscal year ended June 30, 2002. Beginning in October 2002, SendAMERICA, doing business as the Tastygram gift delivery service, will be marketed via direct response radio and Internet in a manner similar to the Bear-Gram and Pajamagram services.

Pajamagram Service. The Company launched its second new initiative in the gift delivery business in April 2002, introducing the Pajamagram gift service with a test radio advertising campaign for the Mother's Day selling season. The Pajamagram service is modeled after the Bear-Gram gift delivery business, providing customers with a convenient gift which includes a broad assortment of pajamas, gowns, robes and spa products delivered with a free gift card, lavender bath tea, and a "do not disturb" sign all in a keepsake hatbox. Pajamagram gifts are ordered online at www.Pajamagram.com or via Pajama Counselors toll free at 1-800-GIVE-PJS and delivery options are comparable to what is offered for Bear-Gram gifts. The service is targeted to appeal to female customers, in order to broaden the Vermont Teddy Bear Company's predominately male customer base. During the period from its launch in mid April 2002 through June 30, 2002, approximately sixty-seven percent of Pajamagram gifts were purchased by women. "The Pajamagram Company" is positioned as a "sister company" of The Vermont Teddy Bear Company for branding purposes while it remains a business segment within the corporate structure of the Company.

Net revenues for the Pajamagram service were generated from the combination of direct response radio and the Internet during the fiscal year ended June 30, 2002.

Retail Store Operations. The retail operations business segment was second only to the Bear-Gram delivery service segment in its contribution to the Company's net revenues in the fiscal year ended June 30, 2002, at 8.4 percent of net revenues. The Company's factory retail store actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. In June 2002, the Company opened a second retail store in Waterbury, Vermont. Both stores feature a variety of Vermont Teddy Bears, the Company's new line of imported teddy bears including the Make-A-Friend-For-Life products, and other teddy bear related items, including apparel, many of which feature the Company's logo.

Corporate/Wholesale. The Corporate/Wholesale business segment accounted for 1.6 percent of net revenues for fiscal year ended June 30, 2002. While some corporate affinity programs involve the Company's Vermont Teddy Bear brand bear, manufactured in its Vermont factories, the largest orders, including wholesale orders, involve teddy bear products designed by the Company and manufactured off shore. Each corporate and wholesale program is tailored to meet the needs of its customers and every teddy bear, whether imported or made domestically, carries a lifetime guarantee.

The Company sold a negligible amount of SendAMERICA products through its Shelburne retail store and its corporate/wholesale segment during the year ended June 30, 2002. The Company does not currently sell any of its Pajamagram products through its retail or corporate/wholesale business segments. Beginning in fiscal 2003, the Company will explore opportunities to sell both Pajamagram and Tastygram products in the retail and corporate/wholesale segments.

Development of the Business.

The Bear-Gram delivery service was first introduced on a small scale in 1985. Throughout the 1980's, however, the Company's marketing efforts focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram delivery service on radio station WHTZ ("Z-100") in New York City, positioning it as a novel gift for Valentine's Day, and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the service was expanded to other major radio markets across the country. Primarily through the Bear-Gram delivery service, the Company has increased its net revenues from approximately $351,000 in 1989 (the year prior to the initial New York City Bear-Gram campaign) to a peak of approximately $38,994,000 in 2002. Expansion of its radio marketing principally in the Northeast fueled rapid growth through 1995. After a brief period of retail expansion with the addition of three stores in New York, Maine and New Hampshire that were subsequently closed, the Company refocused its marketing efforts in fiscal 1998 on direct response radio and experienced another period of growth. The Company continues to expand its radio advertising campaign nationally complemented by an Internet website and certain online marketing and direct mail programs. Retail Operations include the Company's Shelburne factory store and a recently opened satellite store in Waterbury, Vermont.

Since 1990, the Company has expanded the radio advertising of its Bear-Gram delivery service beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States, with significant expansion occurring in the past five years. During its fiscal year ended June 30, 2002, the Company regularly placed advertising on 356 radio stations in ninety radio market areas in the United States. For Valentine's Day in fiscal year ended June 30, 2002, the Company advertised on approximately 707 radio stations in 128 different markets as well as 11 syndicated programs, as compared to 580 radio stations in 125 different markets and 10 syndicated programs in the year ended June 30, 2001.

The Company plans to continue expanding its Bear-Gram business into more new radio markets and by advertising on new stations in existing markets during peak and non-peak times. It will also develop radio advertising for its Pajamagram and Tastygram services in existing Bear-Gram markets. For the introduction of the Pajamagram service in the Mother's Day selling season, the Company advertised on 17 radio stations in New York, Boston, Philadelphia and Chicago, many but not all of which are stations on which the Company advertises its Bear-Gram service.

The Company began taking Bear-Gram orders on its website in March of 1997 recognizing that the website provided visual support to the Company's radio advertising campaign across the country and a convenient way for customers to place orders. In December 1997, online orders represented seven percent of total Bear-Gram orders. The percentage has trended upward reaching fifty-two percent of total Bear-Gram orders in June 2002. A total of 5,224,027 unique visitors to vermontteddybear.com were recorded during the twelve months ended June 30, 2002, up forty-eight percent from the 3,540,338 unique visitors recorded during the twelve months ended June 30, 2001. The total number of unique visitors received by sendamerica.com in its first full year of operation, the fiscal year ended June 30, 2002 was approximately 220,000. Unique visitors to pajamagram.com in the period from its launch in mid-April 2002 to June 30, 2002 totaled approximately 203,000.

Each of the "Gram" services segments, Bear-Gram, Pajamagram and SendAMERICA (soon to be Tastygram) has its own website with its own branded graphical identity to reinforce the appeal of its product line to its target customer. The websites of all three "Gram" services are linked together as "sister companies". A significant amount of traffic and orders for the Pajamagram and SendAMERICA segments were received through their links to the vermontteddybear.com website in the year ended June 30, 2002. The Company plans to dedicate each radio advertisement to only one of the gift services but will support the introduction of both Pajamagram and Tastygram services in existing Bear-Gram markets with a mention that each is a "sister company of The Vermont Teddy Bear Company." Approximately sixty percent of SendAMERICA orders were received from customers online. Online Pajamagram orders were approximately eighty and eighty-six percent of the total orders in May and June 2002, respectively.

After conducting market research, the Company decided to introduce SendAMERICA (soon to be Tastygram) and Pajamagram as separate brands with separate advertising and separate websites and toll free numbers in order to more effectively target specific customers for each new product line. By referring to them as "sister companies of The Vermont Teddy Bear Company", the Company intends to impart on each new venture the credibility of The Vermont Teddy Bear Company as an established company in the gift delivery business. Using this brand endorsement strategy, the Company also hopes to minimize confusion when the Company, with the name Vermont Teddy Bear Company, sells gift products unrelated to teddy bears.

In recent years, the Company has begun to diversify its marketing channels.

In the fiscal year ended June 30, 2002, the Company expanded its Fall/Holiday Vermont Teddy Bear Bear-Gram catalog from 24 to 32 pages and its Valentine's Day and Mother's Day catalogs from 16 to 24 pages to promote its expanded line of Vermont Teddy Bear Bear-Gram products. By mailing larger catalogs to an increased number of Bear-Gram customers, the Company increased the number of circulated pages from 31.8 million in the fiscal year ended June 30, 2001 to more than 47.8 million in the fiscal year ended June 30, 2002. The Company intends to increase the number of circulated pages in the year ahead by mailing catalogs to the increasing number of customers on its in-house mailing list and to certain lists rented from or received an exchange with other companies selling gift related products. The Company does not plan to circulate a catalog for SendAMERICA in fiscal 2003, but will explore alternatives to market both Pajamagram and Tastygram services via direct mail. In addition, the Vermont Teddy Bear Bear-Gram catalog includes a half page promotional advertisement for the Pajamagram and Tastygram services.

In May 2000, the Company launched a new online PreFUR'd Member program to stimulate loyalty among its existing Bear-Gram customers, increase repeat purchases and average down its advertising costs. The PreFUR'd Member program offers customers special promotions, previews of new teddy bears and a newsletter via e-mail. In June 2000, the Company had approximately 188,000 PreFUR'd Members. By June 2002, the number of PreFUR'd Members was approximately 520,000. The Company will seek to expand this program as new Members are added either by placing Bear-Gram orders online and deciding not to opt out of the program or by opting in to the program over the phone, via email, or in the retail store. In the year ahead, the Company will offer similar benefits to its offline Bear-Gram customers in addition to online customers. The Company also plans to develop a loyalty marketing program similar to the PreFUR'd Member program for each of the Pajamagram and the Tastygram services tailored specifically to each customer group. Additionally, customers of each service will periodically receive emails from the other "sister companies" cross-promoting their alternative gift products.

In February 2001, the Company also initiated an online affiliate marketing program for its Bear-Gram gift delivery service. The Company has worked with affiliate partners, including opt-in list aggregators, news and entertainment websites, existing radio stations and charities, to advertise to new prospects via e-mail and paid these partners a percentage of sales generated. In the year ahead, the Company will seek to expand this program for the Bear-Gram service and will explore opportunities to promote the Pajamagram and Tastygram services through affiliate marketing programs

In May of 2001 the Company completed expansion of its retail store from 3,000 square feet to 5,000 square feet. The factory tour drew over 114,000 visitors in the twelve-month period ended June 30, 2002, and has drawn more than 841,000 tour visitors since moving to its new location in July 1995. The Company believes its factory tour is now the second most popular factory tour attraction, based on number of tours taken, in Vermont. In June of 2002, the company also opened a 2,000 square foot retail store on Route 100 in Waterbury, Vermont. This retail space is part of small retail complex with five other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location. In an effort to make a visit to both stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both locations, where visitors can participate in the creation of their own teddy bear. Customers made 38,500 Make-A-Friend-For-Life bears during fiscal 2002.

During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment. Teddy bears sold to corporations as promotional products or corporate gifts to employees or customers comprise both the domestically made Vermont Teddy Bears and a variety of custom-designed teddy bears imported from offshore. Wholesale programs include only teddy bears made offshore. The Company has partnered with several factories in Asia and South America that meet the Company's stringent quality and fair labor standards. During the year ended June 30, 2002, the Company consolidated all of its imported teddy bears under a new brand label "Friend for Life" to further differentiate this product line from the authentic Vermont Teddy Bear. Previously imported teddy bears were identified with a co-branded label and a tagline "vtbc design! An import division of The Vermont Teddy Bear Company."

As the Company expands its radio advertising campaign, its catalog circulation and its Internet marketing initiatives nationally, it is increasingly diversifying its geographic markets and becoming less dependent on a few metropolitan locations. The following table shows the Company's largest Bear-Gram markets and most frequent reasons given by customers for purchasing the Company's Bear-Gram gifts:

Percentage of Bear-Gram revenues

(12 months ended June 30)

Markets	2002	2001	2000	1999	1998
New York City	21.0%	25.8%	28.4%	37.6%	37.8%
Boston	10.3%	10.6%	11.0%	12.1%	13.4%
Philadelphia	6.8%	7.7%	8.7%	9.4%	8.9%
Chicago	5.9%	7.1%	6.8%	6.0%	6.5%
Detroit	4.1%	5.1%	6.2%	5.1%	4.0%
Los Angeles	3.3%	4.0%	4.4%	4.8%	6.3%

Percentage of Bear-Gram orders

(12 months ended June 30)
Reasons for Purchases	2002	2001	2000	1999	1998
Valentine's Day	29.2%	31.1%	26.2%	25.2%	27.7%
Mother's Day	13.0%	12.2%	14.5%	12.7%	9.3%
Birthdays	11.4%	10.8%	11.1%	11.5%	11.8%
Get Wells	9.0%	9.0%	9.6%	10.4%	11.0%
New Births	8.6%	8.7%	9.0%	10.4%	11.6%
Christmas	7.0%	7.3%	7.0%	8.7%	8.4%

The Company's Bear-Gram segment sales are heavily seasonal, with Valentine's Day, Mother's Day, and Christmas as the Company's largest sales seasons. While the Company also expects sales from the Pajamagram and Tastygram services to be seasonal, the Company anticipates that revenues from these new services will be greater at Christmas and less at Valentine's Day as a percentage of their annual revenues than for the Bear-Gram service.

The Company does no radio advertising in foreign markets although some US radio stations airing the Company's advertising are heard in Canada. The number of catalogs mailed to foreign addresses is not significant. Less than one percent of Bear-Gram orders are placed from locations outside the United States and less than one percent of Bear-Gram orders are shipped to foreign markets.

Competitive Business Conditions

The Company's Bear-Gram delivery service competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by telephone for special occasions and delivered by express service in a manner similar to Bear-Gram gifts, including but not limited to FTD and 1-800-Flowers. The Company positions its Bear-Gram gifts as a "creative alternative" to these products and competes in this gift delivery industry by providing last minute shoppers with convenient customer service, options to personalize their gift with embroidery or artwork and a greeting card, and reliable expedited delivery options. The Company also competes to a lesser degree with a number of companies that sell teddy bears in the United States, including but not limited to Steiff of Germany, Dakin, North American Bear, Gund and Build-A-Bear Workshop. The Company also competes with businesses that market and sell teddy bears and other stuffed animals in a manner similar to Bear-Grams, including "Pooh-Grams" marketed by certain subsidiaries of Disney Enterprises, Inc.

Many small companies have developed web-sites that allow customers to order bears and have them delivered in a manner similar to Bear-Gram gifts. The Company vigorously defends trademark infringement when it appears on these web-sites, and continues to police the Internet for such infringement. However, the Company anticipates that there will continue to be other companies that compete directly with the Company's Bear-Gram gift business, including those with greater financial resources than the Company.

With its Pajamagram gift delivery service the Company competes against virtually all apparel retailers selling pajamas and related sleepwear and spa products including Lands End, L.L. Bean, GAP and Victoria's Secret, that can deliver their products via express service. The Company competes by providing its customers convenient service and reliable expedited delivery options. The Company also competes by providing its customer a "complete" gift with the added value of a free personalized greeting card and a free add-on such as lavender tub tea, packaged in a decorative box and delivered in a colorful shipping container.

With its Tastygram service, the Company will compete with other specialty retailers that sell food items and deliver them via express service, including Harry and David, Omaha Steaks and Hickory Farms. Again, the Company plans to compete by providing convenient customer service and offering a gift presentation of the item with a free personalized card and free mints in a colorful gift box.

The Company also competes with other retailers with all of its gift services by marketing each as a unique, singular idea via direct response radio directly to a busy person who needs a gift idea at the last minute. The Company's factory retail store also competes with a wide variety of other retail destinations and tourist attractions and venues in Vermont and surrounding areas.

Many of its competitors sell similar products at lower price points and have greater financial, and selling and marketing resources than the Company. The Company believes that its brand strength, its customer relationships and its last minute personalization and fulfillment capabilities position it to compete effectively with its current and future competitors in each of the gift service categories. Barriers to entry into the Company's markets are low, however, and increased competition based on price or other considerations could result in decreased revenues, increased marketing and selling expenditures and lower profit margins. These and other competitive factors may adversely impact the Company's business and results of operations.

The Company is making material new investments in radio advertising to promote its new Pajamagram and Tastygram gift delivery services in fiscal 2003 in an attempt to gain market share in the gift delivery industry. The Company's decision to make these investments is based on the results of market research and test marketing during the year ended June 30, 2002. If sales do not materialize from the additional advertising expenditures, the Company's profits could be reduced which may adversely impact the Company's business and results of operations.

Principal Products

From its inception, the Company's has sought to design, manufacture and market the best teddy bears made in America. For many years the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain of its products from Asia for its retail and corporate/wholesale business segments. However, convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning, the Company remains committed to preserving and growing its Vermont based manufacturing operations to make the classic Vermont Teddy Bear brand bear for the Bear-Gram gift delivery service. In addition to the Shelburne, Vermont manufacturing facility, on November 1, 1999, the Company opened a manufacturing facility in Newport, Vermont, which on June 30, 2002 employed 69 people in all aspects of teddy bear manufacturing. The Company sources plush fabric and other materials from China and other countries in Asia and South America for its Vermont-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously, the Company had relied on a single domestic source of supply for plush fabric.

The move offshore represents a significant departure from the Company's historical position as an American manufacturer using almost exclusively American materials. The Company's strategic repositioning involves a commitment to ensuring that our partners adhere to stringent quality standards and provide decent, lawful working environments for their employees. The Company obtains a written statement to that effect from each offshore vendor prior to any transaction. Company management has visited the factories of its established partners in China and will continue to visit its offshore partners periodically. With this repositioning, the Company also commits to differentiate imported product from its Vermont-made bears to preserve the Company's Vermont Teddy Bear brand identity and to clearly label its imported products so as not to deceive or confuse customers. During the year ended June 30, 2002, the company consolidated all of its imported teddy bears under a new brand label "Friend for Life" to further differentiate this product from the authentic Vermont Teddy Bear. Previously imported teddy bears were identified with a co-branded label and a tagline "vtbc design! An import division of The Vermont Teddy Bear Company."

The Company produces many different sizes of its Vermont Teddy Bear brand bears, ranging from 11" to 36" tall, in six standard colors. In addition, the Company produces certain limited edition bears that vary in size. Virtually all of the Company's Vermont Teddy Bear brand bears have moveable joints and faux-suede paw pads, which are features associated with traditional, high-quality teddy bears.

Approximately 140 different bear outfits are manufactured, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. Ninety-four percent of the outfits were outsourced to overseas contractors during the twelve months ended June 30, 2002.

In addition to its own manufactured teddy bear products, the Company sells items related to teddy bears, as well as merchandise from other manufacturers, featuring the logo of The Vermont Teddy Bear Company. These items are available primarily in the Company's retail stores.

The Company's wholly owned subsidiary, SendAMERICA, Inc., during the year ended June 30, 2002 offered a variety of products, in categories including home décor, artwork or crafts, jewelry and traditional American gourmet foods. Each product incorporates the tradition of excellence associated with American craftsmanship and is positioned with the unique story of its maker. Through drop ship arrangements with its artisan suppliers, SendAMERICA takes title to each product at the point when Federal Express manifests the packaged item for delivery. All SendAMERICA products are accompanied by a guarantee of 100% satisfaction.

The Company plans to focus the activities of SendAMERICA exclusively on food related gift products under the new service mark "Tastygram" beginning in fiscal 2003. Many of the food products previously sold under the mark SendAMERICA will by sold by the new Tastygram service mark. Regional food specialties include NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. All Tastygram food products will be shipped fresh and direct from the kitchen, farm, bakery or packer. Many of its products can only be shipped via overnight or second-day services and are delivered in dry ice or other special packaging to maintain freshness. Tastygram also will take title to each product at the point when Federal Express picks up the packaged item at the supplier's location on the Company's account and will guarantee its customers 100% satisfaction.

The Pajamagram gift delivery service sells a variety of pajamas and related sleepwear and spa products. The assortment for the 2002 Fall/Holiday season includes approximately 100 different styles of pajamas, gowns and robes, and approximately 70 related sleepwear and spa items sold as add-ons. Many of the styles have well-known brand labels such as Natori, Nick & Nora and Crabtree & Evelyn. Others are labeled with lesser-known brands and a few are purchased at wholesale and private labeled with the Pajamagram mark.

Sources and Availability of Materials, Supplies, and Production

Raw materials for the Company's bears and outfits are obtained from several suppliers. The Company presently purchases certain of its raw materials from single suppliers, but believes that alternate sources of supply are available at competitive prices, should conditions warrant. In addition, virtually all of the Company's teddy bear outfits and accessories are imported from countries in Asia and South America. If supplies of these items were interrupted production output and sales could be negatively impacted which may adversely affect the Company's business and results of operations.

Fabric for all teddy bears is cut at the Company's Shelburne and Newport factories prior to being sewn. Bear parts, including arms, legs, bodies, and heads are sewn by employees in both locations, and by home-workers and other domestic subcontractors. Once individual parts are sewn, they are returned to the factory for mechanical stuffing. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, mechanically stuffing the bodies, and hand-stitching the backs. Each bear is finally outfitted and accessorized in Shelburne by the Company's Bear Dressers to meet customer requests.

The Company does not currently manufacture any of its Pajamagram or Tastygram products. All of these products are purchased wholesale for resale. It is possible that the Company will in the future manufacture under contract with other manufacturers in the U.S. and China and other countries its own line of pajama products.

Inventory management is critical to the Company's success due to the highly seasonal nature of the Company's sales. The Company has in the past achieved appropriate levels of inventory in relation to its sales as it has adjusted to varying growth rates. However, if the Company failed to maintain sufficient inventory to support seasonal sales, revenues could be reduced which may adversely affect the Company's business and results of operations. Conversely, if the Company accumulates inventory and sales do not materialize, the available cash resources of the Company may be reduced which may adversely affect the Company's business and results of operations.

Fulfillment Operations

The Company receives approximately half of total orders via telephone. The other half of orders are placed online at the Company's websites. During most of the year the Company answers all telephone calls at its call center in Shelburne, Vermont. During Valentine's Day and Mother's Day when call volume increases significantly, the Company contracts with third party call center service providers in various locations around the country and calls are distributed to the Company's internal call center and to the call center facilities of its partners by the Company's long distance carrier.

All Bear-Gram and Pajamagram orders are processed, fulfilled and shipped out of the Company's Shelburne warehouse, except on February 13 when a portion of Bear-Gram orders are processed in Shelburne but fulfilled and shipped from a remote location near a central hub of Federal Express. SendAMERICA orders are processed in Shelburne but drop shipped from each supplier's location. Again, the volume of orders is significantly greater during the Valentine's Day and Mother's Day seasons.

The Company believes it has developed redundant systems and contingency plans to mitigate the risk of service interruption by its service providers or the possible malfunction of its operating systems at the holidays. There can be no assurance, however, that services, including but not limited to long distance call service, call center services, website hosting services, common carrier services or electrical services, will not be interrupted. It is also possible that one or more of the Company's operating systems could malfunction limiting the Company's ability to process orders. If one or more of the Company's outside operating services were interrupted or one or more of the Company's operating systems malfunctioned during a peak holiday selling season, the loss of orders and revenue may adversely affect the Company's business and results of operations.

Patents, Trademarks, and Licenses

The Company regards its trademarks and service marks and other intellectual property as critical to its success. The Company's name and its various logos, are in combination registered trademarks and service marks in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Make-A-Friend-For-Life," "Teddy Grams," "Racer Ted," "BearAnimal," "The All-American Teddy Bear," And "Coffee Cub". The Company also owns the registered service marks "Bear-Gram", "Bear Counselor," "Vermont Bear-Gram", "Teddy Bear-Gram," "Bears Say it Best," "Bears to Business," "Love is in the Bear," and "The Creative Alternative to Flowers." The Company also has applications pending to register "The Great American Teddy Bear," "Ted Ex," "Teddy Express," "Love is in the Bear," "Making the world a better place one bear at a time," "Nothing says you care like a bear," "Bears to Business," "Huffin' Puffin'," "PreFUR'd Member," "Show You Care, Send a Bear," "Vermont Teddy Bear," "SendAMERICA," "SendVERMONT," and "Send(all 49 other states)", "Pajamagram," and "Tastygram". The Company also owns the registered trademark "Vermont Teddy Bear" in Japan and "Bear-Gram" and "Teddy Bear-Gram" in Great Britain.

The Company also claims copyright, service mark or trademark protection for its teddy bear designs, its marketing slogans, and its advertising copy, website pages and promotional literature.

The Company vigorously defends trademark and service mark infringement and monitors the Internet and other advertising channels for such infringement. However, third parties have in the past infringed or misappropriated the Company's intellectual property, and the Company anticipates infringements and misappropriations will occur in the future. There can be no assurance that the Company will be able to enforce its rights and enjoin infringers from use of confusingly similar marks, telephone numbers or website domain names.

Third parties may also assert infringement claims against the Company. While the Company currently is not aware of any material infringement claims against it, the Company can not be certain that such claims will not be made against it in the future.

Legal proceedings related to matters of intellectual property can be costly and time consuming and therefore may, if material, have an adverse effect on the Company's business and results of operations.

Employees

As of June 30, 2002, the Company employed 311 individuals, of whom 138 were employed in production-related functions, 140 were employed in sales and marketing positions, and 33 were employed in general and administrative positions. As of June 30, 2002, 233 of the Company's employees were full time. During peak periods, the company substantially increases its workforce with temporary employees in the third and fourth quarters of each fiscal year to service increased customer demand at the Valentine's Day and Mother's Day periods. No employees are members of a union, and the Company believes it enjoys favorable relations with its employees.

The Company supplements its regular in-house work force with homeworkers who perform production functions at their homes. The level of outsourced work fluctuates with Company production targets; at June 30, 2002, there were 6 homeworkers producing products for the Company. Homeworkers are treated by the Company as independent contractors for all purposes, except for withholding of Social Security and Medicare taxes. As independent contractors, homeworkers are free to accept or reject work offered by the Company. This working relationship allows the Company to adapt to short term fluctuations in production requirements.

Item 2. Properties

In July 1995, to consolidate the Company's disparate locations and improve manufacturing flow, the Company moved its principal offices, along with its factory retail store, manufacturing, sales, and fulfillment operations, to a newly-constructed 62,000 square foot building, located on a 57-acre site along U.S. Route 7 in Shelburne, Vermont. The site is ten miles south of Burlington, Vermont. The Company purchased the site for approximately $817,000, and the cost of improving the site and constructing the new facility totaled approximately $7.1 million. On September 26, 1995, the Company entered into a $3.5 million commercial loan with the Vermont National Bank, secured by a first mortgage on the new facility, as well as general business assets. Repayment of the mortgage loan was based on a thirty-year fixed principal payment schedule, with a balloon payment due on September 26, 1997.

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with the Vermont National Bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with the Vermont National Bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000, which have been capitalized and recorded as a component of other assets as of June 30, 2002. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five-year renewal options at the Company's discretion.

On September 29, 1999 the Company entered into a one-year lease with four one-year renewal options for a new manufacturing facility in Newport, Vermont, for 12,000 square feet. In April 2001 the Company expanded its Newport operation to occupy an additional 12,000 square feet in an adjacent facility owned by the same landlord. A three-year lease with two three-year renewal options effective October 1, 2001 combined the two facilities. Annual lease payments under the combined Newport lease total $96,316. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 30, 2002 there were 69 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment. The Company is accounting for this lease as an operating lease in its financial statements.

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten-year lease with three five-year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments are $400,577. The lease began on September 1, 2000 and replaced a lease for 20,000 square feet of off-site space in Williston, Vermont and a lease for 4,000 square feet in Shelburne, Vermont. The Company is accounting for this lease as an operating lease in its financial statements.

On March 19, 2002, the company entered into a three-year lease agreement with two three-year renewal options for 2,000 square feet of retail space on Route 100 in Waterbury, Vermont. This retail space is part of a small retail complex with five other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location. The annual amount due under the lease is $24,000 for the first year and increases two percent annually thereafter. The company is accounting for this lease as an operating lease in its financial statements.

Item 3. Legal Proceedings

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgement and, as settlement discussions have been unsuccessful, has posted a bond to stay enforcement of the judgement pending its appeal, which will be argued in October of 2002. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

There are various other claims, lawsuits, and pending actions against the Company incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that claims will not be made against the Company in the future. Such claims, if material, may adversely affect the Company's businesses and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 1999 and June 30, 2002, the high and low closing bid and closing sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

Quarter Ended	High Sales	Low Sales
June 30, 2002	$3.76	$3.10
March 31, 2002	$4.00	$3.08
December 31, 2001	$3.60	$2.62
September 30, 2001	$3.97	$2.50
June 30, 2001	$4.12	$3.30
March 31, 2001	$4.25	$2.50
December 31, 2000	$5.00	$3.66
September 30, 2000	$4.00	$2.94
June 30, 2000	$3.75	$2.56
March 31, 2000	$4.81	$3.12
December 31, 1999	$5.22	$3.69
September 30, 1999	$5.00	$3.25

Description of Securities

Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. From March 1, 1996 to June 30, 2002, 523,721 shares of the Company's Common Stock were issued pursuant to the exercise of employee Incentive Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On July 29, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. On December 20, 1999 warrants associated with a loan from Green Mountain Capital were exercised and converted into 100,000 shares of the Company's Common Stock. As a result of these activities, there were 6,842,901 shares of the Company's Common Stock outstanding, held of record by 2,709 shareholders, as of June 30, 2002.

There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share plus cumulative dividends of eight percent per annum. There has been no change in the number of Series A Preferred shares and the original shareholder remains the sole shareholder of Series A Preferred Stock. There were $72,000 in dividends accrued in respect of the Series A preferred Stock during each of the fiscal years between July, 1 1996 and June 30, 2002.

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

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black-Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount with charges to retained earnings over a five-year period.

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends were paid in cash. For the fiscal year ended June 30, 2001 $30,000 of dividends were paid in the form of additional shares of Series C Preferred Stock and $6,017 were paid in cash. For fiscal year ended June 30, 2000 $36,000 of dividends were paid in the form of additional shares of Series C Preferred Stock. There were 69.0, 69.0 and 66.0 shares of Series C Preferred Stock issued and outstanding at June 30, 2002, 2001, and 2000 respectively.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase 495,868 of the outstanding Warrants TSG Equity Partners were issued in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on the exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ended March 31, 2002. The original issue discount of $272,449 will continue to accrete through charges to retained earnings until October 2003.

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

Equity Compensation Plan Information

The following table shows the number of securities to be issued upon exercise of outstanding stock options under all equity compensation plans of the Company, the weighted average exercise price of the outstanding options and the number of securties remaining for future issuance under the plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders 1993 Incentive Stock Option Plan Non-employee Director Stock Option Plan	1,306,789 160,500	1.43 3.07	169,740 239,500
Equity compensation plans not approved by security holders	0	0	0
Total	1,467,289	1.61	409,240

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended June 30, 2002, June 30, 2001, and June 30, 2000 and the consolidated balance sheet data as of June 30, 2002 and June 30, 2001, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 30, 1999 and June 30, 1998 and the selected consolidated balance sheet data as of June 30, 2000, June 30, 1999, and June 30, 1998 are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following table summarizes the Company's consolidated statement of operations and balance sheet data. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

Years Ended

(in thousands, except per share data)
	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999	June 30, 1998
Net Revenues	$38,993	$37,255	$33,332	$21,584	$17,207
Cost of Goods Sold	14,300	13,447	12,316	8,433	7,397
Gross Profit	24,693	23,808	21,016	13,151	9,810
Marketing & Selling	15,682	14,807	12,759	7,647	7,867
General & Administrative	4,706	4,668	3,966	3,083	3,032
Operating Income (Loss)	4,305	4,333	4,291	2,421	(1,089)
Other Income (Expense)	(291)	(128)	(326)	(543)	(595)
Income Before Income Taxes	4,014	4,205	3,965	1,878	(1,684)
Income Tax (Provision) Benefit	(1,476)	(1,611)	(125)	(35)	-
Net Income (Loss)	2,538	2,594	3,840	1,843	(1,684)
Preferred Stock Dividends	(108)	(108)	(108)	(132)	(72)
Accretion of Original Issue Discount	(54)	(54)	(54)	-	-
Net Income (Loss) Available to Common Stockholders	$2,376	$2,432	$3,678	$1,711	$(1,756)

Basic Net Income (Loss) per Share	$0.35	$0.36	$0.57	$0.32	$(0.34)
Diluted Net Income (Loss) per Share	$0.30	$0.29	$0.45	$0.22	$(0.34)

Weighted Avg Shares-Basic	6,838,250	6,786,121	6,415,825	5,396,148	5,172,475
Weighted Avg Shares-Diluted	8,330,409	8,667,192	8,395,463	7,846,926	5,172,475

Consolidated Balance Sheet Data

As of

(in thousands)
	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999	June 30, 1998
Cash and Cash Equivalents	$12,232	$8,945	$8,372	$4,979	$1,166
Working Capital	12,972	10,948	8,603	4,508	1,388
Total Assets	26,637	24,962	22,348	17,555	14,487
Long Term Liabilities	5,313	5,310	5,506	5,848	6,320
Series C Preferred Stock	617	563	478	388	-
Total Stockholders' Equity	16,045	14,354	11,753	6,997	4,903

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this Annual Report filed on Form 10-K. This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions that predict or indicate future events and trends, and that do not relate to historical matters, identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable laws and regulations.

Results of Operations

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2002 and 2001. The company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

Three Months Ended

(in thousands, except per share data)
	June 30 2002	Mar 31 2002	Dec 31 2001	Sept 30 2001	June 30 2001	Mar 31 2001	Dec 31 2000	Sept 30 2000
Net Revenues	$11,158	$14,522	$8,403	$4,910	$10,162	$14,241	$7,919	$4,933
Cost of Goods Sold	4,193	4,896	3,277	1,934	3,780	4,717	3,128	1,822
Gross Profit	6,965	9,626	5,126	2,976	6,382	9,524	4,791	3,111
Marketing & Selling	4,542	5,597	3,408	2,135	4,292	5,313	3,188	2,014
General & Administrative	1,243	1,360	1,095	1,008	1,115	1,479	1,061	1,013
Total Operating Expenses	5,785	6,957	4,503	3,143	5,407	6,792	4,249	3,027
Operating Income(Loss)	1,180	2,669	623	(167)	975	2,732	542	84
Other Income(Expense)	(63)	(72)	(88)	(68)	(36)	(42)	(89)	39
Income Before Income Taxes	1,117	2,597	535	(235)	939	2,690	453	123
Income Tax (Provision) Benefit	(447)	(909)	214)	94	(360)	(1,049)	(159)	(43)
Net Income (Loss)	670	1,688	321	(141)	579	1,641	294	80
Preferred Stock Dividends	(27)	(27)	(27)	(27)	(27)	(27)	(27)	(27)
Accretion of Original Issue Discount	(13)	(14)	(13)	(14)	(13)	(14)	(13)	(14)
Net Income (Loss) Available to Common Stockholders	$630	$1,647	$281	$(182)	$539	$1,600	$254	$39
Basic Net Income (Loss) Per Share	$0.09	$0.24	$0.04	$(0.03)	$0.08	$0.24	$0.04	$0.01
Diluted Net Income (Loss) Per Share	$0.08	$0.20	$0.03	$(0.03)	$0.06	$0.19	$0.03	$0.01

Comparison of Fiscal Year 2002 and Fiscal Year 2001

Net revenues for the fiscal year ended June 30, 2002 totaled $38,994,000, an increase of $1,739,000 from net revenues of $37,255,000 for the fiscal year ended June 30, 2001. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased $701,000 primarily as result of increased sales from the Company's online loyalty marketing programs and new initiatives in Internet affiliate marketing. Net revenues from retail store operations increased by $214,000 as a result of expansion of the Shelburne factory store and increased unit sales of lower priced imported merchandise. Net revenues from the Corporate/Wholesale segment, increased $215,000 as the number of corporate customers increased in this segment. Net revenues from SendAMERICA, a wholly owned subsidiary, increased $314,000 as the Company introduced a new SendAMERICA catalog for the Christmas, Valentine's Day and Mother's Day selling seasons. Net revenues from the Company's new Pajamagram gift delivery service were $295,000 attributable to the Company's test marketing of this new gift delivery service in the fiscal year ended June 30, 2002. No revenues for this segment were reported in the fiscal year ended June 30, 2001.

Gross margin increased by $885,000 to $24,693,000 for the fiscal year ended June 30, 2002, from $23,808,000 for the fiscal year ended June 30, 2001. As a percentage of net revenues, gross margin decreased to 63.3 percent for the fiscal year ended June 30, 2002, from 63.9 percent for the fiscal year ended June 30, 2001. The gross margin percent increased in the Retail segment as the Shelburne factory store realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store. The gross margin percent for the SendAMERICA segment increased as increased volume absorbed fixed costs associated with product fulfillment. These increases in gross margin percent were more than offset by decreases in margin percentages in both the Bear-Gram and corporate/wholesale segments during the fiscal year ended June 30, 2002. The gross margin percent in the Bear-Gram decreased primarily due to increased revenues from loyalty marketing programs that traditionally have lower margins associated with promotional discount offerings. The gross margin percent in the corporate/wholesale segment decreased during this fiscal year due to increased sales of domestically made teddy bear products which traditionally have lower unit margins than the Company's imported teddy bear products. Gross margins resulting from test marketing of the Pajamagram service which were less as a percentage of net revenues than the Company's overall gross margin percent, also contributed to the Company's decreased gross margin percent.

Selling expenses increased to $15,682,000, or 40.2 percent of net revenues, for the fiscal year ended June 30, 2002, from $14,807,000, or 39.7 percent of net revenues, for the comparable period ending June 30, 2001. This $875,000 increase was primarily due to a $530,000 increase in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs, and increased marketing and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $385,000. It also includes increases to corporate/wholesale expenses of $57,000 and the addition of $73,000 new advertising expenses, which include radio and Internet costs, related to the launch of the Company's new Pajamagram segment during the year ended June 30, 2002. These increases were offset by decreases of $163,000 to call center and customer service costs and decrease in Retail expenses of $7,000.

General and administrative expenses increased to $4,706,000 for the fiscal year ended June 30, 2002, compared to $4,668,000 for the fiscal year ended June 30, 2001. As a percentage of net revenues, general and administrative expenses decreased to 12.1 percent for the fiscal year ended June 30, 2002, from 12.5 percent for the comparable period ended June 30, 2001.

Interest expense decreased to $559,000 for fiscal year ended June 30, 2002, compared to $575,000 for the comparable period ending June 30, 2001. Interest income decreased to $252,000 as a result of lower interest rates in the fiscal year ended June 30, 2002, compared to $341,000 for fiscal year ended June 30, 2001. The Company anticipates that interest income may be significantly lower for fiscal year 2003 due to lower average cash balances as a result of the Company's offer to purchase up to 3 million shares of the Company's Common Stock on August 21, 2002.

The Company has recorded a tax provision of approximately $1,476,000 for the fiscal year ended June 30, 2002, an effective income tax rate of approximately 36.8 percent. The Company recorded a tax provision of approximately $1,611,000 for the fiscal year ended June 30, 2001, an effective income tax rate of approximately 38.3 percent. The Company expects its effective income tax rate to be approximately 40 percent during fiscal 2003.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $72,000, the Series C Preferred stock dividends of $36,002 and the accretion of an original issue discount of $54,492, the net income available to Common Stockholders for the fiscal year ended June 30, 2002 was $2,376,000, compared to a net income available to Common Stockholders of $2,432,000 for the fiscal year ended June 30, 2001.

Comparison of Fiscal Year 2001 and Fiscal Year 2000

Net revenues for the fiscal year ended June 30, 2001 totaled $37,255,000, an increase of $3,923,000 from net revenues of $33,332,000 for the fiscal year ended June 30, 2000. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, increased $5,280,000 attributable to increased sales from the expansion of the Company's direct response radio advertising campaign in to new markets around the country, new loyalty marketing initiatives and new Internet affiliate marketing programs. Net revenues from retail store operations increased by $264,000. Net revenues from the corporate/wholesale segment, which includes licensing revenues, decreased $1,668,000 primarily due to the termination of the Company's agreement with Zany Brainy, Inc. effective September 30, 2000. Additionally, large corporate orders in the fiscal year ended June 30, 2000 were not replaced by any significant order in the fiscal year ended June 30, 2001. SendAMERICA, a wholly owned subsidiary still in the start up phase, generated revenues of $47,000 for the fiscal year ended June 30, 2001.

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

Selling expenses increased to $14,807,000, or 39.7 percent of net revenues, for the fiscal year ended June 30, 2001, from $12,759,000, or 38.3 percent of net revenues, for the comparable period ending June 30, 2000. This $2,048,000 increase was primarily due to increased Bear-Gram advertising costs, which includes radio, catalog, Internet and print costs of $1,588,000, increases to call center and customer service costs of $190,000, and marketing and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $304,000. These increases were offset by a decrease in retail expenses of $23,000 and a decrease of $11,000 in corporate/wholesale expenses.

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

The company recorded a tax provision of approximately $1,611,000 for income taxes for the fiscal year ended June 30, 2001. The Company utilized substantially all of the remainder of its net operating loss carryforward (NOL), when it recorded a tax provision of approximately $125,000 for the fiscal year ended June 30, 2000.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $72,000, the Series C Preferred stock dividends of $36,017 and the accretion of an original issue discount of $54,492, the net income available to Common Stockholders for the fiscal year ended June 30, 2001 was $2,432,000, compared to a net income available to Common Stockholders of $3,678,000 for the fiscal year ended June 30, 2000.

Liquidity and Capital Resources

As of June 30, 2002, the Company's cash position increased to $12,819,000, from $9,524,000 at June 30, 2001. Of the $12,819,000, $587,000 is classified as restricted cash; there was $579,000 of restricted cash at June 30, 2001. The largest component of the restricted cash is $302,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with the Chittenden Bank (formerly Vermont National Bank) and was required to be maintained as part of the Company's sale-leaseback transaction. An additional $200,000 certificate of deposit was required for collateral substitution under the Company's lease obligation upon the sale of property. Cash increases provided by net income and decreases in inventories, were partially offset by purchases of equipment and the repurchase of Series C Preferred Stock Warrants.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified as long term debt in the accompanying balance sheet. The Company has valued the warrants using the Black-Scholes valuation model. The value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five year period.

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock Account:
	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2001	69.0	$ 562,863
Add: Accretion of original issue discount in connection with Series C Preferred Stock		54,492
Balance Series C, Preferred Stock as of June 30, 2002	69.0	$ 617,355

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends had been paid in cash dividends and for the fiscal year ended June 30, 2001 $30,000 of dividends were paid in Series C Preferred Stock dividends and $6,017 had been paid in cash dividends and for fiscal year ended June 30, 2000 $36,000 of dividends were paid in Series C Preferred Stock dividends.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase of the outstanding Warrants issued in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on the exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ended March 31, 2002. The original issue discount of $272,449 applied on issuance of the Warrants to the face value of the Series C Preferred Stock will continue to accrete through charges to retained earnings until October 2003.

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share. The offer is subject to certain conditions as were described in the offering documents filed with the Securities and Exchange Commission on August 21, 2002 and amended on September 9, 2002 and on September 23, 2002 and will expire at 5 p.m. Eastern Time on October 4, 2002. The offer is not conditioned on any minimum number of shares being tendered and is subject to proration if more than 3 million shares are tendered. The Company expects the maximum aggregate cost, including all fees and expenses applicable to the offer, to be approximately $10,750,000. The Company anticipates that its cash on hand plus the proceeds of loans from Banknorth N.A. will be sufficient to pay these costs. The Company has obtained a commitment from Banknorth N.A. to provide two loan facilities: a term loan in an amount of $3,000,000 which may be used for the repurchase of the Company capital stock and a revolving line of credit in an amount up to $4,000,000 for working capital needs. The terms and conditions of Banknorth's commitment and the loans are described in the offering documents.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its loan commitments from Banknorth N.A., will be sufficient to finance the Company's operations for at least the next twelve months.

The Company's capital expenditures in fiscal year 2002 consisted primarily of equipment related to the company's operations. Capital expenditures were $603,631, $1,034,868 and $802,600 in fiscal years 2002, 2001, and 2000 respectively.

Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgement and, as settlement discussions have been unsuccessful, has posted a bond to stay enforcement of the judgement pending its appeal, which will be argued in October of 2002. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their impact cannot be determined with absolute certainty. Therefore the determination of estimates requires the exercise of judgement. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

We have identified certain critical accounting policies, which are described below:

Inventory Valuation

The Company carries its inventory at the lower of cost or market on a first-in, first-out basis. The Company makes certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. These adjustments can have a significant impact on current and future operating results and financial position.

Providing for Litigation Contingencies

As discussed in Note 7 to the Consolidated Financial Statements, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by differences between the Company's assumptions related to these proceedings and actual results. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises, it is possible that the Company's best estimate of its probable liability in these matters may change.

Returns and Allowances Provision

The Company accrues a provision for returns and allowances. The Company makes certain assumptions to adjust this provision based on historical experience and current information in order to assess that the provision is estimated properly. If actual market conditions are less favorable than those projected by management, additional adjustments to the provision may be required. These adjustments can have a significant impact on current and future operating results and financial position.

Income Tax Provision

The Company provides for income taxes at rates equal to our combined federal and state effective rates, however, certain estimates are made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Subsequent revisions to the estimated net realizable value of deferred tax assets, deferred tax liabilities and other income tax liabilities could cause our provision for income taxes to vary significantly from period to period.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on July 1, 2002. Management believes that the impact of this statement will not have a material effect on the company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that the impact of this statement will not have a material effect on the Company's financial statement.

Related Party Transactions

Included in Notes Receivable at June 30, 2002 is a Recourse Demand Note from Elisabeth Robert, a director and Chief Executive Officer of the Company to finance certain income tax obligations related to her exercise of stock options. The loan balance which was $32,799 and $44,086 as of June 30, 2002 and 2001, respectively is being repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Ms. Robert's Employment Agreement with the Company dated November 21, 2001. The interest rate on the Note is a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the Note is secured by a Stock Pledge Agreement from Ms. Robert.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. Under its current policies, the company does not use interest rate derivative instruments to manage exposure to interest rate changes. A ten percent fluctuation in interest rates would not have a material impact on the Company's ability to meet its financial obligations.

Item 8. Financial Statements and Supplementary Data

The list of financial statements set forth under the caption "Index to the Consolidated Financial Statements" on page 31 below is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on

Accounting and Financial Disclosure

The information required with respect to changes in the Company's accountants was previously reported in the Current Report on Form 8-K of the Company dated June 27, 2002 and in the Current Report on Form 8-K of the Company dated July 23, 2002, and is incorporated by reference into this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2002 Annual Meeting entitled "Voting Securities and Principal Holders Thereof", "Meetings of the Board of Directors and its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal to have Common Stockholders Elect Directors," and "Proposal to have Series C Preferred Stockholders Elect Directors".

Item 11. Executive Compensation

Incorporated by reference from the portions of the Company's Definitive Proxy Statement for its 2002 Annual Meeting entitled "Compensation of Directors and Officers," "Stock Options" and "Aggregated Option Exercises."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2002 Annual Meeting entitled "Voting Securities and Principal Offerings Thereof."

PART IV

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2002 Annual Meeting entitled "Interest in Certain Transactions."

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Upon written request, the Company will provide, without charge, a copy of this Annual Report on Form 10-K, including the consolidated financial statements, financial statement schedule and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

The Vermont Teddy Bear Co., Inc.

6655 Shelburne Road

P.O. Box 965

Shelburne, Vermont 05482

(802) 985-3001

(a)

List of Documents as Part of this Annual Report on Form 10-K:

(1) Index to Consolidated Financial Statements:

Page

Independent Auditors' Report 40

Consolidated Balance Sheets as of June 30, 2002 and June 30, 2001 42

Consolidated Statements of Income for the years ended June 30, 2002,

June 30, 2001 and June 30, 2000 43

Consolidated Statements of Stockholder's Equity for the years ended

June 30, 3002, June 30, 2001 and June 30, 2000 44

Consolidated Statements of Cash Flows for the years ended

June 30, 2002, June 30, 2001 and June 30, 2000 46

Notes to Consolidated Financial Statements 47

(2) Index to Financial Statement Schedules:

All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statement or notes thereto.

(3) Index to Exhibits

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

10.49 Employment Agreement, dated November 21, 2001, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

10.50 Warrant Repurchase Agreement, dated January 15, 2002 between the Company and TSG Equity Partners (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

10.51 Demand Note, dated April 9, 2001, between the Company and Elisabeth B. Robert (filed herein).

10.52 Stock Pledge Agreement, dated April 9, 2001, between the Company and Elisabeth B. Robert (filed herein).

10.53 Employment Agreement dated June 27, 2002 between the Company and Irene Steiner (filed herein).

23.1 Consent of Deloitte & Touche, LLP dated September 27, 2002 (filed herein)

23.2 Statement of Company Concerning Consent of Arthur Andersen LLP (filed herein)

24 Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer and Chief Financial Officer (filed herein)

(b)Reports on Form 8-K

As reported on July 10, 2002

On June 27, 2002, the Board of Directors of The Vermont Teddy Bear Co., Inc. (the "Company"), upon recommendation of its Audit Committee, decided not to continue to engage Arthur Andersen LLP ("Andersen") as the Company's principal public accountants.

As reported on July 23, 2002

Upon recommendation of The Vermont Teddy Bear Co., Inc.'s Audit Committee and the approval of the Company's Board of Directors, the Company has engaged Deloitte & Touche, LLP, 200 Berkeley Street, Boston, MA 02116, effective as of July 23, 2002. The Company's engagement of Deloitte & Touche follows dismissal of Arthur Andersen, LLP, as described in the Company's Form 8-K of July 10, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VERMONT TEDDY BEAR CO., INC.

Dated: September 27, 2002 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: September 27, 2002 By: /s/ Jason Bacon ,

Jason Bacon, Director

Dated: September 27, 2002 By: /s/ Maxine Brandenburg ,

Maxine Brandenburg, Director

Dated: September 27, 2002 By: /s/ Robert Hamilton ,

Robert Hamilton, Director

Dated: September 27, 2002 By: /s/ Fred Marks ,

Fred Marks, Director and Chairman of the board

Dated: September 27, 2002 By: /s/ Barbara Johnson ,

Barbara Johnson, Director

Dated: September 27, 2002 By: /s/ Spencer C. Putnam ,

Spencer C. Putnam, Director

Dated: September 27, 2002 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, Director,

President, Treasurer,

Chief Executive Officer and Chief

Financial Officer

Dated: September 27, 2002 By: /s/ Thomas R. Shepherd ,

Thomas R. Shepherd, Director

Dated: September 27, 2002 By: /s/ William Woo ,

William Woo, Director

CERTIFICATION

I, Elisabeth B. Robert hereby certify that:

1. I have reviewed this Annual Report on Form 10-K of The Vermont Teddy Bear Co., Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Dated September 27, 2002 /s/ Elisabeth B. Robert

President and Chief Executive Officer

Treasurer and Chief Financial Officer

Independent Auditors' Report

To the Stockholders and Board of Directors of

The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying consolidated balance sheet of The Vermont Teddy Bear Co., Inc. and its subsidiary (the "Company") as of June 30, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Vermont Teddy Bear Co., Inc. and its subsidiary as of June 30, 2001 and for each of the years ended June 30, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 22, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. and its subsidiary as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 16, 2002, except for the matter discussed in Note 13 as to which the date is

September 26, 2002

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

Boston, Massachusetts

August 22, 2001

The above report of Arthur Andersen LLP is a copy of the previously issued report of Arthur Andersen LLP and the report has not been reissued by Arthur Andersen LLP.

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheets
ASSETS	June 30,	June 30,
	2002	2001

Cash and cash equivalents	$ 12,231,990	$ 8,944,952
Restricted cash	587,274	578,700
Accounts receivable, trade (net of allowance for doubtful accounts of $18,000 and $0 as of June 30, 2002 and 2001 respectively)	89,814	121,424
Inventories	3,954,959	5,571,189
Prepaid expenses and other current assets	292,462	193,015
Prepaid income taxes	26,955	-
Deferred income taxes	449,815	273,068
Total Current Assets	17,633,269	15,682,348

Property and equipment, net	8,076,773	8,307,975
Deposits and other assets	894,237	927,377
Note receivable	32,799	44,086
Total Assets	$26,637,078	$24,961,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of capital lease obligations	160,696	140,626
Accounts payable	3,143,959	3,120,926
Accrued expenses	1,356,814	1,204,694
Income taxes payable	-	268,558
Total Current Liabilities	4,661,469	4,734,804

Capital lease obligations, net of current portion	5,107,897	5,269,594
Deferred income taxes	205,094	40,796
Total Liabilities	9,974,460	10,045,194

Commitments and Contingencies (Note 7)

Series C Convertible Redeemable Preferred Stock Authorized 110 shares; 69 shares issued and outstanding, $690,000 liquidation value as of June 30, 2002 and June 30, 2001	617,355	562,863

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares at June 30, 2002 and June 30, 2001.	1,332,000	1,260,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 6,865,921 shares, Outstanding 6,842,901 shares and issued 6,854,246 shares, outstanding 6,831,226 shares at June 30, 2002 and June 30, 2001 respectively	343,296	342,712
Additional paid-in capital	11,678,456	11,939,720
Treasury stock at cost: 23,020 shares	(117,500)	(117,500)
Retained Earnings	2,809,011	928,797
Total Stockholders' Equity	$ 16,045,263	$ 14,353,729

Total Liabilities and Stockholders' Equity	$ 26,637,078	$ 24,961,786

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Income

For the Twelve Months Ended June 30, 2002, 2001 and 2000

	2002	2001	2000
Net Revenues	$38,993,591	$37,255,267	$33,332,473
Cost of Goods Sold	14,300,476	13,446,970	12,316,569
Gross Profit	24,693,115	23,808,297	21,015,904

Operating Expenses:
Marketing & Selling Expenses	15,681,904	14,806,972	12,759,338
General and Administrative Expenses	4,705,699	4,667,875	3,965,585
	20,387,603	19,474,847	16,724,923
Operating Income	4,305,512	4,333,450	4,290,981
Interest Income	251,972	340,634	206,289
Interest Expense	(559,165)	(574,709)	(553,456)
Other Income	16,878	105,958	21,361
Income Before Income Taxes	4,015,197	4,205,333	3,965,175
Income Tax Provision	(1,476,344)	(1,610,921)	(125,000)
Net Income	2,538,853	2,594,412	3,840,175
Series A Preferred Stock Dividends	(72,000)	(72,000)	(72,000)
Series C Preferred Stock Dividends	(36,002)	(36,017)	(36,000)
Accretion of Original Issue Discount	(54,492)	(54,492)	(54,492)
Net Income Available to Common Stockholders	2,376,359	2,431,903	3,677,683

Basic Net Income Per Common Share	$0.35	$0.36	$0.57

Diluted Net Income Per Common Share	$0.30	$0.29	$0.45

Weighted Average Number of Common Shares Outstanding	6,838,250	6,786,121	6,415,825

Weighted Average Number of Diluted Common Shares Outstanding	8,330,409	8,667,192	8,395,463

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2002, 2001 and 2000
	Preferred Stock "A"		Preferred Stock "B"
	Shares	Amount	Shares	Amount
Balance at June 30, 1999	90	$1,116,000	27,942	$1,397

Exercise of Common Stock Options	--	--	--	--
Series B Conversion to Common	--	--	(27,942)	($1,397)
Exercise of Common Stock Warrants	--	--	--	--
Original Issue Discount-Series C Pref	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2000	90	$1,188,000	0	$0

Exercise of Common Stock Options	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2001	90	$1,260,000	0	$0

Exercise of Common Stock Options	--	--	--	--
Warrant Repurchase	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2002	90	$1,332,000	0	$0

	Common Stock		Additional	Treasury
	Shares	Amount	Paid-in Capital	Stock
Balance at June 30, 1999	5,719,638	$285,982	$10,891,616	($117,500)

Exercise of Common Stock Options	366,397	$18,319	$363,922	--
Series B Conversion to Common	74,996	$3,750	($2,353)	--
Exercise of Common Stock Warrants	619,715	$30,986	$593,178	--
Original Issue Discount-Series C Pref	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2000	6,780,746	$339,037	$11,846,363	($117,500)

Exercise of Common Stock Options	73,500	$3,675	$93,357	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2001	6,854,246	$342,712	$11,939,720	($117,500)

Exercise of Common Stock Options	11,675	$584	$11,185	--
Warrant Repurchase	--	--	($272,449)	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2002	6,865,921	$343,296	$11,678,456	($117,500)

		Retained
		Earnings	Stockholders'
		(Deficit)	Equity
Balance at June 30, 1999		($5,180,789)	$6,996,706

Exercise of Common Stock Options		--	$382,241
Series B Conversion to Common		--	$0
Exercise of Common Stock Warrants		--	$624,164
Original Issue Discount-Series C Pref		--	$0
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($108,000)	($36,000)
Net Income		$3,840,175	$3,840,175
Balance at June 30, 2000		($1,503,106)	$11,752,794

Exercise of Common Stock Options		--	$97,032
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($108,017)	($36,017)
Net Income		$2,594,412	$2,594,412
Balance at June 30, 2001		$928,797	$14,353,729

Exercise of Common Stock Options		--	$11,769
Warrant Repurchase		($496,145)	($768,594)
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($108,002)	($36,002)
Net Income		$2,538,853	$2,538,853
Balance at June 30, 2002		$2,809,011	$16,045,263

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Twelve Months Ended June 30, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities
Net Income	$2,538,853	$2,594,412	$3,840,175
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	884,441	826,462	795,836
Deferred income taxes	(12,449)	(162,272)	(70,000)
(Gain)/Loss on disposal of fixed assets	(86)	17,451	(957)
Changes in assets and liabilities:
Accounts receivable, trade	31,610	(30,523)	247,384
Inventories	1,616,230	(1,951,353)	(1,583,762)
Prepaid and other current assets	(99,447)	407,405	(130,492)
Deposits and other assets	(18,722)	(65,510)	37,646
Accounts payable	23,033	(60,995)	578,812
Accrued expenses	152,120	11,893	382,308
Income taxes payable	(295,513)	165,202	68,356
Net cash provided by operating activities	4,820,070	1,752,172	4,165,306
Cash flows from investing activities:
Purchases of property and equipment	(603,631)	(1,034,868)	(802,600)
Proceeds from sale of fixed assets	2,340	127,541	24,200
Increase in restricted cash	(8,574)	(212,831)	(2,570)
Note receivable	11,287	(16,586)	30,000
Net cash used for investing activities	(598,578)	(1,136,744)	(750,970)
Cash flows from financing activities:
Payments of long-term debt	-	-	(329,946)
Additions to capital lease obligations	-	-	13,975
Principal payments on capital lease obligations	(141,625)	(133,019)	(218,918)
Issuance of common stock, exercise of stock options	11,768	97,032	382,241
Issuance of common stock, exercise of warrants	-	-	100,000
Issuance of Common stock, Series B warrants exercise	-	-	30,656
Warrant repurchase	(768,595)	-	-
Payment of preferred stock dividends	(36,002)	(6,017)	-

Net cash used in financing activities	(934,454)	(42,004)	(21,992)

Net increase in cash and cash equivalents	3,287,038	573,424	3,392,344

Cash and cash equivalents, beginning of year	8,944,952	8,371,528	4,979,184

Cash and cash equivalents, end of year	$12,231,990	$8,944,952	$8,371,528

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	559,165	574,709	545,955
Cash paid for income taxes	1,784,306	1,606,458	127,900

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Other capital leases	-	-	13,975
Series C preferred stock dividends		30,000	36,000
Accretion of original issue discount	54,492	54,492	54,492
Conversion of preferred stock to common stock	-	-	1,397
Series B Warrant exercise for common stock	-	-	493,508

The accompanying notes are an integral part of these consolidated financial statements.

The Vermont Teddy Bear Co., Inc.

Notes to the Consolidated Financial Statements

June 30, 2002

(1) Summary of Significant Accounting Policies

Description of Business and Operations

The Vermont Teddy Bear Co., Inc. (the Company), which was incorporated under the laws of the State of New York in 1984, is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the Bear-Gram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. Principal geographic markets include New York, Boston, Philadelphia, Detroit, Los Angeles, and Chicago. The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day, and Christmas as the Company's largest sales seasons.

Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and it's wholly owned subsidiary, SendAMERICA, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's Financial Statements includes inventory valuation, returns and allowances, income tax provisions and, as discussed in Note 7, accrual for an estimated loss under a lease obligation as of June 30, 2002. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their impact cannot be determined with absolute certainty. Therefore the determination of estimates requires the exercise of judgement. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

We have identified certain critical accounting policies, which are described below:

Inventory Valuation

The Company carries its inventory at the lower of cost or market on a first-in, first-out basis. The Company makes certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. These adjustments can have a significant impact on current and future operating results and financial position.

Providing for Litigation Contingencies

As discussed in Note 7 to the Consolidated Financial Statements, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by differences between the Company's assumptions related to these proceedings and actual results. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises, it is possible that the Company's best estimate of its probable liability in these matters may change.

Returns and Allowances Provision

The Company accrues a provision for returns and allowances. The Company makes certain assumptions to adjust this provision based on historical experience and current information in order to assess that the provision is estimated properly. If actual market conditions are less favorable than those projected by management, additional adjustments to the provision may be required. These adjustments can have a significant impact on current and future operating results and financial position.

Income Tax Provision

The Company provides for income taxes at rates equal to our combined federal and state effective rates, however, certain estimates are made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Subsequent revisions to the estimated net realizable value of deferred tax assets, deferred tax liabilities and other income tax liabilities could cause our provision for income taxes to vary significantly from period to period.

Revenue Recognition

Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, delivery has occurred and when a fixed fee and collectibility have been determined.

Cash and Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 2002 and 2001, approximately $587,000 and $579,000 of the Company's cash was restricted, respectively. The largest component of the restricted cash is $302,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with a bank and was required to be maintained as part of the Company's sale-leaseback transaction.

An additional $200,000 certificate of deposit was required in September 2000 for collateral substitution under the Company's lease obligation.

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

Building	35 years
Equipment	3-10 years
Furniture and fixtures	3-7 years
Vehicles	5 years

Amortization of leasehold improvements is provided over their estimated useful lives or the remaining lease term, whichever is shorter. Renewals and improvements that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is realizable, when management believes that it is more likely than not that assets are not realizable.

Direct-Response Advertising

The Company expenses the production costs of radio and print advertising the first time the advertising takes place. Catalog advertising, consisting primarily of catalogs for the Company's products, is capitalized and amortized over its expected period of future benefits, usually over the four-month period following the initial mailing of the catalog.

At June 30, 2002 and June 30, 2001 and June 30, 2000, capitalized advertising costs were approximately $56,000, $65,000 and $49,000, respectively, consisting primarily of trade credits and unamortized direct-response catalogs. Advertising expenses were $9,167,000, $8,933,000 and $7,791,000 for the twelve months ended June 30, 2002, 2001 and 2000, respectively. Of these costs, $178,000 and $82,000, related to commissions paid to affiliate programs for the twelve months ended June 30, 2002 and June 30, 2001 respectively. The Company worked with several affiliate partners, including opt-in list aggregators, news and entertainment websites, existing radio stations and charities, to advertise to new prospects via e-mail and paid these partners a percentage of sales generated.

Impairment of Long-Lived Assets

The Company continually reviews its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. Upon occurrence of an event or change in circumstance, the Company assesses the recoverability of assets by comparing the carrying value of the assets to the projected undiscounted cash flows and evaluating the reasonableness of depreciation periods. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At June 30, 2002, no such impairment of assets was indicated.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities approximate their fair market value at June 30, 2002 and 2001.

Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for all periods presented. The dilutive effect of stock options, and other common stock equivalents, is included in the calculation of diluted earnings per share using the treasury stock method.

The following tables reconcile the net income and the weighted average common shares outstanding to the diluted net income and shares used in the computation of basic and diluted earnings per share:

		Years Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Net Income used in basic EPS calculation	$2,376,359	$2,431,903	$3,677,683
Add: Dividends on Series C Preferred Stock	36,002	36,017	36,000
Accretion of original issue discount attributable to Series C Preferred Stock	54,492	54,492	54,492
Net Income used in diluted EPS calculation	$2,466,853	$2,522,412	$3,768,175

		Years Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Weighted average number of shares used in basic EPS calculation	6,838,250	6,786,121	6,415,825
Add: Common Shares Issuable Upon Exercise of:
Stock Options	1,234,556	1,370,883	1,630,663
Warrants	420,961	688,979	738,109
Convertible Preferred Stock	657,087	657,087	628,518
Total Common Shares Issuable	2,312,604	2,716,949	2,997,290
Less: Shares assumed to be repurchased under treasury Stock method	(820,445)	(835,878)	(1,017,652)
Weighted average number of shares used in diluted EPS calculation	8,330,409	8,667,192	8,395,463

Diluted weighted average shares outstanding for 2002, 2001 and 2000 exclude 149,046, 27,127 and 12,440 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

Stock-Based Compensation

The Company uses the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation, as prescribed by SFAS No. 123.

Comprehensive Income

The comprehensive income and loss is the same as net income and loss for each period presented.

Segments and Related Information

The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company will adopt SFAS No. 144 on July 1, 2002. Management believes that the impact of this statement will not have a material effect on the company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that the impact of this statement will not have a material effect on the Company's financial statements.

(2) Inventories

Inventories consist of the following at June 30, 2002, 2001 and 2000:

	2002	2001	2000
Raw materials	$ 457,858	$ 670,262	$ 483,086
Work-in-process	316,273	325,459	189,480
Finished goods	3,180,828	4,575,468	2,947,270
	$3,954,959	$5,571,189	$3,619,836

(3) Property and Equipment

Property and equipment consist of the following at June 30, 2002 and 2001:

	2002	2001	2000
Land and land improvements	$1,244,532	$1,244,532	$1,398,528
Building	6,668,134	6,668,134	6,668,134
Equipment	5,532,520	5,014,852	4,191,065
Furniture and fixtures	469,153	451,372	421,270
Vehicles	97,530	84,230	84,230
Leasehold improvements	426,149	374,101	195,904
	$14,438,018	$13,837,221	$12,959,131
Less - Accumulated depreciation and amortization	6,361,245	5,529,246	4,766,292
	$ 8,076,773	$ 8,307,975	$ 8,192,839

Depreciation and amortization expense for the years ended June 30, 2002, 2001 and 2000 was $884,441, $826,462 and $795,836 respectively.

(4) Related Party Transactions

Included in Notes Receivable at June 30, 2002 is a Recourse Demand Note from Elisabeth Robert, a director and Chief Executive Officer of the Company to finance certain income tax obligations related to her exercise of stock options. The loan balance which was $32,799 and $44,086 as of June 30, 2002 and 2001, respectively is being repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Ms. Robert's Employment Agreement with the Company dated November 21, 2001. The interest rate on the Note is a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the Note is secured by a Stock Pledge Agreement from Ms. Robert.

(5) Accrued Expenses

Accrued expenses at June 30, 2002 and 2001 consist of the following:

	2002	2001

Compensation and other benefits	$794,912	$746,531
Other accrued liabilities	$561,902	458,163
Total Accrued Expenses	$1,356,814	$1,204,694

(6) Indebtedness

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. This financing replaced the Company's mortgage and line of credit agreement with a bank. The Company received approximately $5.9 million in cash, of which approximately $3.3 million was used to pay off the existing mortgage with a bank. The balance, approximately $2.6 million, was used for general working capital purposes, to pay down a $600,000 balance on the Company's line of credit (which was retired as the result of the termination of the original mortgage loan), and for associated transaction costs of $679,000, which have been capitalized and recorded as a component of other assets as of June 30, 2002. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options. The transaction was accounted for as a sale with a Capital Leaseback. The book value of the building and apportioned land and land improvements was $5,778,512 as of June 30, 2002, $5,962,866 as of June 30, 2001 and $6,147,221 as of June 30, 2000.

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

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. The Company has valued the warrants using the Black- Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five-year period ending on the redemption date.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase 495,868 of the outstanding Warrants issued to TSG Equity Partners in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on the exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ended March 31, 2002. The original issue discount of $272,449 applied to the face value of the Series C Preferred Stock will continue to accrete through charges to retained earnings until October 2003.

As of June 30, 2002, 2001 and 2000, the Company had no outstanding letters of credit.

The Company is subject to certain restrictive covenants under the terms of the lease obligation entered into by the Company in connection with the sale-leaseback transaction. As of June 30, 2002, the Company was in compliance with all of its restrictive covenants, except for a covenant limiting the total amount of its operating lease obligations for which the Company has received a waiver and a consent (see Note 13, Subsequent Events).

(7) Commitments and Contingencies

Leases

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgement and, as settlement discussions have been unsuccessful, has posted a bond to stay enforcement of the judgement pending its appeal, which will be argued in October of 2002. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

On September 29, 1999 the Company entered into a one-year lease with four one-year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. In April 2001 the Company expanded its Newport operation to occupy an additional 12,000 square feet in an adjacent facility owned by the same landlord. A new three-year lease with two three-year renewal options effective October 1, 2001 combines the two facilities. Annual lease payments under the combined Newport lease total $96,316. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 30, 2002 there were 69 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

On November 30, 1999 the Company entered into an eight-month lease for 20,000 square feet of warehouse space in Williston, Vermont. Lease payments over the term of the lease totaled $70,000. This lease replaced a lease for 10,000 square feet of off-site warehouse space in Shelburne, Vermont.

On August 3, 1999 the Company entered into a twelve-month lease for 4,000 square feet of warehouse space in Shelburne, Vermont. Lease payments over the term of the lease totaled $28,000.

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten-year lease with three five-year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments are $400,577. The lease began on September 1, 2000 and replaced the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont.

On March 19, 2002 the Company entered into a three-year lease with two three-year renewal options for 2,000 square feet of retail space on Route 100 in Waterbury, Vermont. This retail space is part of a small retail complex with 5 other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location. The lease began May 1, 2002 and has an annual amount due under the lease of $24,000 for the first year and increases of two percent annually thereafter.

In addition, the Company leases various equipment under non-cancelable capital lease agreements. Capital leases and non-cancelable operating leases at June 30, 2002 require the following annual minimum lease payments:
	Capital Leases	Operating Leases
2003	$ 684,201	$1,087,177
2004	680,232	911,276
2005	680,232	718,573
2006	680,232	554,827
2007	680,232	426,685
Thereafter	6,859,006	1,371,084
Total minimum lease payments	$ 10,264,135	$5,069,622
Less- Amounts representing interest	$ 4,995,542
Present value of lease payments	$ 5,268,593
Less- Current installments	160,696
Long-term portion	$ 5,107,897

The original cost and net book value of assets under capital lease at June 30, 2002, 2001 and 2000 were $7,050,917 and $5,782,199, $7,050,917 and $5,971,469, and $7,073,686 and $6,163,017 respectively. Rental expense under operating leases for the years ended June 30, 2002, 2001 and 2000 were $1,064,154, $768,598, and $389,136 respectively.

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

(8) Income Taxes

The provision for income taxes for the years ended June 30, 2002, 2001 and 2000 were comprised of the following:
	Year Ended June 30, 2002	Year Ended June 30, 2001	Year Ended June 30, 2000
Current -
Federal	$1,121,037	$1,357,125	$150,000
State	367,756	416,068	45,000
	$1,488,793	$1,773,193	$195,000
Deferred -
Federal	$(8,966)	$(126,833)	$(59,500)
State	(3,483)	(35,439	(10,500
	$(12,449)	$(162,272)	(70,000)
Income tax provision	$1,476,344	$1,610,921	$125,000

The components of the net deferred tax asset as of June 30, 2002, 2001 and 2000 are presented below:
Deferred tax assets	June 30, 2002	June 30, 2001
AMT Credit	-	$ 2,314
Vacation accrual	89,974	95,373
Net operating loss carryforwards	-	-
Inventories	49,222	49,222
Contribution carryforwards	-	-
Deferred rent	38,147	38,147
Other	151,091	88,012
Accrued Expenses	121,381	-
Valuation Allowance	-	-

Total deferred tax assets	449,815	273,068

Deferred tax liabilities
Depreciation	(177,289)	(14,493)
Prepaid Expenses	(27,805)	(26,303)

Total deferred tax liabilities	(205,094)	(40,796)
Net deferred tax asset	$244,721	$232,272

The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 2002, 2001 and 2000:
	Year Ended June 30, 2002	Year Ended June 30, 2001	Year Ended June 30, 2000
Computed "expected tax expense	34%	34%	34%
Increase (reduction) resulting from:
NOL Utilization	0%	0%	(30%)
State taxes - net of Federal benefits	6.0%	6.3%	.7%
Other	(3.3%)	2.6%	0%
Decrease in deferred tax asset valuation allowance	0%	(4.9%)	(1.8%)
Meals and Penalties	0.1%	0.3%	0.1%
Income tax provision	36.8%	38.3%	3.0%

The Company has been limited in its utilization of the Net Operating Loss (NOL) as a result of the change in tax reporting year-end to June 30, 1995. Because of the change in the year-end approximately $1.7 million of the NOL carryforwards were available to use ratably over a six year period beginning June 30, 1996. At June 30, 2002, the Company had no remaining Federal Income Tax NOL carryforwards. The deferred tax asset valuation allowance was reduced to zero in 2001 as a result of continued improvement in operating results in 2000 and 2001.

(9) Preferred Stock

Series A

The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For each of the fiscal years ended June 30, 2002, 2001 and 2000, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

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

Series C

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. The Company has valued the warrants using the Black-Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount, with charges to retained earnings over a five-year period ending on the redemption date.

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2002 $36,000 of dividends were paid in cash. For the fiscal year ended June 30, 2001 $30,000 of dividends were paid in the form of additional shares of Series C Preferred Stock and $6,017 were paid in cash. For fiscal year ended June 30, 2000 $36,000 of dividends were paid in the form of additional shares of Series C Preferred Stock.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase 495,868 of the outstanding Warrants issued to TSG Equity Partners in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on the exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ended March 31, 2002. The original issue discount of $272,449 applied on issuance of the Warrants to the face value of the Series C Preferred Stock will continue to accrete through charges to retained earnings until October 2003.

(10) Warrants

At June 30, 2002, there were several warrants outstanding for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1999 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants at June 30, 2002, 2001 and 2000, inclusive of the effects of anti-dilution provisions:

	June 30, 2002
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	7/18/2004
42,500	1.050	11/3/2005

	June 30, 2001
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	7/18/2004
42,500	1.050	11/3/2005
495,868	1.050	11/3/2005

	June 30, 2000
Warrant	Exercise	Expiration
Shares	Price	Date
49,130	2.565	4/21/2001
150,611	1.310	7/18/2004
42,500	1.050	11/3/2005
495,868	1.050	11/3/2005

(11) Stock Options

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
	Number of Shares	Price Range	Weighted Average	Average Remaining Contractual Life
Outstanding June 30, 1999	1,901,224	$1.00 - $3.56	1.10	7.5 years
Granted	94,000	$1.00 - $4.31	3.52
Exercised	(336,397)	$1.00 - $1.53	1.04
Cancelled	(334,988)	$1.00 - $1.25	1.00
Outstanding June 30, 2000	1,323,839	$1.00 - $4.31	1.31	6.9 years
Granted	-	-	-	-
Exercised	(73,500)	$1.00 - $3.50	1.32
Cancelled	(5,625)	$1.25 - $3.50	3.07
Outstanding June 30, 2001	1,244,714	$1.00 - $4.31	1.30	5.9 years
Granted	75,000	$3.40	3.40	-
Exercised	(11,675)	$1.00 - $1.38	1.01
Cancelled	(1,250)	$1.00 - $3.50	3.00
Outstanding June 30, 2002	1,306,789	$1.00 - $4.31	1.43	5.1 years

The following table summarizes information for options outstanding and exercisable at June 30, 2002:
	Options Outstanding			Options Exercisable
Range of Prices	Number of Shares	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number of Shares	Wtd. Avg. exercise price
1.00 - 1.38	1,052,789	4.5	1.02	1,052,039	1.02
1.66 - 1.75	37,000	6.7	1.66	5,500	1.67
3.19 - 4.31	217,000	8.1	3.40	96,500	3.35
1.00 - 4.31	1,306,789	5.1	1.43	1,154,039	1.22

On June 3, 1997, the Company offered to grant options with an exercise price of $1.00 per share (the fair market value of the Company's Common Stock on that date) in exchange for the surrender of all outstanding qualified employee incentive stock options at that date. The re-priced options had original exercise prices ranging from $1.50 to $3.13 per share.

As of June 30, 2002, options to purchase 1,154,039 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.22, and options to purchase 169,740 shares of the Company's Common Stock were available for grant under the 1993 Plan. As of June 30, 2001, options to purchase 1,138,714 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.17, and options to purchase 243,490 shares of the Company's Common Stock were available for grant under the 1993 Plan. As of June 30, 2000, options to purchase 1,071,589 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.05, and options to purchase 237,865 shares of the Company's Common Stock were available for grant under the 1993 Plan.

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

	Number of	Weighted Avg.
	Shares	Price
Outstanding June 30, 1999	63,333	1.64
Granted	29,500	3.98
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2000	92,833	2.38
Granted	35,167	3.83
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2001	128,000	2.78
Granted	32.500	3.19
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2002	160,500	3.07

As of June 30, 2002, options to purchase 160,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.07, and options to purchase 239,500 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2001, options to purchase 128,000 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $2.78, and options to purchase 272,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2000, options to purchase 92,833 shares of the Company's Common Stock were exercisable under the NEDSO Plan, and options to purchase 307,167 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

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
	2002	2001	2000
Risk-free interest rate	4.56%	5.3%	6.4%
Expected dividend yield	0%	0%	0%
Expected volatility	63%	143%	153%
Expected lives	10 years	10 years	10 years

Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed and would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value of options granted during fiscal years 2002, 2001 and 2000 were $2.46, $3.76 and $3.59, respectively. If the Company had accounted with these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reported as follows:

		2002	2001	2000
Net Income	As Reported	2,376,359	$2,431,903	$3,677,683
	Pro Forma	2,226,382	2,170,595	3,026,165
Basic EPS	As Reported	0.35	0.36	0.57
	Pro Forma	0.33	0.32	0.47
Diluted EPS	As Reported	0.30	0.29	0.44
	Pro Forma	0.28	0.26	0.36

(12) Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of the Bear-Gram Service, the Pajamagram Service, SendAMERICA, Retail Operations, and Corporate/ Wholesale (including licensing).

The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Bear-Gram orders are placed through the toll free number, on-line at vermontteddybear.com , or through the catalog.

SendAMERICA, Inc., a wholly owned subsidiary, is a new business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA orders are placed via a toll free number, online at sendamerica.com or through a catalog. Beginning in fiscal 2003, the Company will focus the activities of SendAMERICA exclusively on food related gift products under the service mark "Tastygram" delivered to recipients for special occasions and holidays. In future reports the SendAMERICA segment will be replaced by the Tastygram delivery service. Tastygram orders will be placed via a toll free number or online at Tastygram.com.

The Pajamagram delivery service involves sending pajamas and related loungewear and spa products to recipients as gifts for similar special occasions and holidays. Pajamagram orders are also placed via a toll free number or online at pajamagram.com.

The Retail Operation segment involves two retail locations and family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont and also has a newly opened retail store located on Route 100 in Waterbury, Vermont. In an effort to make a visit to the stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both stores, where visitors can participate in the creation of their own teddy bear.

The Wholesale/Corporate segment was begun during the Company's fiscal year 1998 when the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.
	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	Send AMERICA	Pajamagram Service
FY 2002
Net Revenues	$34,407,156	$3,290,930	$639,240	$360,771	$295,494
Cost of Goods Sold	$12,425,385	$1,173,342	$327,872	$225,385	$148,492
Gross Margin	$21,981,771	$2,117,588	$311,368	$135,386	$147,002
Gross Margin %	63.9%	64.3%	48.7%	37.5%	49.7%

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	Send AMERICA	Pajamagram Service
FY 2001
Net Revenues	$33,706,841	$3,076,569	$424,840	$47,017	-
Cost of Goods Sold	11,982,208	1,206,099	203,029	55,634	-
Gross Margin	21,724,633	1,870,470	221,811	(8,617)	-
Gross Margin %	64.5%	60.8%	52.2%	-	-

	Bear-Gram Service	Retail Operations	Corporate/ Wholesale	Send AMERICA	Pajamagram Service
FY 2000
Net Revenues	$28,427,337	$2,812,151	$2,092,985	-	-
Cost of Goods Sold	10,106,377	1,070,807	1,139,385	-	-
Gross Margin	18,320,960	1,741,344	953,600	-	-
Gross Margin %	64.5%	61.9%	45.6%	-	-

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

(13) Subsequent Events

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share. The offer is subject to certain conditions as were described in the offering documents as filed with the Securities and Exchange Commission on August 21, 2002 and amended on September 9, 2002 and September 23, 2002 and will expire at 5 p.m. Eastern Time on October 4, 2002. The offer is not conditioned on any minimum number of shares being tendered and is subject to proration if more than 3 million shares are tendered. The Company expects the maximum aggregate cost, including all fees and expenses applicable to the offer, to be approximately $10,750,000. The Company anticipates that its cash on hand plus the proceeds of loans from Banknorth N.A. will be sufficient to pay these costs. The Company has obtained a commitment from Banknorth N.A. to provide two loan facilities: a term loan in an amount of $3,000,000 which may be used for the repurchase of the Company capital stock and a revolving line of credit in an amount up to $4,000,000 for working capital needs. The terms and conditions of Banknorth's commitment and the loans are described in the offering documents.

On September 26, 2002 the Company received a waiver from the landlord to a certain restrictive covenant limiting the total amount of its operating lease obligations under the lease made in connection with the sale/leaseback transaction for its factory headquarters and a portion of its property in Shelburne, Vermont. This waiver is for the period commencing July 1, 2001 and continuing through June 30, 2003. On September 27, 2002, the Company entered into an amendment to the lease. This amendment replaces certain restrictive covenants with new covenants and as of September 27, 2002, the Company was in compliance with all restrictive covenants under the lease obligation.

Exhibit 23.1

Independent Auditors' Consent

We consent to the incorporation by reference in Amendment No.2 to Registration Statement Nos. 333-91115 on Forms S-3 and 333-74493 on Form S-8 of The Vermont Teddy Bear Company, Inc. of our report dated September 16, 2002, except for the matter discussed in Note 13 as to which the date is September 26, 2002, appearing in and incorporated by reference in the Annual Report on Form 10-K of The Vermont Teddy Bear Company, Inc. for the year ended June 30, 2002.

DELOITTE & TOUCHE LLP

September 27, 2002