Form 10-Q
period 2002-09-30
VERMONT TEDDY BEAR CO INC
filed 2002-11-14
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 4,796,790 shares of Common Stock, $.05 par value per share, as of November 12, 2002.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARY

Consolidated Balance Sheet
	September 30, 2002	June 30, 2002
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 9,373,498	$ 12,231,990
Restricted cash	523,946	587,274
Accounts receivable, trade (net of allowance for doubtful accounts of $18,000 as of September 2002 and June 2002)	77,392	89,814
Inventories	4,980,786	3,954,959
Prepaid expenses and other current assets	1,653,198	292,462
Prepaid income taxes	92,509	26,955
Deferred income taxes	449,815	449,815
Total Current Assets	17,151,144	17,633,269

Property and equipment, net	7,940,665	8,076,773
Deposits and other assets	1,091,103	894,237
Note receivable	29,267	32,799
Total Assets	$ 26,212,179	$ 26,637,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of capital lease obligations	163,430	140,626
Accounts payable	2,104,715	3,120,926
Accrued expenses	1,351,845	1,204,694
Total Current Liabilities	3,619,990	4,661,469

Capital lease obligations, net of current portion	5,066,159	5,107,897
Deferred income taxes	205,094	205,094
Total Liabilities	$ 8,891,243	$ 9,974,460

Commitments and Contingencies

Series C convertible redeemable preferred stock Authorized 110 shares; 69 shares issued and outstanding, $690,000 liquidation value.	630,978	617,355

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares	1,350,000	1,332,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 7,486,300 shares and outstanding 7,463,280 shares at September 30, 2002, and issued 6,865,921 shares and outstanding 6,842,901 shares at June 30, 2002	374,315	343,296
Additional paid-in capital	12,360,659	11,678,456
Treasury stock, at cost, 23,020 shares	(117,500)	(117,500)
Retained earnings	2,722,484	2,809,011
Total Stockholders' Equity	$ 16,689,958	$ 16,045,263

Total Liabilities and Stockholders' Equity	$ 26,212,179	$ 26,637,078

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Three Months Ended September 30, 2002 and 2000

(Unaudited)

Three Months Ended

	2002	2001
Net Revenues	$5,083,937	$4,910,335
Cost of Goods Sold	1,952,256	1,934,420
Gross Profit	3,131,681	2,975,915

Operating Expenses:
Marketing & Selling Expenses	2,056,812	2,134,518
General and Administrative Expenses	1,081,350	1,008,452
	3,138,162	3,142,970
Operating Loss	(6,481)	(167,055)
Interest Income	63,462	72,107
Interest Expense	(134,291)	(141,935)
Other Income	925	1,672
Loss Before Income Taxes	(76,385)	(235,211)
Income Tax Benefit	30,554	94,084
Net Loss	(45,831)	(141,127)
Series A Preferred Stock Dividends	(18,000)	(18,000)
Series C Preferred Stock Dividends	(9,074)	(9,074)
Accretion of Original Issue Discount	(13,623)	(13,623)
Net Loss - Common Stockholders	(86,528)	(181,824)

Basic Net Loss Per Common Share	($0.01)	($0.03)

Diluted Net Loss Per Common Share	($0.01)	($0.03)

Weighted Average Number of Common Shares Outstanding	6,859,599	6,834,646

Weighted Average Number of Diluted Common Shares Outstanding	6,859,599	6,834,646

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities
Net Loss	$ (45,831)	$ (141,127)
Adjustments to reconcile net loss to net cash Provided by(used for) operating activities:
Depreciation and amortization	240,643	212,879
(Gain) Loss on disposal of fixed assets	(925)	(86)
Changes in assets and liabilities:
Accounts receivable, trade	12,422	(32,710)
Inventories	(1,025,827)	(288,025)
Prepaid and other current assets	(1,355,073)	(436,492)
Deposits and other assets	(131,204)	(25,386)
Accounts payable	(1,039,244)	(1,508,642)
Accrued expenses	(4,969)	9,180
Income taxes payable	(65,554)	(416,084)
Net cash used for operating activities	(3,415,562)	(2,626,493)

Cash flows from investing activities:
Purchases of property and equipment	(91,859)	(107,463)
Proceeds from sale of property and equipment	925	1,440
(Increase) Decrease in restricted cash	63,328	(2,851)
(Increase) Decrease of Note Receivable	3,532	(435)
Net cash used for investing activities	(24,074)	(109,309)

Cash flows from financing activities:
Principal payments on capital lease obligations	(39,004)	(33,798)
Issuance of common stock, exercise of stock options	629,222	5,020
Payment of preferred stock dividends	(9,074)	(9,074)
Net cash provided by (used for) financing activities	581,144	(37,852)

Net decrease in cash and cash equivalents for the period	(2,858,492)	(2,773,654)

Cash and cash equivalents, beginning of period	12,231,990	8,944,952

Cash and cash equivalents, end of period	$ 9,373,498	$ 6,171,298

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	134,291	141,935
Cash paid for income taxes	35,000	322,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Warrant modification	84,000	-
Accretion of original issue discount	13,623	13,623

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDAIRY

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the Company's filing with the SEC on Form 10-K. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results expected for the respective full years.

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

Earnings Per Share

The following tables reconcile the net loss and the weighted average common shares outstanding to the diluted net loss and shares used in the computation of basic and diluted earnings per share:

Three Months Ended

	09/30/02	09/30/01
Net Loss used in basic EPS calculation	($86,528)	($181,824)
Add: Dividends on Series C Preferred Stock	-	-
Accretion of original issue discount attributable to Series C Preferred Stock	-	-
Net Loss used in diluted EPS calculation	($86,528)	($181,824)

Three Months Ended

	09/30/02	09/30/01
Weighted average number of shares used in basic EPS calculation	6,859,599	6,834,646

Add: Common Shares Issuable Upon Exercise of:
Stock Options	-	-
Warrants	-	-
Convertible Preferred Stock	-	-
Total Common Shares Issuable	-	-

Less: Shares assumed to be repurchased under treasury Stock method	-	-
Weighted average number of shares used in diluted EPS calculation	6,859,599	6,834,646

Diluted weighted average shares outstanding for the three months ended September 30, 2002, and 2001 exclude 1,696,108 and 2,713,855 respectively from stock options, warrants, and convertible preferred stock because to include such shares would have been anti-dilutive to the Company's net loss for the quarters ended September 30, 2002 and September 30, 2001.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on July 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of SFAS No. 145 on July 1, 2003. Management believes that the impact of this statement will not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that the impact of this statement will not have a material effect on the Company's financial position, results of operations or cash flows.

Comprehensive Income

The comprehensive income and loss is the same as net loss for each period presented.

Indebtedness

On September 27, 2002, the Company closed on two loan facilities with Banknorth N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 2.0 percent. The revolving line of credit in the amount of $4,000,000 shall be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest shall be due. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 2.20 percent (except that no more than three LIBOR based borrowings will be allowed at any one time). On September 30, 2002 the LIBOR 30, 60, and 90 day interest rates plus 2.20 percent were 4.01, 4.00, and 3.99 percent respectively. Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At September 30, 2002 there were no borrowings on the Banknorth N.A. term loan or on the Banknorth N.A. revolving line of credit. See Subsequent Event.

In connection with the two loan facilities with Banknorth N.A., the Company amended the lease agreement with its lessor in the sale-leaseback transaction involving its factory headquarters in Shelburne, VT to incorporate the terms of lessor's refinancing of the building at a lower interest rate. Under the lease amendment, the lessor agreed to pass along interest savings by way of reduced rent payments under the lease agreement with the Company. In consideration for the lease amendment, the Company extended the period of exercise on the lessor's previously issued warrants until September 27, 2009. The Company has recorded the fair value of the warrant modification, or $84,000, as an other asset, which will be amortized to interest expense over the remaining lease term of approximately 15 years.

Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of the Gram delivery service, Retail Operations, and Corporate/ Wholesale (including licensing). The Gram delivery service is comprised of Bear-Gram delivery service, PajamaGram delivery service, and SendAMERICA, to begin doing business as the TastyGram delivery service starting in October 2002.

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

SendAMERICA, Inc., a wholly owned subsidiary, is a new business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA orders are placed via a toll free number, online at sendamerica.com or through a catalog. In October 2002, the Company will focus the activities of SendAMERICA exclusively on food related gift products under the service mark "TastyGram" delivered to recipients for special occasions and holidays. In future reports the SendAMERICA segment will be replaced by the TastyGram delivery service. TastyGram orders will be placed via a toll free number or online at tastygram.com.

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

		"Gram Services"
THREE MONTHS ENDED 09/30/02	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 3,341,457	$ 82,894	$ 5,808	$ 1,581,006	$ 72,772
Cost of Goods Sold	1,372,815	45,567	31,722	460,666	41,486
Gross Margin	$ 1,968,642	$ 37,327	$ (25,914)	$ 1,120,340	$ 31,286
Gross Margin %	58.9%	45.0%	-	70.9%	45.0%

		"Gram Services"
THREE MONTHS ENDED 09/30/01	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 3,357,914	$ -	$ 5,841	$ 1,414,537	$ 132,043
Cost of Goods Sold	1,399,882	-	6,180	449,973	78,385
Gross Margin	$ 1,958,032	$ -	$ (339)	$ 964,564	$ 53,658
Gross Margin %	58.3%	-	-	68.2%	40.6%

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

Subsequent Events

On October 8, 2002, the Company announced the results of the August 21, 2002 Offer to Purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share. The offer, which was oversubscribed, expired on October 4, 2002. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with Continental Stock Transfer & Trust Company, the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. Because the total number of tendered shares exceeded that maximum, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section1 of our Offer to Purchase dated August 21, 2002.

On October 16, 2002, Banknorth N.A. funded the $3,000,000 fixed rate term loan which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's Common Stock pursuant to the aforementioned August 21, 2002 offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report filed on Form 10-Q. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions that predict or indicate future events and trends, and that do not relate to historical matters, identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable laws and regulations.

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

Providing for Litigation Contingencies

As discussed below in Legal Proceedings, Part II Item 1, of this report on Form 10-Q, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by differences between the Company's assumptions related to these proceedings and actual results. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises, it is possible that the Company's best estimate of its probable liability in these matters may change.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2002 and 2001.

Net revenues for the three month period ended September 30, 2002 totaled $5,084,000, an increase of $174,000 from net revenues of $4,910,000 for the three month period ended September 30, 2001. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues, decreased $16,000 primarily as result of decreased sales from the Company's radio marketing programs as the company scaled back its radio advertising for the month of July. Net revenues from retail store operations increased by $166,000 as a result of the opening of a second retail store location in Waterbury, Vermont which was not in operation during the three month period ended September 30, 2001. Net revenues from the Corporate/Wholesale segment, decreased $59,000 as the number of corporate customers decreased in this segment. Net revenues from the SendAMERICA segment, a wholly owned subsidiary, remained the same during the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 as the Company prepares to reposition the activities of SendAMERICA as the TastyGram gift delivery service in October 2002. Net revenues from the Company's new PajamaGram gift delivery service segment were $83,000 attributable to the Company's test marketing of this new gift delivery service during the three period ended September 30, 2002.

Gross margin increased by $156,000 to $3,132,000 for the three month period ended September 30, 2002, from $2,976,000 for the three month period ended September 30, 2001. As a percentage of net revenues, gross margin increased to 61.6 percent for the three month period ended September 30, 2002, from 60.6 percent for the three month period ended September 30, 2001. The gross margin percent increased in the Bear-Gram segment this period primarily due to decreased unit manufacturing costs. Gross margins in the Retail segment increased for this period as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store. The gross margin percent in the corporate/wholesale segment increased due to lower fulfillment costs during this period. The gross margin for SendAMERICA decreased during this period as SendAMERICA absorbed costs associated with product fulfillment in preparation for the segment to begin doing business as the TastyGram gift delivery service in October 2002. Gross margins resulting from test marketing of the PajamaGram service segment, which were less as a percentage of net revenues than the Company's overall gross margin percent, partially offset the Company's increased gross margin percent from other segments.

Selling expenses decreased to $2,057,000, or 40.5 percent of net revenues, for the three month period ended September 30, 2002, from $2,135,000, or 43.5 percent of net revenues, for the comparable period ending September 30, 2001. This $78,000 decrease was primarily due to a $154,000 decrease in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs, decreases of $24,000 to call center and customer service costs, and decreased marketing and merchandising costs associated with the Company's wholly owned subsidiary SendAMERICA, Inc. of $20,000. These decreases were offset by increases in Retail expenses of $61,000 due to the opening of a new retail location in Waterbury,VT., and increases to corporate/wholesale expenses of $13,000 and the addition of $46,000 in new advertising expenses, which include radio and Internet costs, related to the launch of the Company's new PajamaGram segment during the three month period ended September 30, 2002.

General and administrative expenses increased to $1,081,000 for the three month period ended September 30, 2002 primarily due to increased health insurance costs and legal costs associated with the protection of trademarks, compared to $1,008,000 for the three month period ended September 30, 2001. As a percentage of net revenues, general and administrative expenses increased to 21.3 percent for the three month period ended September 30, 2002, from 20.5 percent for the comparable period ended September 30, 2001.

Interest expense decreased to $134,000 for the three month period ended September 30, 2002, compared to $142,000 for the comparable period ending September 30, 2001. Interest income decreased to $63,000 as a result of lower interest rates in the three month period ended September 30, 2002, compared to $72,000 for the three month period ended September 30, 2001.

The Company has recorded a tax benefit of approximately $31,000 for the three month period ended September 30, 2002, at an effective income tax rate of approximately 40.0 percent. The Company recorded a tax benefit of approximately $94,000 for the comparable period ended September 30, 2001, at an effective income tax rate of approximately 40.0 percent. The Company expects its effective income tax rate to be approximately 40 percent during fiscal 2003.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $9,000 and the accretion of an original issue discount of $14,000, the net loss available to Common Stockholders for the three month period ended September 30, 2002 was $87,000, compared to a net loss available to Common Stockholders of $182,000 for the three month period ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2002, the Company's cash position decreased to $9,897,000, from $12,819,000 at June 30, 2002. Of the $9,897,000, $524,000 is classified as restricted cash; there was $587,000 of restricted cash at June 30, 2002. The largest component of the restricted cash is $455,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with Banknorth N.A., that is required to be maintained as part of the Company's sale-leaseback transaction. This $455,000 in restricted cash replaces the restricted cash with the Chittenden Bank (formerly Vermont National Bank). Cash decreases from a net loss and a decrease in accounts payable, increases in inventories and prepaid expenses as the Company prepares for the Christmas and Valentine's Day seasons.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock account:
	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2002	69	$617,355
Add: Accretion of original discount in connection with Series C Preferred Stock	-	13,623

Balance Series C, Preferred Stock as of September 30, 2002	69	$630,978

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the three months ended September 30, 2002 and September 30, 2001, $9,074 of dividends had been paid in cash dividends.

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

On August 21, 2002, the Company commenced an Offer to Purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share. The offer was subject to certain conditions as were described in the offering documents filed with the Securities and Exchange Commission on August 21, 2002 and amended on September 9, 2002 and on September 23, 2002 and expired at 5 p.m. Eastern Time on October 4, 2002. The offer was not conditioned on any minimum number of shares being tendered and was subject to proration if more than 3 million shares were tendered. The Company expects the maximum aggregate cost, including all fees and expenses applicable to the offer, to be approximately $10,750,000 and anticipates that its cash on hand plus the proceeds of loans from Banknorth N.A. will be sufficient to pay these costs. On September 27, 2002 the Company closed on two loan facilities: a term loan in an amount of $3,000,000 which may be used for the repurchase of the Company capital stock and a revolving line of credit in an amount up to $4,000,000 for working capital needs. See Subsequent Event.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its loan commitments from Banknorth N.A., will be sufficient to finance the Company's operations for at least the next twelve months.

Commitments & Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgement and, as settlement discussions have been unsuccessful, has posted a bond to stay enforcement of the judgement pending its appeal, which was argued on November 1, 2002. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share. The offer was subject to certain conditions as were described in the offering documents as filed with the Securities and Exchange Commission on August 21, 2002 and amended on September 9, 2002 and September 23, 2002 and expired at 5 p.m. Eastern Time on October 4, 2002. The offer was not conditioned on any minimum number of shares being tendered and was subject to proration if more than 3 million shares were tendered. The Company expects the maximum aggregate cost, including all fees and expenses applicable to the offer, to be approximately $10,750,000 and anticipates that its cash on hand plus the proceeds of loans from Banknorth N.A. will be sufficient to pay these costs. On September 27, 2002 the Company closed on two loan facilities: a term loan in an amount of $3,000,000 which may be used for the repurchase of the Company capital stock and a revolving line of credit in an amount up to $4,000,000 for working capital needs. The terms and conditions of Banknorth's commitment and the loans are described in the offering documents. See Subsequent Event.

On September 26, 2002 the Company received a waiver from the landlord to a certain restrictive covenant limiting the total amount of its operating lease obligations under the lease made in connection with the sale/leaseback transaction for its factory headquarters and a portion of its property in Shelburne, Vermont. This waiver is for the period commencing July 1, 2001 and continuing through June 30, 2003. On September 27, 2002, the Company entered into an amendment to the lease. This amendment replaces certain restrictive covenants with new covenants and as of September 30, 2002, the Company was in compliance with all restrictive covenants under the lease obligation.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Elisabeth B. Robert, Chief Executive Officer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Ms. Robert concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

Item 5. Other Information

The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 99.1

Subsequent Events

On October 8, 2002, the Company announced the results of the August 21, 2002 offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share. The offer, which was oversubscribed, expired on October 4, 2002. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with Continental Stock Transfer & Trust Company, the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. Because the total number of tendered shares exceeded that maximum, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section1 of our Offer to Purchase dated August 21, 2002.

On October 16, 2002, Banknorth N.A. funded the $3,000,000 fixed rate term loan which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's Common Stock pursuant to the aforementioned August 21, 2002 offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer, and Chief Financial Officer (filed herein).

(b) Reports on Form 8-K

As reported on July 10, 2002

On June 27, 2002, the Board of Directors of The Vermont Teddy Bear Co., Inc. (the "Company"), upon recommendation of its Audit Committee, decided not to continue to engage Arthur Andersen LLP ("Andersen") as the Company's principal public accountants.

As reported on July 23, 2002

Upon recommendation of The Vermont Teddy Bear Co., Inc.'s Audit Committee and the approval of the Company's Board of Directors, the Company has engaged Deloitte & Touche, LLP, 200 Berkeley Street, Boston, MA 02116, to provide audit services to the Company effective as of July 23, 2002. The Company's engagement of Deloitte & Touche follows dismissal of Arthur Andersen, LLP, as described in the Company's Form 8-K of July 10, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: November 14, 2002 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer

Certification

I, Elisabeth B. Robert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Vermont Teddy Bear Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer