Form 10-Q
period 2002-12-31
VERMONT TEDDY BEAR CO INC
filed 2003-02-14
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002 .

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No .

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 4,853,040 shares of Common Stock, $.05 par value per share, as of February 7, 2003.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

December 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARY

Consolidated Balance Sheet

	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 2,877,199	$ 12,231,990
Restricted cash	526,686	587,274
Accounts receivable, trade (net of allowance for doubtful accounts of $18,000 as of December 2002 and June 2002)	93,614	89,814
Inventories	5,642,318	3,954,959
Prepaid expenses and other current assets	619,844	292,462
Prepaid income taxes	14,645	26,955
Deferred income taxes	449,815	449,815
Total Current Assets	10,224,121	17,633,269

Property and equipment, net	7,932,880	8,076,773
Deposits and other assets	1,292,503	894,237
Note receivable	25,669	32,799
Total Assets	$ 19,475,173	$ 26,637,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of Credit	$ --	$ --
Current portion of long-term debt	783,000	--
Current portion of capital lease obligations	175,207	160,696
Accounts payable	3,710,527	3,143,959
Accrued expenses	1,158,871	1,356,814
Total Current Liabilities	5,827,605	4,661,469

Long-term debt, net of current portion	2,086,500	--
Capital lease obligations, net of current portion	5,012,125	5,107,897
Deferred income taxes	205,094	205,094
Total Liabilities	$ 13,131,324	$ 9,974,460

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69 shares, outstanding 18.3 shares, $183,000 liquidation value at December 31, 2002, and issued 69 shares, outstanding 69 shares, $690,000 liquidation value at June 30, 2002.	137,643	617,355

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares	1,368,000	1,332,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,025,326 shares and outstanding 4,853,040 shares at December 31, 2002, and issued 6,865,921 shares and outstanding 6,842,901 shares at June 30, 2002	401,266	343,296
Additional paid-in capital	12,896,915	11,678,456
Retained earnings	2,803,653	2,809,011
Treasury stock, at cost, 3,172,286 shares at December 31, 2002, and 23,020 shares at June 30, 2002	(11,263,628)	(117,500)
Total Stockholders' Equity	6,206,206	16,045,263

Total Liabilities and Stockholders' Equity	$ 19,475,173	$ 26,637,078

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2002 and 2001

(Unaudited)

Three Months Ended Six Months Ended

	2002	2001	2002	2001
Net Revenues	$ 9,290,099	$ 8,403,350	$ 14,374,035	$ 13,313,685
Cost of Goods Sold	3,615,253	3,277,304	5,567,508	5,211,724
Gross Profit	5,674,846	5,126,046	8,806,527	8,101,961

Operating Expenses:
Marketing and Selling Expenses	4,114,216	3,408,381	6,171,029	5,542,899
General and Administrative Expenses	1,247,972	1,093,604	2,329,321	2,102,056
	5,362,188	4,501,985	8,500,350	7,644,955
Operating Income	312,658	624,061	306,177	457,006
Interest Income	20,383	45,283	83,845	117,390
Interest Expense	(143,185)	(141,044)	(277,476)	(282,979)
Other Income	4,804	7,706	5,729	9,378
Income Before Income Taxes	194,660	536,006	118,275	300,795
Income Tax Provision	(77,864)	(214,500)	(47,310)	(120,416)
Net Income	116,796	321,506	70,965	180,379
Series A Preferred Stock Dividends	(18,000)	(18,000)	(36,000)	(36,000)
Series C Preferred Stock Dividends	(4,003)	(9,075)	(13,077)	(18,149)
Accretion of Original Issue Discount	(13,623)	(13,623)	(27,246)	(27,246)
Net Income (Loss) Available to Common Stockholders	$ 81,170	$ 280,808	$ (5,358)	$ 98,984

Basic Net Income Per Common Share	$.02	$.04	$(.00)	$.01

Diluted Net Income Per Common Share	$.02	$.04	$.00	$.02

Weighted Average Number of Common Shares Outstanding	5,275,566	6,836,151	6,067,582	6,835,398

Weighted Average Number of Diluted Common Shares Outstanding	5,851,064	8,490,805	7,012,306	8,564,423

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities
Net Income	$ 70,965	$ 180,379
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	478,153	433,969
Gain on disposal of fixed assets	(5,729)	(86)
Changes in assets and liabilities:
Accounts receivable, trade	(3,800)	(69,224)
Inventories	(1,687,359)	(108,181)
Prepaid and other current assets	(321,719)	(381,868)
Deposits and other assets	(345,279)	(6,381)
Accounts payable	566,568	(945,603)
Accrued expenses	(197,943)	(78,601)
Income taxes payable	12,310	(201,584)
Net cash used for operating activities	(1,433,833)	(1,177,180)

Cash flows from investing activities:
Purchases of property and equipment	(309,485)	(272,228)
Proceeds from sale of property and equipment	6,305	1,440
(Increase) Decrease in restricted cash	60,588	(5,155)
(Increase) Decrease of Note Receivable	7,130	(757)
Net cash used for investing activities	(235,462)	(276,700)

Cash flows from financing activities:
Borrowings of short-term debt	200,000	--
Borrowings of long-term debt	3,000,000	--
Payments of short-term debt	(200,000)	--
Payments of long-term debt	(130,500)	--
Principal payments of capital lease obligations	(81,262)	(68,485)
Issuance of common stock, exercise of stock options	685,471	5,020
Purchase of treasury stock	(11,146,128)	--
Payment of preferred stock dividends	(13,077)	(18,149)
Net cash used in financing activities	(7,685,496)	(81,614)

Net decrease in cash and cash equivalents for the period	(9,354,791)	(1,535,494)

Cash and cash equivalents, beginning of period	12,231,990	8,944,952

Cash and cash equivalents, end of period	$ 2,877,199	$ 7,409,458

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 276,060	$ 282,979
Cash paid for income taxes	$ 35,000	$ 322,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$ 506,958	--
Warrant modification	$ 84,000	--
Accretion of original issue discount	$ 27,246	$ 27,246

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

(2) Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and it's wholly owned subsidiary, SendAMERICA, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

(3) Use of Estimates

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

(4) Earnings Per Share

The following tables reconcile the net income (loss) and the weighted average common shares outstanding to the diluted net income (loss) and shares used in the computation of basic and diluted earnings per share:

Three Months Ended Six Months Ended

	12/31/02	12/31/01	12/31/02	12/31/01
Net Income (Loss) available to common stockholders used in basic EPS calculation	$ 81,170	$ 280,808	($ 5,358)	$ 98,984
Add: Dividends on Series C Preferred Stock	4,003	9,075	13,077	18,149
Accretion of original issue discount Attributable to Series C Preferred Stock	13,623	13,623	27,246	27,246
Net Income available to common stockholders used in diluted EPS calculation	$ 98,796	$ 303,506	$ 34,965	$ 144,379

Three Months Ended Six Months Ended
	12/31/02	12/31/01	12/31/02	12/31/01
Weighted average number of shares used in basic EPS calculation	5,275,566	6,836,151	6,067,582	6,835,398

Add: Common Shares Issuable Upon Exercise of:
Stock Options	779,883	1,227,263	910,509	1,325,623
Warrants	193,111	688,979	193,111	688,979
Convertible Preferred Stock	211,058	657,087	434,072	657,087
Total Common Shares Issuable	6,459,618	2,573,329	7,605,274	2,671,689

Less: Shares assumed to be repurchased under Treasury Stock method	(608,554)	(918,675)	(592,968)	(942,664)
Weighted average number of shares used in diluted EPS calculation	5,851,064	8,490,805	7,012,306	8,564,423

Diluted weighted average shares outstanding for the three and six months ended December 31, 2002 exclude 164,417 and 415,157 potential common shares from stock options, warrants, and convertible preferred stock because the price of the potential common shares was greater than the average market price of the common stock for that period. Diluted weighted average shares outstanding for the three and six months ended December 31, 2001 exclude 159,167 potential common shares from stock options, warrants, and convertible preferred stock because the price of the potential common shares was greater than the average market price of the common stock for that period.

(5) Recent Accounting Pronouncements

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

(6) Comprehensive Income

The comprehensive income and loss is the same as net loss for each period presented.

(7) Indebtedness

On September 27, 2002, the Company closed on two loan facilities with Banknorth N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 2.0 percent200 basis points. The revolving line of credit in the amount of $4,000,000 shall be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest shall be due. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 2.20 percent220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). On December 31, 2002 the LIBOR 30, 60, and 90 day interest rates plus 2.20 percent220 basis points were equal at 3.58. Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At December 31, 2002 there were no outstanding borrowings on the Banknorth N.A. revolving line of credit.

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

Under the terms of the Company's indebtedness, including its capital lease obligation, the Company is subject to certain affirmative and negative covenants. As of December 31, 2002, the Company was in compliance with these covenants.

(8) Issuer Tender Offer

On October 8, 2002, the Company announced the results of the August 21, 2002 Offer to Purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per share ("Issuer Tender Offer"). The offer, which was oversubscribed, expired on October 4, 2002. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with Continental Stock Transfer & Trust Company, the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon Pursuant to the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded that the maximum, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002.

On October 16, 2002, Banknorth N.A. funded the $3,000,000 fixed rate term loan which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's Common Stock pursuant to the aforementioned August 21, 2002 offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per shareIssuer Tender Offer.

(9) Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of the Gram delivery service, Retail Operations, and Corporate/ Wholesale (including licensing). The Gram delivery service is comprised of Bear-Gram delivery service, PajamaGram delivery service, and TastyGram delivery service. SendAMERICA, Inc. began doing business as the TastyGram delivery service in October 2002. The SendAMERICA segment will be referred to as the TastyGram segment for this and future reports.

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

SendAMERICA, Inc., a wholly owned subsidiary, is a business segment begun in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. SendAMERICA orders were placed via a toll free number, online at sendamerica.com or through a catalog. In October 2002, the Company focused the activities of SendAMERICA exclusively on food related gift products, under the service mark "TastyGram", delivered to recipients for special occasions and holidays. TastyGram orders are placed via a toll free number or online at tastygram.com.

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

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.

		"Gram Services"
THREE MONTHS ENDED 12/31/02	Bear-Gram Service	PajamaGram Service	TastyGram Service(*)	Retail Operations	Corporate/ Wholesale
Net Revenues	$6,854,444	$1,281,034	$168,845	$836,674	$149,102
Cost of Goods Sold	2,442,570	662,379	122,749	316,529	71,024
Gross Margin	$4,411,874	$618,655	$46,096	$520,145	$78,078
Gross Margin %	64.4%	48.3%	27.3%	62.2%	52.4%

		"Gram Services"
THREE MONTHS ENDED 12/31/01	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$7,187,692	--	$176,002	$764,086	$275,570
Cost of Goods Sold	2,719,638	--	105,716	308,113	143,837
Gross Margin	$4,468,054	--	$70,286	$455,973	$131,733
Gross Margin %	62.2%	--	39.9%	59.7%	47.8%

		"Gram Services"
SIX MONTHS ENDED 12/31/02	Bear-Gram Service	PajamaGram Service	TastyGram Service(*)	Retail Operations	Corporate/ Wholesale
Net Revenues	$10,195,900	$1,363,928	$174,653	$2,417,680	$221,874
Cost of Goods Sold	3,815,385	707,946	154,471	777,195	112,510
Gross Margin	$6,380,515	$655,982	$20,182	$1,640,485	$109,364
Gross Margin %	62.6%	48.1%	11.6%	67.9%	49.3%

		"Gram Services"
SIX MONTHS ENDED 12/31/01	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$10,545,606	--	$181,843	$2,178,623	$407,613
Cost of Goods Sold	4,119,520	--	111,897	758,086	222,221
Gross Margin	$6,426,086	--	$69,946	$1,420,537	$185,392
Gross Margin %	60.9%	--	38.5%	65.2%	45.5%

(*) SendAMERICA, Inc. began doing business as the TastyGram delivery service in October, 2002.

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

(10) Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. A description of the background and current status of this action appears in Part I, Item 2 of this report under the heading Commitments and Contingencies.

There are various other claims, lawsuits, and pending actions against the Company that are routine and incidental to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that claims will not be made against the Company in the future. Such claims, if material, may adversely affect the Company's businesses and results of operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their impact cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Results of Operations

Comparison of the three-month periods ended December 31, 2002 and 2001.

Net revenues for the three month period ended December 31, 2002 totaled $9,290,000, an increase of $887,000 from net revenues of $8,403,000 for the three month period ended December 31, 2001. By business segment, $1,281,000 in increased revenues were attributable to the test marketing of the Company's new PajamaGram gift delivery service segment during the three period ended December 31, 2002. Increased net revenues from retail store operations of $72,000 were a result of the opening of a second retail store location in Waterbury, Vermont which was not in operation during the three month period ended December 31, 2001. These increases were offset by decreases in Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues of $333,000, decreases in the Corporate/Wholesale segment of $126,000 as the result of decreased sales in the corporate affinity market, and decreases in the TastyGram segment of $7,000 for the three month period ended December 31, 2001.

Gross margin increased by $549,000 to $5,675,000 for the three month period ended December 31, 2002, from $5,126,000 for the three month period ended December 31, 2001. As a percentage of net revenues, gross margin remained consistent at 61.1 percent for the three month period ended December 31, 2002, as compared to 61.0 percent for the three month period ended December 31, 2001. The gross margin percent increased in the Bear-Gram segment this period primarily due to decreased unit manufacturing costs. Gross margins in the Retail segment increased for this period as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store. The gross margin percent in the Corporate/Wholesale segment increased due sales of product with higher unit margins during this period. The gross margin for the TastyGram gift service segment during the three month period ended December 31, 2002 was lower than the three month period ended December 31, 2001, as this segment absorbed costs associated with packaging and product fulfillment in the transition to the TastyGram servicemark.. Gross margins resulting from test marketing of the PajamaGram gift service segment, which were less as a percentage of net revenues than the Company's overall gross margin percent, partially offset the increased gross margin percent in the Company's other segments.

Selling expenses increased to $4,114,000, or 44.3 percent of net revenues, for the three month period ended December 31, 2002, from $3,408,000, or 40.6 percent of net revenues, for the comparable period ending December 31, 2001. This $706,000 increase was primarily due to the addition of $663,000 in new advertising expenses, which include radio and Internet costs, related to the launch of the Company's new PajamaGram segment, a $114,000 increase in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs, and increases in Retail segment expenses of $66,000 due to the opening of a retail location in Waterbury,VT which was not in operation during the three month period ended December 31, 2002. These increases were offset by decreased marketing and merchandising costs associated with the TastyGram segment of $100,000, decreases of $31,000 to call center and customer service costs, and decreases to Corporate/Wholesale expenses of $6,000.

General and administrative expenses increased to $1,248,000 for the three month period ended December 31, 2002 primarily due to increased information technology support costs, increased health insurance costs, and increased order processing fees from higher net revenues, compared to $1,094,000 for the three month period ended December 31, 2001. As a percentage of net revenues, general and administrative expenses increased to 13.4 percent for the three month period ended December 31, 2002, from 13.0 percent for the comparable period ended December 31, 2001.

Interest expense increased to $143,000 for the three month period ended December 31, 2002, compared to $141,000 for the comparable period ending December 31, 2001. Interest income decreased to $20,000 as a result of lower cash balances and lower interest rates in the three month period ended December 31, 2002, compared to $45,000 for the three month period ended December 31, 2001.

The Company has recorded a tax provision of approximately $78,000 for the three month period ended December 31, 2002, at an effective income tax rate of approximately 40.0 percent. The Company recorded a tax provision of approximately $215,000 for the comparable period ended December 31, 2001, at an effective income tax rate of approximately 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $4,000 and the accretion of an original issue discount of $14,000, the net income available to Common Stockholders for the three month period ended December 31, 2002 was $81,000, compared to a net income available to Common Stockholders of $281,000 for the three month period ended December 31, 2001.

Comparison of the six-month periods ended December 31, 2002 and 2001

Net revenues for the six month period ended December 31, 2002 totaled $14,374,000, an increase of $1,060,000 from net revenues of $13,314,000 for the six month period ended December 31, 2001. By business segment, $1,364,000 in increased revenues were attributable to the test marketing of the Company's new PajamaGram gift delivery service segment during the six period ended December 31, 2002. Increased net revenues from retail store operations of $239,000 were a result of the opening of a second retail store location in Waterbury, Vermont which was not in operation during the six month period ended December 31, 2001. These increases were offset by decreases in Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues of $350,000, decreases in the Corporate/Wholesale segment of $186,000 as the result of decreased sales in the corporate affinity market, and decreases in the TastyGram segment of $7,000 as compared to the six month period ended December 31, 2001.

Gross margin increased by $705,000 to $8,807,000 for the six month period ended December 31, 2002, from $8,102,000 for the six month period ended December 31, 2001. As a percentage of net revenues, gross margin increased to 61.3 percent for the six month period ended December 31, 2002, from 60.9 percent for the six month period ended December 31, 2001. The gross margin percent increased in the Bear-Gram segment this period primarily due to decreased unit manufacturing costs. Gross margins in the Retail segment increased for this period as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store. The gross margin percent in the Corporate/Wholesale segment increased due sales of product with higher unit margins during this period. The gross margin for the TastyGram gift service segment during the six month period ended December 31, 2002 was lower for the six month period ended December 31, 2001 as this segment absorbed costs associated with packaging and product fulfillment in the transition to the TastyGram servicemark . Gross margins resulting from test marketing of the PajamaGram gift service segment, which were less as a percentage of net revenues than the Company's overall gross margin percent, partially offset the Company's increased gross margin percent from other segments.

Selling expenses increased to $6,171,000, or 42.9 percent of net revenues, for the six month period ended December 31, 2002, from $5,543,000, or 41.6 percent of net revenues, for the comparable period ending December 31, 2001. This $628,000 increase was primarily due to the addition of $709,000 in new advertising expenses, which include radio and Internet costs, related to the launch of the Company's new PajamaGram segment, increases in Retail segment expenses of $127,000 due to the opening of a retail location in Waterbury,VT which was not in operation during the three month period ended December 31, 2002 and increases to Corporate/Wholesale expenses of $7,000. These increases were offset by decreased marketing and merchandising costs associated with the Company's wholly owned subsidiary SendAMERICA, Inc. of $123,000 which began doing business as the TastyGram gift delivery service in October 2002, decreases of $55,000 to call center and customer service costs, and a $37,000 decrease in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs.

General and administrative expenses increased to $2,329,000 for the six month period ended December 31, 2002 primarily due to increased information technology support costs, increased health insurance costs, and increased order processing fees from higher net revenues and legal costs associated with the protection of trademarks, compared to $2,102,000 for the six month period ended December 31, 2001. As a percentage of net revenues, general and administrative expenses increased to 16.2 percent for the six month period ended December 31, 2002, from 15.8 percent for the comparable period ended December 31, 2001.

Interest expense decreased to $277,000 for the six month period ended December 31, 2002, compared to $283,000 for the comparable period ending December 31, 2001. Interest income decreased to $84,000 as a result of lower cash balances and lower interest rates in the six month period ended December 31, 2002, compared to $117,000 for the six month period ended December 31, 2001.

The Company has recorded a tax provision of approximately $47,000 for the six month period ended December 31, 2002, at an effective income tax rate of approximately 40.0 percent. The Company recorded a tax benefit of approximately $120,000 for the comparable period ended December 31, 2001, at an effective income tax rate of approximately 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $36,000, the Series C Preferred Stock dividends of $13,000 and the accretion of an original issue discount of $27,000, the net loss available to Common Stockholders for the six month period ended December 31, 2002 was $5,000, compared to a net income available to Common Stockholders of $99,000 for the six month period ended December 31, 2001.

The following is a summary of the Company's contractual commitments and other obligations as of December 31, 2002. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Liquidity and Capital Resources
Fiscal Year	Long-Term Debt	Capital Lease Obligations	Operating Leases	Other Long-Term Obligations	Total
2003	456,318	329,337	504,945	217,490	1,508,090
2004	884,506	656,027	989,697	351,000	2,881,230
2005	630,665	656,027	852,819	184,333	2,323,844
2006	556,367	656,027	745,329	101,000	2,058,723
2007	472,603	656,027	531,013	68,500	1,728,143
Thereafter	169,070	5,958,912	1,709,481	50,917	7,888,380
	3,169,529	8,912,357	5,333,284	973,240	18,388,410
Less Amounts representing interest	(300,029)	(3,725,025)	-	-	(4,025,054)
Total	2,869,500	5,187,332	5,333,284	973,240	14,363,356

As of December 31, 2002, the Company's cash position decreased to $3,404,000, from $12,819,000 at June 30, 2002. Of the $3,404,000, $527,000 is classified as restricted cash; there was $587,000 of restricted cash at June 30, 2002. The largest component of the restricted cash is $458,000 restricted by a debt service reserve, which was required as part of the Company's loan agreement with Banknorth N.A., that is required to be maintained as part of the Company's sale-leaseback transaction. This $458,000 in restricted cash replaces the restricted cash with the Chittenden Bank (formerly Vermont National Bank). Cash decreases from the acquisition of treasury stock and an increase in inventory as the Company prepares for the Valentine's Day season were partially offset by borrowings from Banknorth N.A. and exercises of stock options in connection with the Issuer Tender Offer described in Note 8 to the Financial Statements.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock account:

	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2002	69.0	$617,355
Add: Accretion of original discount in connection with Series C Preferred Stock	-	27,246
Less: Series C, Preferred Stock converted to Common Stock	(50.7)	(506,958)

Balance Series C, Preferred Stock as of December 31, 2002	18.3	$137,643

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the six months ended December 31, 2002 and December 31, 2001, $13,077 and $18,149 of dividends respectively had been paid in cash dividends.

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

On August 21, 2002, the Company commenced the Issuer Tender Offer. The offer was subject to certain conditions as were described in the offering documents filed with the Securities and Exchange Commission on August 21, 2002 and amended on September 9, 2002 and on September 23, 2002 and expired at 5 p.m. Eastern Time on October 4, 2002. The offer was not conditioned on any minimum number of shares being tendered and was subject to proration if more than 3 million shares were tendered. At the commencement of the offer, the Company expected the maximum aggregate cost, including all fees and expenses applicable to the offer, to be approximately $10,750,000 and anticipated that its cash on hand plus the proceeds of loans from Banknorth N.A. would be sufficient to pay these costs. On September 27, 2002 the Company closed on two loan facilities: a term loan in an amount of $3,000,000 which may be used for the repurchase of the Company capital stock and a revolving line of credit in an amount up to $4,000,000 for working capital needs.

On October 4, 2002, Series C Preferred Stockholders tendered 524,985 shares of Common stock on an as converted basis in response to the Company's August 21, 2002 Offer to Purchase up to 3 million shares of Common Stock.

On October 8, 2002, the Company announced the results of the Issuer Tender Offer. The offer, which was oversubscribed, expired on October 4, 2002. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with Continental Stock Transfer & Trust Company, the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum the Company was authorized to purchase, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002.

On October 8, 2002, after proration, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 50.7 shares of Series C Preferred Stock into 482,745 shares of the Company's Common Stock.

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

There are various claims, lawsuits, and pending actions against the Company that are routine and incidental to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that claims will not be made against the Company in the future. Such claims, if material, may adversely affect the Company's businesses and results of operations.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Elisabeth B. Robert, Chief Executive Officer and Chief Financial Officer, and Mark J. Sleeper, Chief Accounting Officer, reviewed and participated in this evaluation. Based on this evaluation, Ms. Robert and Mr. Sleeper concluded that our disclosure controls and procedures are effective in promptly alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, and pending actions against the Company that are routine and incidental to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that claims will not be made against the Company in the future. Such claims, if material, may adversely affect the Company's businesses and results of operations.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Stockholders

On December 10, 2002, the Company held an Annual Meeting of Shareholders, at which the following matters were voted upon:

(1) Election of seven individuals to the Company's Board of Directors for the ensuing year.

Name	For	Withheld
Jason Bacon	2,352,372	68,218
Maxine Brandenburg	2,352,174	68,416
Robert Hamilton	2,352,671	67,919
Barbara Johnson	2,352,674	67,916
Fred Marks	2,351,646	68,944
Spencer Putnam	2,352,124	68,466
Elisabeth Robert	2,247,474	173,116

(2) Election of Directors by Series C Preferred Shareholders (Not applicable to Common Stockholders):

Name	For	Withheld
Thomas R. Shepherd	174,326	0
William Woo	174,326	0

(3) Ratification of the selection of Deloitte & Touche L.L.P. as the Company's independent public accountants for the 2003 fiscal year.

Votes cast for: 2,408,855 Votes cast against: 9,828 Abstentions: 1,507

All matters were approved by the Company's Shareholders.

Item 5. Other Information

On December 10, 2002, the Board of Directors appointed Mark J. Sleeper as Chief Accounting Officer, in addition to his position as Secretary of the Corporation. Mr. Sleeper will signing the Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On December 10, 2002 the Board of Directors revised the Audit Committee Charter and appointed new audit committee members to comply with new SEC regulations for audit committee member independence. The new audit committee is comprised of Jason Bacon as Chair, Maxine Brandenburg and Barbara Johnson. On January 8, 2003, the Audit Committee approved, in concept, the engagement of the Company's auditing firm, Deloitte & Touche, for tax services. Upon the Committee's recommendation, the Board The Committee authorized Elisabeth Robert to engage Deloitte & Touche for tax services. Ms. Robert is currently reviewing a proposal from Deloitte & Touche for these services.

Elisabeth B. Robert, the Company's Chief Executive Officer/Chief Financial Officer and Mark J. Sleeper, the Chief Accounting Officer, have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 99.1

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer, and Chief Financial Officer and Mark J. Sleeper, Chief Accounting Officer (filed herein).

99.2 Revised Audit Committee Charter (filed herein).

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: February 14, 2003 /s/ Elisabeth B. Robert ,

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

Date: February 14, 2003 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer

Certification

I, Mark J. Sleeper, certify that:

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

Date: February 14, 2003 /s/ Mark J. Sleeper ,

Mark J. Sleeper,

Chief Accounting Officer