Form 10-Q
period 2003-03-31
VERMONT TEDDY BEAR CO INC
filed 2003-05-15
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 .

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

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 4,855,109 shares of Common Stock, $.05 par value per share, as of May 8, 2003.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARY

Consolidated Balance Sheet
	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 5,542,637	$ 12,231,990
Restricted cash	529,653	587,274
Accounts receivable, trade (net of allowance for doubtful accounts of $18,000 as of March 2003 and June 2002)	51,857	89,814
Inventories	5,658,078	3,954,959
Prepaid expenses and other current assets	629,095	292,462
Prepaid income taxes	--	26,955
Deferred income taxes	449,815	449,815
Total Current Assets	12,861,135	17,633,269

Property and equipment, net	7,825,130	8,076,773
Deposits and other assets	1,033,192	894,237
Note receivable	22,042	32,799
Total Assets	$ 21,741,499	$ 26,637,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of Credit	$ --	$ --
Current portion of long-term debt	783,000	--
Current portion of capital lease obligations	178,039	160,696
Accounts payable	4,743,538	3,143,959
Accrued expenses	1,325,710	1,356,814
Income taxes payable	300,651	--
Total Current Liabilities	7,330,938	4,661,469

Long-term debt, net of current portion	1,890,750	--
Capital lease obligations, net of current portion	4,966,033	5,107,897
Deferred income taxes	205,094	205,094
Total Liabilities	$ 14,392,815	$ 9,974,460

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69 shares, outstanding 18.3 shares, $183,000 liquidation value at March 31, 2003, and issued 69 shares, outstanding 69 shares, $690,000 liquidation value at June 30, 2002.	151,266	617,355

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares	1,386,000	1,332,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,026,145 shares and outstanding 4,853,859 shares at March 31, 2003, and issued 6,865,921 shares and outstanding 6,842,901 shares at June 30, 2002	401,307	343,296
Additional paid-in capital	12,898,975	11,678,456
Retained earnings	3,774,764	2,809,011
Treasury stock, at cost, 3,172,286 shares at March 31, 2003, and 23,020 shares at June 30, 2002	(11,263,628)	(117,500)
Total Stockholders' Equity	7,197,418	16,045,263

Total Liabilities and Stockholders' Equity	$ 21,741,499	$ 26,637,078

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Three and Nine Months Ended March 31, 2003 and 2002

(Unaudited)

Three Months Ended Nine Months Ended

	2003	2002	2003	2002
Net Revenues	$14,528,266	$14,522,438	$28,902,301	$27,836,123
Cost of Goods Sold	5,393,461	4,896,181	10,960,968	10,107,905
Gross Profit	9,134,805	9,626,257	17,941,333	17,728,218

Operating Expenses:
Marketing and Selling Expenses	5,822,239	5,597,071	11,993,269	11,139,970
General and Administrative Expenses	1,489,422	1,360,306	3,818,743	3,462,362
	7,311,661	6,957,377	15,812,012	14,602,332
Operating Income	1,823,144	2,668,880	2,129,321	3,125,886
Interest Income	20,716	60,325	104,561	177,715
Interest Expense	(168,122)	(140,050)	(445,598)	(423,029)
Other Income	--	7,500	5,729	16,878
Income Before Income Taxes	1,675,738	2,596,655	1,794,013	2,897,450
Income Tax Provision	(670,295)	(908,829)	(717,605)	(1,029,245)
Net Income	1,005,443	1,687,826	1,076,408	1,868,205
Series A Preferred Stock Dividends	(18,000)	(18,000)	(54,000)	(54,000)
Series C Preferred Stock Dividends	(2,709)	(8,877)	(15,786)	(27,026)
Accretion of Original Issue Discount	(13,623)	(13,623)	(40,869)	(40,869)
Net Income Available to Common Stockholders	$ 971,111	$ 1,647,326	$ 965,753	$ 1,746,310

Basic Net Income Per Common Share	$0.20	$0.24	$0.17	$0.26

Diluted Net Income Per Common Share	$0.18	$0.20	$0.16	$0.22

Weighted Average Number of Common Shares Outstanding	4,853,372	6,839,448	5,665,845	6,836,738

Weighted Average Number of Diluted Common Shares Outstanding	5,477,490	8,368,769	6,501,398	8,283,211

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Net income	$ 1,076,408	$ 1,868,205
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	693,898	657,593
Gain on disposal of fixed assets	(5,729)	(86)
Changes in assets and liabilities:
Accounts receivable, trade	37,957	101,616
Inventories	(1,703,119)	860,990
Prepaid and other current assets	(330,970)	(298,207)
Deposits and other assets	(98,643)	(28,422)
Accounts payable	1,599,579	468,168
Accrued expenses	(31,104)	52,676
Income taxes payable	327,606	704,939
Net cash provided by operating activities	1,565,883	4,387,472

Cash flows from investing activities:
Purchases of property and equipment	(404,805)	(495,916)
Proceeds from sale of property and equipment	6,305	2,340
Decrease (increase) in restricted cash	57,621	(7,024)
Decrease of note receivable	10,757	7,819
Net cash used for investing activities	(330,122)	(492,781)

Cash flows from financing activities:
Borrowings of short-term debt	200,000	--
Borrowings of long-term debt	3,000,000	--
Payments of short-term debt	(200,000)	--
Payments of long-term debt	(326,250)	--
Principal payments of capital lease obligations	(124,522)	(104,087)
Issuance of common stock, exercise of stock options	687,572	10,019
Purchase of treasury stock	(11,146,128)	--
Payment of preferred stock dividends	(15,786)	(27,026)
Warrant repurchase	--	(768,595)
Net cash used in financing activities	(7,925,114)	(889,689)

Net (decrease) increase in cash and cash equivalents for the period	(6,689,353)	3,005,002

Cash and cash equivalents, beginning of period	12,231,990	8,944,952

Cash and cash equivalents, end of period	$ 5,542,637	$ 11,949,954

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 431,738	$ 423,029
Cash paid for income taxes	$ 390,000	$ 324,306

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$ 506,958	--
Warrant modification	$ 84,000	--
Accretion of original issue discount	$ 40,869	$ 40,869

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

(2) Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and its wholly owned subsidiary, SendAMERICA, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

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

(4) Earnings Per Share

The following tables reconcile the net income and the weighted average common shares outstanding to the diluted net income and shares used in the computation of basic and diluted earnings per share:

Three Months Ended Nine Months Ended

	03/31/03	03/31/02	03/31/03	03/31/02
Net Income available to common stockholders used in basic EPS calculation	$ 971,111	$1,647,326	$965,753	$1,746,310
Add: Dividends on Series C Preferred Stock	2,709	8,877	15,786	27,026
Accretion of original issue discount attributable to Series C Preferred Stock	13,623	13,623	40,869	40,869
Net Income available to common stockholders used in diluted EPS calculation	$ 987,443	$1,669,826	$1,022,408	$1,814,205

Three Months Ended Nine Months Ended
	03/31/03	03/31/02	03/31/03	03/31/02
Weighted average number of shares used in basic EPS calculation	4,853,372	6,839,448	5,665,789	6,836,738

Add: Common shares issuable upon exercise of:
stock options	967,008	1,333,233	1,071,431	1,229,584
warrants	193,111	193,111	193,111	193,111
convertible preferred stock	174,326	657,087	348,120	657,087
Total Common shares issuable	6,187,817	9,022,879	7,278,451	8,916,520

Less: Shares assumed to be repurchased under Treasury stock method	(710,327)	(654,110)	(777,053)	(633,309)
Weighted average number of shares used in diluted EPS calculation	5,477,490	8,368,769	6,501,398	8,283,211

Diluted weighted average shares outstanding for the three and nine months ended March 31, 2003 exclude 22,000 and 73,500 potential common shares from stock options because the price of the potential common shares was greater than the average market price of the common stock for that period. Diluted weighted average shares outstanding for the three and nine months ended March 31, 2002 exclude 56,000 potential common shares from stock options because the price of the potential common shares was greater than the average market price of the common stock for that period.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of SFAS No. 145 on July 1, 2002.

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

(6) Indebtedness

On September 27, 2002, the Company closed on two loan facilities with Banknorth N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 2.0 percent200 basis points. The revolving line of credit in the amount of $4,000,000 shall be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest shall be due. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 2.20 percent220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At March 31, 2003 there were no outstanding borrowings on the Banknorth N.A. revolving line of credit.

In connection with the two loan facilities with Banknorth N.A., the Company amended the lease agreement with its lessor in the sale-leaseback transaction involving its factory headquarters in Shelburne, VT to incorporate the terms of lessor's refinancing of the building at a lower interest rate. Under the lease amendment, the lessor agreed to pass along interest savings by way of reduced rent payments under the lease agreement with the Company. In consideration for the lease amendment, the Company extended the period of exercise on the lessor's previously issued warrants until September 27, 2009. The Company will amortize the fair value of the warrant modification, $84,000, to interest expense over the remaining lease term of approximately 15 years.

Under the terms of the Company's indebtedness, including its capital lease obligation, the Company is subject to certain affirmative and negative covenants. As of March 31,2003, the Company was in compliance with these covenants.

(7) Issuer Tender Offer

On October 8, 2002, the Company announced the results of the August 21, 2002 offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("Issuer Tender Offer"). A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon Pursuant to the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded that the maximum, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002.

On October 16, 2002, Banknorth N.A. funded the $3,000,000 fixed rate term loan which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's common stock pursuant to the aforementioned August 21, 2002 offer to purchase up to 3 million shares of the Company's Common Stock at a purchase price of $3.50 per shareIssuer Tender Offer.

(8) Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by the Chief Executive Officer in assessing performance and resource allocation. The Company has determined that its reportable segments consist of the Gram delivery service, Retail Operations, and Corporate/ Wholesale (including licensing). The Gram delivery service is comprised of Bear-Gram delivery service, PajamaGram delivery service, and TastyGram delivery service. SendAMERICA, Inc. began doing business as the TastyGram delivery service in October 2002. The SendAMERICA segment will be referred to as the TastyGram segment for this and future reports.

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

The Retail Operation segment involves a retail location and family tours of its teddy bear factory in Shelburne, located ten miles south of Burlington, Vermont. The Company also has a newly opened retail store located on Route 100 in Waterbury, Vermont. In an effort to make a visit to the stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both stores, where visitors can participate in the creation of their own teddy bear.

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
		"Gram Services"
THREE MONTHS ENDED 03/31/03	Bear-Gram Service	PajamaGram Service	TastyGram Service(*)	Retail Operations	Corporate/ Wholesale
Net Revenues	$12,151,047	$1,785,435	$147,425	$404,546	$39,813
Cost of Goods Sold	4,304,460	806,829	116,965	148,302	16,905
Gross Margin	$7,846,587	$978,606	$30,460	$256,244	$22,908
Gross Margin %	64.6%	54.8%	20.7%	63.3%	57.5%

		"Gram Services"
THREE MONTHS ENDED 03/31/02	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$13,918,500	--	$71,844	$419,985	$112,109
Cost of Goods Sold	4,640,536	--	46,778	157,357	51,510
Gross Margin	$9,277,964	--	$25,066	$262,628	$60,599
Gross Margin %	66.7%	--	34.9%	62.5%	54.1%

		"Gram Services"
NINE MONTHS ENDED 03/31/03	Bear-Gram Service	PajamaGram Service	TastyGram Service(*)	Retail Operations	Corporate/ Wholesale
Net Revenues	$22,346,948	$3,149,363	$322,077	$2,822,226	$261,687
Cost of Goods Sold	8,119,846	1,514,775	271,435	925,497	129,415
Gross Margin	$14,227,102	$1,634,588	$50,642	$1,896,729	$132,272
Gross Margin %	63.7%	51.9%	15.7%	67.2%	50.5%

		"Gram Services"
NINE MONTHS ENDED 03/31/02	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$24,464,106	--	$253,687	$2,598,608	$519,722
Cost of Goods Sold	8,760,056	--	158,674	915,444	273,731
Gross Margin	$15,704,050	--	$95,013	$1,683,164	$245,991
Gross Margin %	64.2%	--	37.5%	64.8%	47.3%

(*) SendAMERICA, Inc. began doing business as the TastyGram delivery service in October, 2002.

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

(9) Legal Proceedings

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

Results of Operations

Comparison of the three-month periods ended March 31, 2003 and 2002.

Net revenues for the three month period ended March 31, 2003 totaled $14,528,000, an increase of $6,000 from net revenues of $14,522,000 for the three month period ended March 31, 2002. By business segment, $1,785,000 in increased revenues were attributable to the marketing of the Company's new PajamaGram gift delivery service segment, and $76,000 in increased revenues were attributable to the TastyGram segment during the three month period ended March 31, 2003. These increases were offset by decreases in Bear-Gram gift delivery service revenues of $1,768,000, decreases in the Corporate/Wholesale segment of $72,000 as the result of decreased sales in the corporate affinity market, and decreases in the Retail segment of $15,000, for the three month period ended March 31, 2003.

Gross margin decreased by $491,000 to $9,135,000 for the three month period ended March 31, 2003, from $9,626,000 for the three month period ended March 31, 2002. As a percentage of net revenues, gross margin decreased to 62.9 percent for the three month period ended March 31, 2003, as compared to 66.3 percent for the three month period ended March 31, 2002. The gross margin percent decreased in the Bear-Gram segment this period primarily due to increased shipping costs and higher unit costs based on product mix. The gross margin for the TastyGram gift service segment during the three month period ended March 31, 2003 was lower than the three month period ended March 31, 2002, as this segment absorbed costs associated with packaging and product fulfillment in the transition to the TastyGram servicemark. These decreases in gross margin were partially offset by increased gross margins in the Retail and Corporate/Wholesale segments. The gross margin in the Retail segment increased for this period as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store. The gross margin percent in the Corporate/Wholesale segment increased due to sales of product with higher unit margins during this period. Gross margins from the new PajamaGram gift service segment, which were less as a percentage of net revenues than the Company's overall gross margin percent, also contributed to the Company's decreased gross margin percent.

Selling expenses increased to $5,822,000, or 40.1 percent of net revenues, for the three month period ended March 31, 2003, from $5,597,000, or 38.5 percent of net revenues, for the comparable period ending March 31, 2002. This $225,000 increase was primarily due to the addition of $561,000 in new advertising expenses, which include radio and Internet costs, related to the marketing of the Company's new PajamaGram segment, and increases in Retail segment expenses of $42,000 due to the opening of a retail location in Waterbury,VT which was not in operation during the three month period ended March 31, 2002. These increases were offset by decreases of $271,000 to call center and customer service costs, decreased marketing and merchandising costs associated with the TastyGram segment of $106,000, and a $1,000 decrease in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs.

General and administrative expenses increased to $1,489,000 for the three month period ended March 31, 2003 primarily due to increases in health insurance costs, compared to $1,360,000 for the three month period ended March 31, 2002. As a percentage of net revenues, general and administrative expenses increased to 10.3 percent for the three month period ended March 31, 2003, from 9.4 percent for the comparable period ended March 31, 2002.

Interest expense increased to $168,000 for the three month period ended March 31, 2003, compared to $140,000 for the comparable period ending March 31, 2002. Interest income decreased to $21,000 as a result of lower cash balances and lower interest rates in the three month period ended March 31, 2003, compared to $60,000 for the three month period ended March 31, 2002.

The Company has recorded a tax provision of approximately $670,000 for the three month period ended March 31, 2003, at an effective income tax rate of approximately 40.0 percent. The Company recorded a tax provision of approximately $909,000 for the comparable period ended March 31, 2002, at an effective income tax rate of approximately 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $3,000 and the accretion of an original issue discount of $14,000, the net income available to Common Stockholders for the three month period ended March 31, 2003 was $971,000, compared to a net income available to Common Stockholders of $1,647,000 for the three month period ended March 31, 2002.

Comparison of the nine-month periods ended March 31, 2003 and 2002

Net revenues for the nine month period ended March 31, 2003 totaled $28,902,000, an increase of $1,066,000 from net revenues of $27,836,000 for the nine month period ended March 31, 2002. By business segment, $3,149,000 in increased revenues were attributable to the marketing of the Company's new PajamaGram gift delivery service segment during the nine month period ended March 31, 2003. Increased net revenues from retail store operations of $224,000 were a result of the opening of a second retail store location in Waterbury, Vermont which was not in operation during the nine month period ended March 31, 2002, and increased revenues in the TastyGram segment of $68,000. These increases were offset by decreases in Bear-Gram gift delivery service revenues of $2,117,000, and decreases in the Corporate/Wholesale segment of $258,000 as compared to the nine month period ended March 31, 2002.

Gross margin increased by $213,000 to $17,941,000 for the nine month period ended March 31, 2003, from $17,728,000 for the nine month period ended March 31, 2002. As a percentage of net revenues, gross margin decreased to 62.1 percent for the nine month period ended March 31, 2003, from 63.7 percent for the nine month period ended March 31, 2002. The gross margin percent decreased in the Bear-Gram segment this period primarily due to increased shipping costs and higher unit costs based on product mix. The gross margin for the TastyGram gift service segment during the nine month period ended March 31, 2003 was lower than the nine month period ended March 31, 2002, as this segment absorbed costs associated with packaging and product fulfillment in the transition to the TastyGram servicemark. These decreases in gross margin were partially offset by increased gross margins in the Retail and Corporate/Wholesale segments. The gross margin in the Retail segment increased for this period as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store. The gross margin percent in the Corporate/Wholesale segment increased due to sales of product with higher unit margins during this period. Gross margins from the new PajamaGram gift service segment, which were less as a percentage of net revenues than the Company's overall gross margin percent, also contributed to the Company's decreased gross margin percent.

Selling expenses increased to $11,993,000, or 41.5 percent of net revenues, for the nine month period ended March 31, 2003, from $11,140,000, or 40.0 percent of net revenues, for the comparable period ending March 31, 2002. This $853,000 increase was primarily due to the addition of $1,270,000 in new advertising expenses, which include radio and Internet costs, related to the marketing of the Company's new PajamaGram segment, increases in Retail segment expenses of $169,000 due to the opening of a retail location in Waterbury,VT which was not in operation during the nine month period ended March 31, 2002 and increases to Corporate/Wholesale expenses of $7,000. These increases were offset by decreases of $327,000 to call center and customer service costs, decreases in marketing and merchandising costs associated with the Company's wholly owned subsidiary SendAMERICA, Inc. of $228,000 which began doing business as the TastyGram gift delivery service in October 2002, and a $38,000 decrease in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs.

General and administrative expenses increased to $3,819,000 for the nine month period ended March 31, 2003 primarily due to increases in information technology support costs, health insurance costs, order processing fees from higher net revenues, and legal costs associated with the protection of trademarks, compared to $3,462,000 for the nine month period ended March 31, 2002. As a percentage of net revenues, general and administrative expenses increased to 13.2 percent for the nine month period ended March 31, 2003, from 12.4 percent for the comparable period ended March 31, 2002.

Interest expense increased to $446,000 for the nine month period ended March 31, 2003, compared to $423,000 for the comparable period ending March 31, 2002. Interest income decreased to $105,000 as a result of lower cash balances and lower interest rates in the nine month period ended March 31, 2003, compared to $178,000 for the nine month period ended March 31, 2002.

The Company has recorded a tax provision of approximately $718,000 for the nine month period ended March 31, 2003, at an effective income tax rate of approximately 40.0 percent. The Company recorded a tax provision of approximately $1,029,000 for the comparable period ended March 31, 2002, at an effective income tax rate of approximately 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $54,000, the Series C Preferred Stock dividends of $16,000 and the accretion of an original issue discount of $41,000, the net income available to Common Stockholders for the nine month period ended March 31, 2003 was $966,000 compared to a net income available to Common Stockholders of $1,746,000 for the nine month period ended March 31, 2002.

The following is a summary of the Company's contractual commitments and other obligations as of March 31, 2003. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Liquidity and Capital Resources
Fiscal Year	Long-Term Debt	Capital Lease Obligations	Operating Leases	Other Long-Term Obligations	Total
2003	226,987	164,007	249,809	108,745	749,547
2004	884,506	656,027	917,460	351,000	2,808,993
2005	630,665	656,027	756,503	184,333	2,227,528
2006	556,367	656,027	623,417	101,000	1,936,811
2007	472,603	656,027	408,589	68,500	1,605,719
Thereafter	169,070	5,958,912	1,293,864	50,917	7,472,763
	2,940,198	8,747,027	4,249,641	864,495	16,801,361
Less Amounts representing interest	(266,448)	(3,602,955)	-	-	(3,869,403)
Total	2,673,750	5,144,072	4,249,641	864,495	12,931,958

As of March 31, 2003, the Company's cash position decreased to $6,072,000, from $12,819,000 at June 30, 2002. Of the $6,072,000, $530,000 is classified as restricted cash; there was $587,000 of restricted cash at June 30, 2002. The largest component of the restricted cash is $460,000 restricted by a debt service reserve, which was required as part of the loan agreement with Banknorth N.A., that is required to be maintained as part of the Company's sale-leaseback transaction. Cash decreases from the acquisition of treasury stock and an increase in inventory as the Company prepares for the Mother's Day season were partially offset by increases in accounts payable, borrowings from Banknorth N.A. and exercises of stock options in connection with the Issuer Tender Offer described in Note 8 to the financial statements.

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

The following table shows the shares and dollar amounts of changes to the Series C Preferred Stock account:
	Shares	Amount
Balance Series C, Preferred Stock as of June 30, 2002	69.0	$617,355
Add: Accretion of original discount in connection with Series C Preferred Stock	-	40,869
Less: Series C, Preferred Stock converted to Common Stock	(50.7)	(506,958)

Balance Series C, Preferred Stock as of March 31, 2003	18.3	$151,266

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. For the nine months ended March 31, 2002 and March 31, 2002, $15,786 and $27,026 of dividends respectively had been paid in cash dividends.

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

On October 8, 2002, the Company announced the results of the Issuer Tender Offer. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum the Company was authorized to purchase, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002.

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

Commitments & Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgement on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgement was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgement and, as settlement discussions have been unsuccessful, has posted a bond to stay enforcement of the judgement pending its appeal, which was argued on November 1, 2002. The Company continues to await a decision on the appeal. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgement is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

There were no matters submitted to a vote of stockholders for the quarter ended March 31, 2003.

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

On January 8, 2003, the Audit Committee approved, in concept, the engagement of the Company's auditing firm, Deloitte & Touche, for tax services. Upon the Committee's recommendation, the Board The Committee authorized Elisabeth Robert to engage Deloitte & Touche, LLP for tax services. Ms. Robert engaged Deloitte & Touche for preparation of the fiscal year 2002 state and federal corporate and tax returns.

Elisabeth B. Robert, the Company's Chief Executive Officer/Chief Financial Officer and Mark J. Sleeper, the Chief Accounting Officer, have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 99.1

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer, and Chief Financial Officer and Mark J. Sleeper, Chief Accounting Officer (filed herein).

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: May 15, 2003 /s/ Elisabeth B. Robert ,

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

Date: May 15, 2003 /s/ Elisabeth B. Robert ,

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

Date: May 15, 2003 /s/ Mark J. Sleeper ,

Mark J. Sleeper,

Chief Accounting Officer