Form 10-K
period 2003-06-30
VERMONT TEDDY BEAR CO INC
filed 2003-09-29
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______________

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003.

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer(as defined in Exchange Act Rule 12b-2) Yes ; No X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average high and low prices of such stock on December 31, 2002, as reported on NASDAQ, was $ 10,161,490.

As of September 17, 2003, there were 8,040,595 shares of the issuer's common stock issued and 4,868,309 shares outstanding.

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K:

Proxy Statement for 2003 Annual Meeting of the issuer's stockholders: Part III, Items 10, 11, 12 and 13.

The Vermont Teddy Bear Co., Inc.

2003 Form 10-K Annual Report

Table of Contents

PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON THE COMPANY'S CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE VERMONT TEDDY BEAR CO., INC. AND ITS INDUSTRY. THESE FORWARD -LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Item 1. Business

Founded in 1981 and incorporated in 1984, The Vermont Teddy Bear Co., Inc. (the "Company"), with its principal offices located at 6655 Shelburne Road, Shelburne, Vermont, is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the Bear-Gram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. In recent years, the Company extended its product offering in the gift delivery business under the service marks "SendAMERICA" and "PajamaGram". In December 2000, SendAMERICA, Inc., which is a wholly owned subsidiary of the Company, was introduced to offer a variety of American handcrafted gift products including food, jewelry, home décor and craft items. The PajamaGram gift delivery service, launched in April 2002, offers a variety of pajamas and related sleepwear and spa products packaged with lavender tub tea and a personalized card in a keepsake organza hat-box, and delivered in a colorful gift box. In July 2002, the Company decided to focus the activities of SendAMERICA, Inc. exclusively on food related gift products under the service mark "TastyGram". The TastyGram gift delivery service includes regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. A TastyGram gift is also delivered in a colorful gift box complete with a personalized greeting card. In August of 2003, the Company completed the acquisition of Calyx & Corolla, Inc. (see Note 14, in the consolidated financial statement, subsequent events). Calyx & Corolla, founded in 1988, is a direct marketer of premium, direct-from-the-grower flowers and plants. Calyx & Corolla will be operated as a principal business segment of the Company.

Principal Business Segments and Distribution Methods

The Company has identified the following segments within its business on which it will separately report certain financial results: the "Gram" gift delivery services, including the Bear-Gram gift delivery service, the PajamaGram gift delivery service, and the TastyGram gift delivery service; Retail Store Operations; and Corporate/Wholesale. Revenues and gross margins for each of the Company's segments are reported in footnote 13 to the Consolidated Financial Statements included with this Annual Report. The largest of the Company's business segments is the Bear-Gram Service comprising 76.3 percent of the Company's net revenue for the fiscal year ended June 30, 2003. PajamaGram Service and the TastyGram Service represent 13.1 percent and 1.1 percent of net revenues for fiscal year ended June 30, 2003, respectively.

The Company also distributes its teddy bear products through Retail Store Operations and through its Corporate/Wholesale segments. The Company's Retail Store Operations represented 8.6 percent of net revenues, and the Corporate/Wholesale programs were 0.9 percent of net revenues for the fiscal year ended June 30, 2003. Revenues from sales of PajamaGram and TastyGram gifts in the Retail and Corporate/Wholesale segments were negligible for the fiscal year ended June 30, 2003. It is possible the Company will distribute its PajamaGram and TastyGram products in these segments in the future.

Primary Business Segments

(12 months ended June 30)
	2003	2002	2001	2000	1999

"Gram Services"
Bear-Gram Service*	76.3%	88.3%	90.5%	85.3%	84.0%
PajamaGram Service	13.1%	0.8%	-	-	-
TastyGram Service	1.1%	0.9%	0.1%	-	-
Retail Store Operations	8.6%	8.4%	8.3%	8.4%	11.2%
Corporate/Wholesale	0.9%	1.6%	1.1%	6.3%	4.8%

* Excludes Bear-Gram revenues from retail operations.

Bear-Gram Service. The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new babies, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. The Company positions its Bear-Gram gift delivery service as a "creative alternative to flowers". Approximately 64 percent of Bear-Gram gifts are purchased by men, often at the last minute. Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 155 different teddy bear outfits to further customize the gift. Every Bear-Gram gift includes a customized teddy bear made in the Company's Shelburne or Newport, Vermont factories, which can be further personalized with optional embroidery or artwork on the outfit, a candy treat, and a personal message on a card all delivered in a colorful box with an "airhole". Orders for the Bear-Gram delivery service are placed by calling a toll-free telephone number (1-800-829-BEAR) and speaking with Company sales representatives called Bear Counselors, or entering orders on line at the Company's website (www.vermontteddybear.com). On-line orders have been increasing; 62 percent of total orders in the Bear-Gram gift delivery service segment were placed on line during the month of June 2003 as compared to 52 percent in June 2002. Orders, including those with personalization, placed by 4:00 p.m. online or 5:00 p.m. over the phone Monday through Friday can be shipped the same day for guaranteed overnight and Saturday delivery. Packages are allocated after determining the lowest delivery service cost, among five different parcel carriers, with Federal Express being the primary carrier of next-day and two-day air. UPS is the primary ground service carrier and DHL is the primary International carrier. Approximately 76 percent of Bear-Gram orders are delivered using either overnight or second day services. In February 2003, for the Valentine's Day holiday, the Company successfully received orders until midnight on February 13 for guaranteed next day delivery.

The Company uses primarily direct response radio advertising, supported visually by the Internet, to market its Bear-Gram gift delivery service. The combination of direct response radio and the Internet represent 92.8 percent of net revenues in the Bear-Gram segment for the fiscal year ended June 30, 2003. The Company includes the sales from orders placed on its vermontteddybear.com Internet website with sales generated by direct response radio as the Company believes the majority of traffic to the website is generated by radio advertising. All radio advertisements are tagged with the website address in addition to its toll-free number. Other avenues of marketing the Bear-Gram delivery service are direct mail catalogs and print advertisements primarily in magazines which together represent 7.2 percent of Bear-Gram net revenues for the same twelve-month period. The Company introduced its first catalog for Christmas of 1992, and has an in-house mailing list in excess of 3,090,000 unique names. During the twelve months ended June 30, 2003, more than 47.7 million circulated pages were mailed to prospective customers.

Primary Distribution Methods for the Bear-Gram Segment

(12 months ended June 30)
	2003	2002	2001	2000	1999
Radio/Internet	92.8%	91.6%	91.4%	90.2%	87.6%
Direct Mail/Print	7.2%	8.4%	8.6%	9.8%	12.4%

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

In July 2002, the Company decided to focus the activities of SendAMERICA, Inc. exclusively on food-related gift products, as this was the most successful category of SendAMERICA gift products. In October 2002, SendAMERICA, which will remain a wholly owned subsidiary of the Company, began doing business as the TastyGram gift delivery service selling a variety of regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. Orders placed at tastygram.com or by calling toll free 1-800-82-Tasty.

Through proprietary technology, customer orders are processed and forwarded electronically via the Internet to the "food" supplier. The supplier prints a personalized card, picking instructions, and a prepared shipping label from the order information received. The suppliers prepare their unique products for shipping with packaging that incorporates TastyGram labeling. The Company coordinates pickup of the gift item at the artisan's location by Federal Express for delivery.

Sales generated from the combination of Internet and radio advertising represent 100% of net revenues in the TastyGram segment for the fiscal year ended June 30, 2003. Beginning in October 2002, the TastyGram gift delivery service was marketed via the Internet and direct response radio in a manner similar to the Bear-Gram and PajamaGram services.

PajamaGram Service. The Company launched its second new initiative in the gift delivery business in April 2002, introducing the PajamaGram gift service with a test radio advertising campaign for the Mother's Day 2002 selling season. The PajamaGram service is modeled after the Bear-Gram gift delivery business, providing customers with a convenient gift which includes an item from our broad assortment of pajamas, gowns, robes and spa products delivered with a free gift card, lavender bath tea, and a "do not disturb" sign all in a keepsake hatbox. PajamaGram gifts are ordered online at pajamagram.com or via Pajama Counselors toll free at 1-800-GIVE-PJS and delivery options are comparable to what is offered for Bear-Gram gifts. The service is targeted to appeal to female customers, in order to broaden the Vermont Teddy Bear Company's predominately male customer base. During the fiscal year ended June 30, 2003, approximately forty-one percent of PajamaGram gifts were purchased by women. "The PajamaGram Company" is positioned as a "sister company" of The Vermont Teddy Bear Company for branding purposes while it remains a business segment within the corporate structure of the Company.

Net revenues for the PajamaGram service were generated from the combination of direct response radio, the Internet, and a small test catalog for the Mother's Day Holiday season during the fiscal year ended June 30, 2003.

Calyx and Corolla. In August of 2003, the Company completed the acquisition of Calyx & Corolla, Inc. (see note 14, in the consolidated financial statements, subsequent events). Calyx & Corolla, founded in 1988, is a direct marketer of premium direct-from-the-grower flowers and plants. Calyx & Corolla will be operated as a principal business segment of the Company.

Retail Store Operations. The retail operations business segment accounted for 8.6 percent of net revenues for the fiscal year ended June 30, 2003. The Company's factory retail store actively promotes family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. In June 2002, the Company opened a second retail store in Waterbury, Vermont. Both stores feature a variety of Vermont Teddy Bears, the Company's new line of imported teddy bears including the Make-A-Friend-For-Life products, and other teddy bear related items, including apparel, many of which feature the Company's logo.

Corporate/Wholesale. The Corporate/Wholesale business segment accounted for 0.9 percent of net revenues for fiscal year ended June 30, 2003. While some corporate affinity programs involve the Company's Vermont Teddy Bear brand bear, manufactured in its Vermont factories, the largest orders, including wholesale orders, involve teddy bear products designed by the Company and manufactured off shore. Each corporate and wholesale program is tailored to meet the needs of its customers and every teddy bear, whether imported or made domestically, carries a lifetime guarantee.

The Company sold a negligible amount of TastyGram products through its Shelburne retail store and its corporate/wholesale segment during the year ended June 30, 2003. The Company does not currently sell any of its PajamaGram products through its retail or corporate/wholesale business segments.

Development of the Business

The Bear-Gram delivery service was first introduced on a small scale in 1985. Throughout the 1980's, however, the Company's marketing efforts focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its Bear-Gram delivery service on radio station WHTZ ("Z-100") in New York City, positioning it as a novel gift for Valentine's Day, and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the service was expanded to other major radio markets across the country. Primarily through the Bear-Gram delivery service, the Company has increased its net revenues from approximately $351,000 in 1989 (the year prior to the initial New York City Bear-Gram campaign) to approximately $40,275,000 in 2003. Expansion of its radio marketing principally in the Northeast fueled rapid growth through 1995. After a brief period of retail expansion with the addition of three stores in New York, Maine and New Hampshire that subsequently were closed, the Company refocused its marketing efforts in fiscal 1998 on direct response radio and experienced another period of growth. The Company continues to expand its radio advertising campaign nationally complemented by an Internet website and certain online marketing and direct mail programs. Retail Operations include the Company's Shelburne factory store and a recently opened satellite store in Waterbury, Vermont.

Since 1990, the Company has expanded the radio advertising of its Bear-Gram delivery service beyond New York City, to include other metropolitan areas and syndicated radio programs carried by stations across the United States, with significant expansion occurring in the past six years. During its fiscal year ended June 30, 2003, the Company regularly placed advertising on 305 radio stations in 90 radio market areas in the United States. For Valentine's Day in fiscal year ended June 30, 2003, the Company advertised on approximately 527 radio stations in 112 different markets as well as 15 syndicated programs, as compared to 707 radio stations in 128 different markets and 11 syndicated programs in the year ended June 30, 2002. To adjust to current market conditions, including reduced consumer demand in a soft economy, radio spot pricing and to ensure maximum cash generation to fuel the Company's new marketing ventures, the Company reduced its Bear-Gram advertising campaign to fewer stations and fewer markets, focusing on those stations and markets generating the best return on advertising investment.

The Company plans to pursue Bear-Gram advertising opportunities on additional syndicated radio programs and by developing "sounds live" radio advertising to be utilized in both new and existing markets during peak and non-peak times. It is also developing radio advertising for its PajamaGram product line in existing Bear-Gram markets.

The Company began taking orders on its website in March of 1997 recognizing that the website provided visual support to the Company's radio advertising campaign across the country and a convenient way for customers to place orders. In December 1997, online orders represented seven percent of total orders. The percentage has trended upward reaching 65 percent of total orders in June 2003. A total of 7,512,000 visitors to vermontteddybear.com were recorded during the twelve months ended June 30, 2003, up 44 percent from the 5,224,000 visitors recorded during the twelve months ended June 30, 2002. Visitors to PajamaGram.com in the fiscal year period ended June 30, 2003 totaled 1,369,000 compared to 203,000 in the period from its launch in mid-April 2002 to June 30, 2002. The total number of visitors recorded by tastygram.com recorded during the fiscal year ended June 30, 2003 was 272,000 as compared to 203,000 during the fiscal year period ended June 30, 2002.

Each of the "Gram" services segments, Bear-Gram, PajamaGram and TastyGram has its own website with its own branded graphical identity to reinforce the appeal of its product line to its target customer. The websites of all three Gram services are linked together as sister companies. A significant amount of traffic and orders for the TastyGram segment was received through the link to the vermontteddybear.com website in the year ended June 30, 2003. The Company plans to dedicate each radio advertisement to only one of the gift services but will support the introduction of both PajamaGram and TastyGram services in existing Bear-Gram markets with a mention that each is a "sister company of The Vermont Teddy Bear Company." Approximately 94 percent of TastyGram orders were received from customers online. Online PajamaGram orders were approximately 80 percent of the total orders during the fiscal year ended June 30, 2003.

After conducting market research, the Company decided to introduce TastyGram and PajamaGram as separate brands with separate advertising and separate websites and toll free numbers in order to more effectively target specific customers for each new product line. By referring to them as sister companies of The Vermont Teddy Bear Company, the Company intends to impart on each new venture the credibility of The Vermont Teddy Bear Company as an established company in the gift delivery business. Using this brand endorsement strategy, the Company also hopes to minimize confusion when the Company, with the name Vermont Teddy Bear Company, sells gift products unrelated to teddy bears.

Recently, the Company has circulated larger catalogs in an effort to promote its expanded line of Vermont Teddy Bear Bear-Gram products. In the fiscal years ended June 30, 2003 and June 30, 2002, the Company circulated 32 page Fall/Holiday Vermont Teddy Bear Bear-Gram catalogs, up from the 24 page catalogs from the fiscal year ended June 30, 2001. In the fiscal years ended June 30, 2003 and June 30, 2002, the Company circulated 24 page Valentine's Day and Mother's Day Vermont Teddy Bear Bear-Gram catalogs, up from the 16 page catalogs from the fiscal year ended June 30, 2001. By mailing larger catalogs to an increased number of Bear-Gram customers, the Company increased the number of circulated pages from 31.8 million in the fiscal year ended June 30, 2001 to more than 47.7 million in the fiscal years ended June 30, 2003 and June 30, 2002. The Company plans to circulate a Christmas catalog for PajamaGram in fiscal 2004. In addition, the Vermont Teddy Bear Bear-Gram catalog (other than the Christmas catalog) includes a half page promotional advertisement for the PajamaGram and TastyGram services.

In May 2000, the Company launched a new online PreFUR'd Member program to stimulate loyalty among its existing Bear-Gram customers, increase repeat purchases and average down its advertising costs. The PreFUR'd Member program offers customers special promotions, previews of new teddy bears and a newsletter via e-mail. In June 2000, the Company had approximately 188,000 PreFUR'd Members. By June 2003, the number of PreFUR'd Members was approximately 509,000. The Company will seek to expand this program as new Members are added either by placing Bear-Gram orders online or by opting in to the program over the phone, via email, or in our retail stores. In the year ahead, the Company will offer similar benefits to its offline customers in addition to online customers.

The Company also has developed a loyalty marketing program similar to the PreFUR'd Member program for each sister company. PajamaGram's VIPj program currently has 57,000 members and TasyGram's email program has 47,000 members. These services are tailored specifically to each customer group. Additionally, customers of each service will periodically receive emails from the other sister companies cross-promoting their alternative gift products.

In February 2001 the Company also initiated an online affiliate-marketing program for its Bear-Gram gift delivery service. The Company has worked with affiliate partners, including opt-in list aggregators, news and entertainment websites, existing radio stations and charities, to advertise to new prospects via e-mail, and paid these partners a percentage of sales generated. In the year ahead, the Company will seek to expand this program for the Bear-Gram service and will explore opportunities to promote the PajamaGram and TastyGram services through affiliate marketing programs.

In May of 2001, the Company completed expansion of its retail store from 3,000 square feet to 5,000 square feet. The factory tour drew over 109,000 visitors in the 12-month period ended June 30, 2003, and has drawn more than 950,000 tour visitors since moving to its new location in July 1995. The Company believes its factory tour is now the second most popular factory tour attraction in Vermont, based on number of tours taken. In June of 2002, the Company also opened a 2,000 square foot retail store on Route 100 in Waterbury, Vermont. This retail location is part of small retail complex with five other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location, which is believed to be the most visited factory tour attraction in Vermont. In an effort to make a visit to both stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both locations, where visitors can participate in the creation of their own teddy bear. Customers made 42,500 Make-A-Friend-For-Life bears during fiscal 2003.

During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment. Teddy bears sold to corporations as promotional products or corporate gifts to employees or customers comprise both the domestically made Vermont Teddy Bears and a variety of custom-designed teddy bears imported from offshore. Wholesale programs include only teddy bears made offshore. The Company has partnered with several factories in Asia that meet the Company's stringent quality and fair labor standards. During the year ended June 30, 2002, the Company consolidated all of its imported teddy bears under a new brand label "Friend for Life" to further differentiate this product line from the authentic Vermont Teddy Bear. Previously imported teddy bears were identified with a co-branded label and a tagline "vtbc design! An import division of The Vermont Teddy Bear Company."

As the Company expands its radio advertising campaign, its catalog circulation and its Internet marketing initiatives nationally, it is increasingly diversifying its geographic markets and becoming less dependent on a few metropolitan locations. The following table shows the Company's largest markets and most frequent reasons given by customers for purchasing the Company's Gram gifts. Beginning in fiscal year 2003, the Company is including PajamaGram and TastyGram revenues, in addition to Bear-Gram revenues, in this table:

Percentage of Gram revenues

(12 months ended June 30)

Markets	2003	2002	2001	2000	1999
New York City	18.6%	21.0%	25.8%	28.4%	37.6%
Boston	10.2%	10.3%	10.6%	11.0%	12.1%
Chicago	6.5%	5.9%	7.1%	6.8%	6.0%
Philadelphia	6.1%	6.8%	7.7%	8.7%	9.4%
Los Angeles	3.7%	3.3%	4.0%	4.4%	4.8%
Detroit	3.1%	4.1%	5.1%	6.2%	5.1%

Percentage of Gram orders

(12 months ended June 30)
Reasons for Purchases	2003	2002	2001	2000	1999
Valentine's Day	29.4%	29.2%	31.1%	26.2%	25.2%
Mother's Day	16.0%	13.0%	12.2%	14.5%	12.7%
Birthdays	11.2%	11.4%	10.8%	11.1%	11.5%
Christmas	9.9%	7.0%	7.3%	7.0%	8.7%
Get Wells	8.2%	9.0%	9.0%	9.6%	10.4%
New Baby	7.6%	8.6%	8.7%	9.0%	10.4%

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

The Company does no radio advertising in foreign markets although some domestic radio stations airing the Company's advertising are heard in Canada. The number of catalogs mailed to foreign addresses is not significant. Less than one percent of Bear-Gram orders are placed from locations outside the United States and less than one percent of Bear-Gram orders are shipped to foreign markets.

Competitive Business Conditions

The Company's Bear-Gram delivery service competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by telephone for special occasions and delivered by express service in a manner similar to Bear-Gram gifts, including but not limited to FTD and 1-800-Flowers. The Company positions its Bear-Gram gifts as a creative alternative to these products and competes in this gift delivery industry by providing last minute shoppers with convenient customer service, options to personalize their gift with embroidery or artwork and a greeting card, and reliable expedited delivery options. The Company also competes to a lesser degree with a number of companies that sell teddy bears in the United States, including but not limited to Steiff of Germany, Dakin, North American Bear, Gund and Build-A-Bear Workshop. The Company also competes with businesses that market and sell teddy bears and other stuffed animals in a manner similar to Bear-Grams, including "Pooh-Grams" marketed by certain subsidiaries of Disney Enterprises, Inc.

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

With its TastyGram service, the Company competes with other specialty retailers that sell food items and deliver them via express service, including Harry and David, Omaha Steaks and Hickory Farms. Again, the Company competes by providing convenient customer service and offering a gift presentation of the item with a free personalized card in a colorful gift box.

The Company also competes with other retailers with all of its gift services by marketing each as a unique, singular idea via direct response radio directly to a busy person who needs a gift idea at the last minute. The Company's factory retail store competes with a wide variety of other retail destinations and tourist attractions and venues in Vermont and surrounding areas.

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

The Company is making material new investments in radio advertising to promote its PajamaGram, TastyGram and Calyx & Corolla gift delivery services in fiscal 2004 in an attempt to gain market share in the gift delivery industry. The Company's decision to make these investments is based on the results of market research and test marketing during the year ended June 30, 2003. If sales do not materialize from the additional advertising expenditures, the Company's profits could be reduced which may adversely impact the Company's business and results of operations.

Principal Products

From its inception, the Company has sought to design, manufacture and market the best teddy bears made in America. For many years the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain of its products from Asia for its retail and corporate/wholesale business segments. However, convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning, the Company remains committed to preserving and growing its Vermont based manufacturing operations to make the classic Vermont Teddy Bear brand bear for the Bear-Gram gift delivery service. In addition to the Shelburne, Vermont manufacturing facility, on November 1, 1999, the Company opened a manufacturing facility in Newport, Vermont, which on June 30, 2003 employed 77 people in all aspects of teddy bear manufacturing. The Company sources plush fabric and other materials from China and other countries in Asia and South America for its Vermont-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously, the Company had relied on a single domestic source of supply for plush fabric.

The move offshore represents a significant departure from the Company's historical position as an American manufacturer using almost exclusively American materials. The Company's strategic repositioning involves a commitment to ensuring that our partners adhere to stringent quality standards and provide decent, lawful working environments for their employees. The Company obtains a written statement to that effect from each offshore vendor. Company management has visited the factories of its established partners in China and will continue to visit its offshore partners periodically. With this repositioning, the Company also commits to differentiate imported product from its Vermont-made bears to preserve the Company's Vermont Teddy Bear brand identity and to clearly label its imported products so as not to deceive or confuse customers. During the year ended June 30, 2002, the Company consolidated all of its imported teddy bears under a new brand label "Friend for Life" to further differentiate this product from the authentic Vermont Teddy Bear. Previously imported teddy bears were identified with a co-branded label and a tagline "vtbc design! An import division of The Vermont Teddy Bear Company."

The Company produces many different sizes of its Vermont Teddy Bear brand bears, ranging from 11" to 36" tall, in seven standard colors. In addition, the Company produces certain limited edition bears that vary in size. Virtually all of the Company's Vermont Teddy Bear brand bears have moveable joints and faux-suede paw pads, which are features associated with traditional, high-quality teddy bears.

Approximately 155 different bear outfits are sold by the Company, including ballerina bears, birthday bears, bride and groom bears, business bears, nurse bears, and sports bears. Ninety-nine percent of the outfits were outsourced to overseas contractors during the twelve months ended June 30, 2003.

In addition to its own manufactured teddy bear products, the Company sells items related to teddy bears, as well as merchandise from other manufacturers, featuring the logo of The Vermont Teddy Bear Company. These items are available primarily in the Company's retail stores.

The PajamaGram gift delivery service sells a variety of pajamas and related sleepwear and spa products. The assortment for the 2003 Fall/Holiday season includes approximately 100 different styles of pajamas, gowns and robes, and approximately 70 related sleepwear and spa items sold as add-ons. Some of the styles have well-known brand labels such as Natori, Nick & Nora and Crabtree & Evelyn and others are labeled with lesser-known brands. Pajamas are also purchased at wholesale and private labeled with the PajamaGram mark and a portion are being directly designed by the Company and manufactured under the PajamaGram brand. Beginning with the Christmas Holiday line, a portion of the PajamaGram line for sale will be imported from less expensive sources overseas in order to capitalize on the Company's overseas sourcing resources and to improve gross margins in the PajamaGram segment.

The TastyGram gift delivery sells a variety of food related gift products. Regional food specialties include NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. All TastyGram food products will be shipped fresh and direct from the kitchen, farm, bakery or packer. Many of its products can only be shipped via overnight or second-day services and are delivered in dry ice or other special packaging to maintain freshness. TastyGram also takes title to each product at the point when Federal Express picks up the packaged item at the supplier's location on the Company's account and will guarantee its customers 100% satisfaction.

Sources and Availability of Materials, Supplies, and Production

Raw materials for the Company's bears and outfits are obtained from several suppliers. The Company presently purchases certain of its raw materials from a few suppliers, but believes that alternate sources of supply are available at competitive prices, should conditions warrant. In addition, virtually all of the Company's teddy bear outfits and accessories are imported from countries in Asia and South America. If supplies of these items were interrupted production output and sales could be negatively impacted which may adversely affect the Company's business and results of operations.

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

The Company plans to manufacture under contract with other manufacturers in the U.S., China and other countries, its own line of pajama products. The Company does not currently manufacture any of its TastyGram products. All of these products are purchased wholesale for resale.

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

Fulfillment Operations

The Company receives approximately 38 percent of total orders via telephone. During most of the year the Company answers all telephone calls at its call center in Shelburne, Vermont. During Valentine's Day and Mother's Day when call volume increases significantly, the Company contracts with third party call center service providers in various locations around the country and calls are distributed to the Company's internal call center and to the call center facilities of its partners by the Company's long distance carrier.

All Bear-Gram and PajamaGram orders are processed, fulfilled and shipped out of the Company's Shelburne warehouse, except on February 13 when a portion of Bear-Gram orders are processed in Shelburne but fulfilled and shipped from a remote location near a central hub of Federal Express. TastyGram orders are processed in Shelburne but drop shipped from each supplier's location. Again, the volume of orders is significantly greater during the Valentine's Day and Mother's Day seasons.

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

Patents, Trademarks, and Licenses

The Company regards its trademarks and service marks and other intellectual property as critical to its success. The Company's name and its various logos, are in combination registered trademarks and service marks in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Vermont Teddy Bear," "Make-A-Friend-For-Life," "Teddy Grams," "BearAnimal," "The All-American Teddy Bear," "Huffin' Puffin'," and "Coffee Cub". The Company also owns the registered service marks "Bear-Gram", "Bear Counselor," "Vermont Bear-Gram," "Teddy Bear-Gram," "Bears Say it Best," "Bears to Business," "Love is in the Bear," "The Creative Alternative to Flowers," "Ted Ex," "Nothing says you care like a Bear," "Show You Care, Send a Bear," "SendAMERICA," and "PajamaGram." The Company also has applications pending to register "Teddy Express," "PreFUR'd Member," "SendVERMONT," and "Send(all 49 other states)", "TastyGram," "Friend for Life," "Say it with a Bear," "BabyGram," "LoveGram," and "Sweet Baby". The Company also owns the registered trademark "Vermont Teddy Bear" in Japan and "Bear-Gram" and "Teddy Bear-Gram" in Great Britain.

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

Employees

As of June 30, 2003, the Company employed 277 individuals, of whom 140 were employed in production-related functions, 109 were employed in sales and marketing positions, and 28 were employed in general and administrative positions. As of June 30, 2002, 220 of the Company's employees were full time. The Company substantially increases its workforce with temporary employees in the third and fourth quarters of each fiscal year to service increased customer demand at the Valentine's Day and Mother's Day periods. No employees are members of a union, and the Company believes it enjoys favorable relations with its employees.

Item 2. Properties

In July 1995, to consolidate the Company's disparate locations and improve manufacturing flow, the Company moved its principal offices, along with its factory retail store, manufacturing, sales, and fulfillment operations, to a 62,000 square foot building, located on a 57-acre site along U.S. Route 7 in Shelburne, Vermont. The site is ten miles south of Burlington, Vermont.

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

Item 3. Legal Proceedings

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord has a right of appeal to New York's Court of Appeals, which is presently being briefed and will likely be argued in early 2004. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgment is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 2000 and June 30, 2003, the high and low closing bid and closing sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

Quarter Ended	High Sales	Low Sales
June 30, 2003	$4.19	$3.38
March 31, 2003	$4.24	$3.68
December 31, 2002	$4.09	$2.75
September 30, 2002	$3.60	$1.81
June 30, 2002	$3.76	$3.10
March 31, 2002	$4.00	$3.08
December 31, 2001	$3.60	$2.62
September 30, 2001	$3.97	$2.50
June 30, 2001	$4.12	$3.30
March 31, 2001	$4.25	$2.50
December 31, 2000	$5.00	$3.66
September 30, 2000	$4.00	$2.94

Description of Securities

Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the Company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. On October 16, 2002, the Company purchased 3,149,266 common shares as treasury stock pursuant to the Company's Issuer Tender Offer of August 21, 2002. From March 1, 1996 to June 30, 2003, 1,208,575 shares of the Company's Common Stock were issued pursuant to the exercise of employee Incentive Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On July 29, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. On December 20, 1999 warrants associated with a loan from Green Mountain Capital were exercised and converted into 100,000 shares of the Company's Common Stock. On October 4, 2002, Series C Convertible Preferred Stockholders exercised conversion rights of 50.7 preferred shares into 482,745 shares of common stock. As a result of these activities, there were 4,861,234 shares of the Company's Common Stock outstanding, held of record by 2,864 shareholders, as of June 30, 2003.

There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share plus cumulative dividends of eight percent per annum. There has been no change in the number of Series A Preferred shares and the original shareholder remains the sole shareholder of Series A Preferred Stock. There were $72,000 in dividends accrued in respect of the Series A preferred Stock during each of the fiscal years between July, 1 1996 and June 30, 2003.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified outside of stockholders' equity in the accompanying balance sheet. The Company valued the warrants using the Black-Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company will accrete this discount with charges to retained earnings over a five-year period.

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends were paid in cash. For the fiscal year ended June 30, 2001 $30,000 of dividends were paid in the form of additional shares of Series C Preferred Stock and $6,017 were paid in cash. There were 18.3, 69.0 and 69.0 shares of Series C Preferred Stock issued and outstanding at June 30, 2003, 2002, and 2001 respectively.

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

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("the Issuer Tender Offer"). The Issuer Tender Offer was subject to certain conditions as were described in the offering documents filed with the Securities and Exchange Commission on August 21, 2002 and amended on September 9, 2002 and on September 23, 2002 and expired at 5 p.m. Eastern Time on October 4, 2002. The offer was not conditioned on any minimum number of shares being tendered and was subject to proration if more than 3 million shares were tendered. At the commencement of the offer, the Company expected the maximum aggregate cost, including all fees and expenses applicable to the offer, to be approximately $10,750,000 and anticipated that its cash on hand plus the proceeds of loans from Banknorth, N.A. would be sufficient to pay these costs. On September 27, 2002 the Company closed on two loan facilities with Banknorth, N.A.: a term loan in an amount of $3,000,000 which could be used for the repurchase of the Company capital stock in the Issuer Tender Offer and a revolving line of credit in an amount up to $4,000,000 for working capital needs.

On October 4, 2002, Series C Preferred Stockholders tendered 524,985 shares of Common stock on an as converted basis in response to the Company's August 21, 2002 Offer to Purchase up to 3 million shares of Common Stock

On October 8, 2002, the Company announced the results of the Issuer Tender Offer. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum the Company was authorized to purchase, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002.

On October 8, 2002, after proration, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 50.7 shares of Series C Preferred Stock into 482,745 shares of the Company's Common Stock.

On October 16, 2002, Banknorth, N.A. funded the $3,000,000 fixed rate term loan, which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's common stock pursuant to the aforementioned Tender Offer.

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

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended June 30, 2003, 2002, and 2001 and the consolidated balance sheet data as of June 30, 2003 and 2002, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 30, 2000 and 1999 and the selected consolidated balance sheet data as of June 30, 2001, 2000, and 1999 are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following table summarizes the Company's consolidated statement of operations and balance sheet data. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

Years Ended

(in thousands, except per share data)
	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999
Net Revenues	$40,275	$38,993	$37,255	$33,332	$21,584
Cost of Goods Sold	15,445	14,300	13,447	12,316	8,433
Gross Profit	24,830	24,693	23,808	21,016	13,151
Marketing & Selling	17,261	15,682	14,807	12,759	7,647
General & Administrative	4,969	4,706	4,668	3,966	3,083
Operating Income	2,600	4,305	4,333	4,291	2,421
Other Income (Expense)	(455)	(291)	(128)	(326)	(543)
Income Before Income Taxes	2,145	4,014	4,205	3,965	1,878
Income Tax Provision	(874)	(1,476)	(1,611)	(125)	(35)
Net Income	1,271	2,538	2,594	3,840	1,843
Preferred Stock Dividends	(91)	(108)	(108)	(108)	(132)
Accretion of Original Issue Discount	(54)	(54)	(54)	(54)	-
Net Income Available to Common Stockholders	$1,126	$2,376	$2,432	$3,678	$1,711

Basic Net Income per Share	$0.21	$0.35	$0.36	$0.57	$0.32
Diluted Net Income per Share	$0.19	$0.30	$0.29	$0.45	$0.22

Weighted Avg Shares-Basic	5,464,996	6,838,250	6,786,121	6,415,825	5,396,148
Weighted Avg Shares-Diluted	6,237,089	8,330,409	8,667,192	8,395,463	7,846,926

Consolidated Balance Sheet Data

As of

(in thousands)
	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999
Cash and Cash Equivalents	$ 5,168	$12,086	$8,832	$8,296	$4,912
Working Capital	6,229	12,944	10,948	8,603	4,508
Total Assets	21,022	26,609	24,962	22,348	17,555
Long Term Liabilities	6,751	5,285	5,310	5,506	5,848
Series C Preferred Stock	165	617	563	478	388
Total Stockholders' Equity	7,996	16,045	14,354	11,753	6,997

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

Results of Operations

Comparison of Fiscal Year 2003 and Fiscal Year 2002

Net revenues for the twelve-month period ended June 30, 2003 totaled approximately $40,275,000, an increase of $1,282,000 from net revenues of approximately $38,994,000 for the twelve month period ended June 30, 2002. By business segment, $4,974,000 in increased revenues were attributable to the marketing of the Company's new PajamaGram gift delivery service segment during the fiscal year ended June 30, 2003, which began in April 2002. Increased net revenues from retail store operations of $179,000 were a result of the opening of a second retail store location in Waterbury, Vermont which opened in June 2002, and increased revenues in the TastyGram segment of $87,000. These increases were offset by decreases in Bear-Gram gift delivery service revenues of $3,673,000 as the Company reduced radio advertising expenditures in conjunction with a decrease in response rates associated with direct response radio advertising, and decreases in the Corporate/Wholesale segment of $285,000 due to smaller corporate customer base as compared to the fiscal year ended June 30, 2002.

Gross margin increased by $137,000 to approximately $24,830,000 for the fiscal year ended June 30, 2003, from approximately $24,693,000 for the fiscal year ended June 30, 2002. As a percentage of net revenues, gross margin decreased to 61.7 percent for the fiscal year ended June 30, 2002, from 63.3 percent for the fiscal year ended June 30, 2002. The decrease in gross margin in the Bear-Gram gift delivery service segment is due to lower net revenues in this segment and a decrease of 0.8 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to higher per unit fulfillment costs based on product mix and increased shipping costs. The decrease in gross margin in the TastyGram gift service segment is primarily due to a decrease of 18.2 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to lower unit margin products and absorbed costs associated with packaging and product fulfillment in the transition to the TastyGram servicemark. The decrease in gross margin in the Corporate/Wholesale segment is due to lower net revenues in this segment and a decrease of 1.1 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to increased sales of the domestically made teddy bear products which traditionally have lower unit margins than the Company's imported teddy bear products. These decreases in gross margin were partially offset by increased gross margins in the Retail segment. The increase in gross margin in the Retail segment is due to increased net revenues in this segment and an increase of 2.5 gross margin percentage points as compared to the fiscal year ended June 30, 2002 as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store. Increases in gross margin in the new PajamaGram gift service segment are due to increased net revenues in this segment and an increase of 4.4 gross margin percentage points, as compared to the fiscal year ended June 30, 2002. In the year ahead, Company will seek to improve margins in this segment by importing a portion of all PajamaGram products directly from its overseas suppliers.

Selling expenses increased to approximately $17,261,000, or 42.9 percent of net revenues, for the fiscal year ended June 30, 2003, from approximately $15,682,000, or 40.2 percent of net revenues, for the comparable period ending June 30, 2002. This $1,579,000 increase was primarily due to the addition of $2,523,000 in new advertising expenses, which include radio and Internet costs, related to the marketing of the Company's new PajamaGram segment, increases in Retail segment expenses of $156,000 due to the opening of a retail location in Waterbury, VT in June 2002. These increases were offset by lower marketing and merchandising costs associated with the TastyGram gift delivery service of $371,000; decreases of $370,000 in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs; decreases of $349,000 to call center and customer service costs; and a decrease of $8,000 in Corporate/Wholesale expenses during the fiscal year ended June 30, 2003.

General and administrative expenses increased to approximately $4,968,000 for the fiscal year ended June 30, 2003 primarily due to increases in health and business insurance costs and order processing fees from higher net revenues, compared to approximately $4,706,000 for the fiscal year ended June 30, 2002. As a percentage of net revenues, general and administrative expenses increased to 12.3 percent for the fiscal year ended June 30, 2003 from 12.1 percent for the comparable period ended June 30, 2002.

Interest expense increased to $599,000 for the fiscal year ended June 30, 2003, compared to $559,000 for the comparable period ending June 30, 2002. Interest income decreased to $138,000 as a result of lower cash balances and lower interest rates in the fiscal year ended June 30, 2003, compared to $252,000 for the fiscal year ended June 30, 2002.

The Company has recorded a tax provision of approximately $874,000 for the fiscal year ended June 30, 2003, at an effective income tax rate of approximately 40.6 percent. The Company recorded a tax provision of approximately $1,476,000 for the comparable period ended June 30, 2002, at an effective income tax rate of approximately 36.8 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $72,000, the Series C Preferred Stock dividends of $19,000 and the accretion of an original issue discount of $54,000, the net income available to Common Stockholders for the fiscal year ended June 30, 2003 was $1,126,000 compared to a net income available to Common Stockholders of $2,376,000 for the fiscal year ended June 30, 2002.

Comparison of Fiscal Year 2002 and Fiscal Year 2001

Net revenues for the fiscal year ended June 30, 2002 totaled $38,994,000, an increase of $1,739,000 from net revenues of $37,255,000 for the fiscal year ended June 30, 2001. By business segment, Bear-Gram gift delivery service revenues, which include radio, Internet, and direct mail revenues increased $701,000 primarily as result of increased sales from the Company's online loyalty marketing programs and new initiatives in Internet affiliate marketing. Net revenues from retail store operations increased by $214,000 as a result of expansion of the Shelburne factory store and increased unit sales of lower priced imported merchandise. Net revenues from the Corporate/Wholesale segment, increased $215,000 as the number of corporate customers increased in this segment. Net revenues from SendAMERICA, a wholly owned subsidiary, increased $314,000 as the Company introduced a new SendAMERICA catalog for the Christmas, Valentine's Day and Mother's Day selling seasons. Net revenues from the Company's new PajamaGram gift delivery service were $295,000 attributable to the Company's test marketing of this new gift delivery service in the fiscal year ended June 30, 2002. No revenues for this segment were reported in the fiscal year ended June 30, 2001.

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

Selling expenses increased to $15,682,000, or 40.2 percent of net revenues, for the fiscal year ended June 30, 2002, from $14,807,000, or 39.7 percent of net revenues, for the comparable period ending June 30, 2001. This $875,000 increase was primarily due to a $530,000 increase in Bear-Gram advertising costs, which include radio, catalog, Internet and print costs, and increased marketing and merchandising costs associated with the Company's new wholly owned subsidiary SendAMERICA, Inc. of $385,000. It also includes increases to corporate/wholesale expenses of $57,000 and the addition of $73,000 in new advertising expenses, which include radio and Internet costs, related to the launch of the Company's new PajamaGram segment during the year ended June 30, 2002. These increases were offset by decreases of $163,000 to call center and customer service costs and decrease in Retail expenses of $7,000.

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

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2003 and 2002. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

Three Months Ended

(in thousands, except per share data)
	June 30 2003	Mar 31 2003	Dec 31 2002	Sept 30 2002	June 30 2002	Mar 31 2002	Dec 31 2001	Sept 30 2001
Net Revenues	$ 11,373	$ 14,528	$ 9,290	$ 5,084	$11,158	$14,522	$8,403	$4,910
Cost of Goods Sold	4,485	5,393	3,615	1,952	4,193	4,896	3,277	1,934
Gross Profit	6,888	9,135	5,675	3,132	6,965	9,626	5,126	2,976
Marketing & Selling	5,268	5,822	4,114	2,057	4,542	5,597	3,408	2,135
General & Administrative	1,149	1,490	1,248	1,081	1,243	1,360	1,095	1,008
Total Operating Expenses	6,417	7,312	5,362	3,138	5,785	6,957	4,503	3,143
Operating Income(Loss)	470	1,823	313	(6)	1,180	2,669	623	(167)
Other Income(Expense)	(120)	(147)	(118)	(70)	(63)	(72)	(88)	(68)
Income (Loss) Before Income Taxes	350	1,676	195	(76)	1,117	2,597	535	(235)
Income Tax (Provision) Benefit	(155)	(671)	(78)	30	(447)	(909)	214)	94
Net Income (Loss)	195	1,005	117	(46)	670	1,688	321	(141)
Preferred Stock Dividends	(21)	(21)	(22)	(27)	(27)	(27)	(27)	(27)
Accretion of Original Issue Discount	(14)	(13)	(14)	(13)	(13)	(14)	(13)	(14)
Net Income (Loss) Available to Common Stockholders	$ 160	$ 971	$ 81	$ (86)	$ 630	$ 1,647	$ 281	$ (182)
Basic Net Income (Loss) Per Share	$0.03	$0.20	$0.02	$(0.01)	$0.09	$0.24	$0.04	$(0.03)
Diluted Net Income (Loss) Per Share	$0.03	$0.18	$0.02	$(0.01)	$0.08	$0.20	$0.03	$(0.03)

Liquidity and Capital Resources

As of June 30, 2003, the Company's cash position decreased to $5,701,000, from $12,673,000 at June 30, 2002. Of the $5,701,000, approximately $533,000 is classified as restricted cash; there was $587,000 of restricted cash at June 30, 2002. The largest component of the restricted cash is $463,000 restricted by a debt service reserve, which was required as part of the Company's sale-leaseback transaction. Cash decreases from the acquisition of treasury stock in connection with the Issuer Tender Offer and an increase in inventory were partially offset by cash provided by net income, increases in accounts payable, borrowings from Banknorth, N.A. and exercises of stock options in connection with the Issuer Tender Offer described in Note 7 to the financial statements.

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("the Issuer Tender Offer"). On October 8, 2002, the Company announced the results of the Issuer Tender Offer. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum the Company was authorized to purchase, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002. On October 8, 2002, after proration, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 50.7 shares of Series C Preferred Stock into 482,745 shares of the Company's Common Stock.

On September 27, 2002, the Company closed on two loan facilities with Banknorth, N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 200 basis points. The revolving line of credit in the amount of $4,000,000 shall be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest shall be due. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At June 30, 2003 there were no outstanding borrowings on the Banknorth, N.A. revolving line of credit.

In connection with the two loan facilities with Banknorth, N.A., the Company amended the lease agreement with its lessor in the sale-leaseback transaction involving its factory headquarters in Shelburne, VT to incorporate the terms of lessor's refinancing of the building at a lower interest rate. Under the lease amendment, the lessor agreed to pass along interest savings by way of reduced rent payments under the lease agreement with the Company. In consideration for the lease amendment, the Company extended the period of exercise on the lessor's previously issued warrants until September 27, 2009. The Company will amortize the fair value of the warrant modification, $84,000, to interest expense over the remaining lease term of approximately 15 years.

On October 16, 2002, Banknorth, N.A. funded the $3,000,000 fixed rate term loan, which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's common stock pursuant to the aforementioned Tender Offer.

As a result of the exercise of certain employee stock options in connection with the Issuer Tender Offer dated August 21, 2002, the Company realized a tax benefit of approximately $600,000. This benefit has been reflected as an increase to additional paid in capital in the accompanying consolidated financial statements.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its loan commitments from Banknorth, N.A., will be sufficient to finance the Company's operations for at least the next twelve months.

The Company's capital expenditures in fiscal year 2003 consisted primarily of equipment related to the company's operations. Capital expenditures were $457,529, $603,631 and $1,034,868 in fiscal years 2003, 2002, and 2001 respectively.

The following is a summary of the Company's contractual commitments and other obligations as of June 30, 2003. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.
Fiscal Year	Long-Term Debt	Capital Lease Obligations	Operating Leases	Other Long-Term Obligations	Total
2004	$ 884,506	$ 656,027	$1,088,135	$ 434,980	$ 3,063,648
2005	$ 630,665	$ 656,027	$ 842,590	$ 184,313	$ 2,313,595
2006	$ 556,367	$ 656,027	$ 683,199	$ 100,980	$ 1,996,573
2007	$ 472,603	$ 656,027	$ 459,454	$ 68,480	$ 1,656,564
2008	$ 169,070	$ 656,027	$ 434,021	$ 14,992	$ 1,274,110
Thereafter	-	$5,958,912	$ 885,275	-	$ 6,844,187
	$2,713,211	$9,239,047	$4,392,674	$ 803,745	$17,148,677
Less Amounts representing
Interest	($ 235,211)	($4,137,927)	-	-	($4,373,138)
Total	$2,478,000	$5,101,120	$4,392,674	$ 803,745	$12,775,539

Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord has a right of appeal to New York's Court of Appeals, which is presently being briefed and will likely be argued in early 2004. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgment is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

Providing for Litigation Contingencies

The Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by differences between the Company's assumptions related to these proceedings and actual results. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises, it is possible that the Company's estimate of its liability, if any, in these matters may change.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company is in the process of determining the impact that the adoption of FIN46 will have on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company will adopt the provisions of SFAS No. 145 on July 1, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Related Party Transactions

Included in Notes Receivable at June 30, 2003 is a recourse demand note from Elisabeth Robert, a director and Chief Executive Officer of the Company to finance certain income tax obligations related to her exercise of stock options. The loan balance which was $18,390 and $32,799 as of June 30, 2003 and 2002, respectively is being repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Ms. Robert's employment agreement with the Company dated November 21, 2001. The interest rate on the note is a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the note is secured by a stock pledge agreement from Ms. Robert.

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

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of our disclosure and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief accounting officer concluded that as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to our chief executive officer and chief accounting officer by others within the Company and our subsidiaries, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2003 Annual Meeting entitled "Voting Securities and Principal Holders Thereof", "Meetings of the Board of Directors and its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal to have Common Stockholders Elect Directors," and "Proposal to have Series C Preferred Stockholders Elect Directors".

Item 11. Executive Compensation

Incorporated by reference from the portions of the Company's Definitive Proxy Statement for its 2003 Annual Meeting entitled "Compensation of Directors and Officers," "Stock Options" and "Aggregated Option Exercises."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2003 Annual Meeting entitled "Voting Securities and Principal Offerings Thereof."

Equity Compensation Plan Information

The following table shows the number of securities to be issued upon exercise of outstanding stock options under all equity compensation plans of the Company, the weighted average exercise price of the outstanding options and the number of securities remaining for future issuance under the plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders 1993 Incentive Stock Option Plan Non-employee Director Stock Option Plan	795,305 179,500	2.17 3.28	15,870 201,000
Equity compensation plans not approved by security holders	0	0	0
Total	974,805	2.37	216,870

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2003 Annual Meeting entitled "Interest in Certain Transactions."

Item 14. Principal Accountant Fees and Services

Not applicable for fiscal years ending prior to December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

(1) Index to Consolidated Financial Statements:

Page

Independent Auditors' Reports 41-42

Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002 43

Consolidated Statements of Income for the years ended June 30, 2003,

June 30, 2002 and June 30, 2001 44

Consolidated Statements of Stockholders' Equity for the years ended

June 30, 3003, June 30, 2002 and June 30, 2001 45

Consolidated Statements of Cash Flows for the years ended

June 30, 2003, June 30, 2002 and June 30, 2001 47

Notes to Consolidated Financial Statements 48

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

10.51 Demand Note, dated April 9, 2001, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as Exhibit 10.51 to the Company's 2002 Annual Report 10-K (File No. 1-12580) and incorporated herein by reference).

10.52 Stock Pledge Agreement, dated April 9, 2001, between the Company and Elisabeth B. Robert (filed with the Securities and Exchange Commission as Exhibit 10.52 to the Company's 2002 Annual Report 10-K (File No. 1-12580) and incorporated herein by reference).

10.53 Employment Agreement dated June 27, 2002 between the Company and Irene Steiner (filed with the Securities and Exchange Commission as Exhibit 10.53 to the Company's 2002 Annual Report 10-K (File No. 1-12580) and incorporated herein by reference).

23.1 Consent of Deloitte & Touche, LLP dated September 29, 2003 (filed herein)

23.2 Statement of Company Concerning Consent of Arthur Andersen LLP (filed with the Securities and Exchange Commission as Exhibit 23.2 to the Company's 2002 Annual Report 10-K (File No. 1-12580) and incorporated herein by reference).

24 Power of Attorney (filed with the Securities and Exchange Commission as exhibit 24 to the Company's Registration Statement on Form SB-2 (File No. 33-69898) and incorporated herein by reference).

31.1 Certifications pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer and Chief Financial Officer and Mark J. Sleeper, Chief Accounting Officer and Secretary (filed herein).

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer and Chief Financial Officer and Mark J. Sleeper, Chief Accounting Officer and Secretary (filed herein).

(b)Reports on Form 8-K

As reported on September 3, 2003

On August 29, 2003, The Company, through a wholly-owned subsidiary, Calyx & Corolla, Inc., a Delaware corporation, purchased substantially all of the assets of the floral delivery business Calyx & Corolla from Equity Resource Partners, LLC, a Delaware limited liability company and wholly owned subsidiary of Equity Resource Holdings, LLC, a Delaware limited liability company. The acquisition was consummated pursuant to an Asset Purchase Agreement and related documents on August 29, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VERMONT TEDDY BEAR CO., INC.

Dated: September 29, 2003 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: September 29, 2003 By: /s/ Jason Bacon ,

Jason Bacon, Director

Dated: September 29, 2003 By: /s/ Maxine Brandenburg ,

Maxine Brandenburg, Director

Dated: September 29, 2003 By: /s/ Robert Hamilton ,

Robert Hamilton, Director

Dated: September 29, 2003 By: /s/ Fred Marks ,

Fred Marks, Director and Chairman of the board

Dated: September 29, 2003 By: /s/ Barbara Johnson ,

Barbara Johnson, Director

Dated: September 29, 2003 By: /s/ Spencer C. Putnam ,

Spencer C. Putnam, Director

Dated: September 29, 2003 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, Director,

President, Treasurer,

Chief Executive Officer and Chief

Financial Officer

Dated: September 29, 2003 By: /s/ Thomas R. Shepherd ,

Thomas R. Shepherd, Director

Dated: September 29, 2003 By: /s/ Andrew Williams ,

Andrew Williams, Director

Dated: September 29, 2003 By: /s/ William Woo ,

William Woo, Director

Independent Auditors' Report

To the Stockholders and Board of Directors of

The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying consolidated balance sheets of The Vermont Teddy Bear Co., Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Vermont Teddy Bear Co., Inc. and subsidiaries for the year ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 22, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 29, 2003

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

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheets
ASSETS	June 30,	June 30,
	2003	2002
Cash and cash equivalents	$ 5,168,177	$ 12,085,735
Restricted cash	532,641	587,274
Accounts receivable, trade (net of allowance for doubtful accounts of $13,000 and $18,000 as of June 30, 2003 and 2002, respectively.)	62,214	89,814
Inventories	4,778,439	3,970,819
Prepaid expenses and other current assets	522,173	422,857
Prepaid income taxes	749,305	26,955
Deferred income taxes	525,522	422,010
Total Current Assets	12,338,471	17,605,464

Property and equipment, net	7,679,721	8,076,773
Deposits and other assets	985,843	894,237
Note receivable	18,390	32,799
Total Assets	$21,022,425	$26,609,273

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	3,727,671	3,143,959
Accrued expenses	1,416,992	1,356,814
Current portion of long term debt	783,000	-
Current portion of capital lease obligations	182,273	160,696
Total Current Liabilities	6,109,936	4,661,469

Capital lease obligations, net of current portion	4,918,847	5,107,897
Long term debt, net of current portion	1,695,000	-
Deferred income taxes	137,344	177,289
Total Liabilities	12,861,127	9,946,655

Commitments and Contingencies (Note 8)

Series C Convertible Redeemable Preferred Stock Authorized 110 shares; issued 69.0 shares; outstanding 18.3 and 69.0 shares; $183,000 and $690,000 liquidation value as of June 30, 2003 and June 30, 2002, respectively.	164,889	617,355

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding; 90 shares at June 30, 2003 and June 30, 2002.	1,404,000	1,332,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,033,520 and 6,865,921 shares; outstanding 4,861,234 and 6,842,901 shares as of June 30, 2003 and June 30, 2002, respectively.	401,676	343,296
Additional paid-in capital	13,518,960	11,678,456
Treasury stock at cost: 3,172,286 and 23,020 shares at June 30, 2003 and June 30, 2002, respectively.	(11,263,628)	(117,500)
Retained Earnings	3,935,401	2,809,011
Total Stockholders' Equity	$ 7,996,409	$ 16,045,263

Total Liabilities and Stockholders' Equity	$ 21,022,425	$ 26,609,273

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Income

For the Twelve Months Ended June 30, 2003, 2002 and 2001
	2003	2002	2001
Net Revenues	$40,275,401	$38,993,591	$37,255,267
Cost of Goods Sold	15,445,502	14,300,476	13,446,970
Gross Profit	24,829,899	24,693,115	23,808,297

Operating Expenses:
Marketing & Selling Expenses	17,261,185	15,681,904	14,806,972
General and Administrative Expenses	4,968,382	4,705,699	4,667,875
	22,229,567	20,387,603	19,474,847
Operating Income	2,600,332	4,305,512	4,333,450
Interest Income	138,220	251,972	340,634
Interest Expense	(599,224)	(559,165)	(574,709)
Other Income	5,796	16,878	105,958
Income Before Income Taxes	2,145,124	4,015,197	4,205,333
Income Tax Provision	(873,717)	(1,476,344)	(1,610,921)
Net Income	1,271,407	2,538,853	2,594,412
Series A Preferred Stock Dividends	(72,000)	(72,000)	(72,000)
Series C Preferred Stock Dividends	(18,525)	(36,002)	(36,017)
Accretion of Original Issue Discount	(54,492)	(54,492)	(54,492)
Net Income Available to Common Stockholders	1,126,390	2,376,359	2,431,903

Basic Net Income Per Common Share	$0.21	$0.35	$0.36

Diluted Net Income Per Common Share	$0.19	$0.30	$0.29

Weighted Average Number of Common Shares Outstanding	5,464,996	6,838,250	6,786,121

Weighted Average Number of Diluted Common Shares Outstanding	6,237,089	8,330,409	8,667,192

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2003, 2002 and 2001
	Preferred Stock "A"		Preferred Stock "B"
	Shares	Amount	Shares	Amount
Balance at June 30, 2000	90	$1,188,000	--	$--

Exercise of Common Stock Options	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2001	90	$1,260,000	--	$--

Exercise of Common Stock Options	--	--	--	--
Warrant Repurchase	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2002	90	$1,332,000	--	$--

Exercise of Common Stock Options	--	--	--	--
Tax benefit related to employee stock options	--	--	--	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Series C Preferred converted to Common Stock	--	--	--	--
Acquisition of Treasury Stock	--	--	--	--
Warrant modification	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2003	90	$1,404,000	--	$--

	Common Stock		Additional	Treasury
	Shares	Amount	Paid-in Capital	Stock
Balance at June 30, 2000	6,780,746	$339,037	$11,846,363	($117,500)

Exercise of Common Stock Options	73,500	$3,675	$93,357	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2001	6,854,246	$342,712	$11,939,720	($117,500)

Exercise of Common Stock Options	11,675	$584	$11,185	--
Warrant Repurchase	--	--	($272,449)	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2002	6,865,921	$343,296	$11,678,456	($117,500)

Exercise of Common Stock Options	684,854	$34,243	$674,159
Tax benefit related to employee stock options	--	--	$599,524	--
Accretion of Original Issue Discount Series C Pref	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Series C Preferred converted to Common Stock	482,745	$24,137	$482,821	--
Acquisition of Treasury Stock	--	--	--	($11,146,128)
Warrant modification	--	--	$84,000	--
Net Income	--	--	--	--
Balance at June 30, 2003	8,033,520	$401,676	$13,518,960	($11,263,628)

		Retained
		Earnings	Stockholders'
		(Deficit)	Equity
Balance at June 30, 2000		($1,503,106)	$11,752,794

Exercise of Common Stock Options		--	$97,032
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($108,017)	($36,017)
Net Income		$2,594,412	$2,594,412
Balance at June 30, 2001		$928,797	$14,353,729

Exercise of Common Stock Options		--	$11,769
Warrant Repurchase		($496,145)	($768,594)
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($108,002)	($36,002)
Net Income		$2,538,853	$2,538,853
Balance at June 30, 2002		$2,809,011	$16,045,263

Exercise of Common Stock Options		--	$708,402
Tax benefit related to employee stock options		--	$599,524
Accretion of Original Issue Discount Series C Pref		($54,492)	($54,492)
Preferred Stock Dividends		($90,525)	($18,525)
Series C Preferred converted to Common Stock		--	$506,958
Acquisition of Treasury Stock		--	($11,146,128)
Warrant modification		--	$84,000
Net Income		$1,271,407	$1,271,407
Balance at June 30, 2003		$3,935,401	$7,996,409

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Twelve Months Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net Income	$1,271,407	$2,538,853	$2,594,412
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	904,706	884,441	826,462
Deferred income taxes	(143,457)	(12,449)	(162,272)
Tax benefit related to employee stock options	599,524	-	-
(Gain)Loss on disposal of fixed assets	(5,729)	(86)	17,451
Changes in assets and liabilities:
Accounts receivable, trade	27,600	31,610	(30,523)
Inventories	(807,620)	1,544,564	(1,743,457)
Prepaid and other current assets	(93,653)	(61,368)	162,176
Prepaid income taxes	(722,350)	(295,513)	165,202
Deposits and other assets	(63,969)	(18,722)	(65,510)
Accounts payable	583,712	23,033	(60,995)
Accrued expenses	60,178	152,120	11,893
Net cash provided by operating activities	1,610,349	4,786,483	1,714,839
Cash flows from investing activities:
Purchases of property and equipment	(457,529)	(603,631)	(1,034,868)
Proceeds from sale of fixed assets	6,305	2,340	127,541
Decrease (Increase) in restricted cash	54,633	(8,574)	(212,831)
Note receivable	14,409	11,287	(16,586)
Net cash used for investing activities	(382,182)	(598,578)	(1,136,744)
Cash flows from financing activities:
Borrowings of short-term debt	200,000	-	-
Borrowings of long-term debt	3,000,000	-	-
Repayments of short-term debt	(200,000)	-	-
Repayments of long-term debt	(522,000)	-	-
Principal payments on capital lease obligations	(167,474)	(141,625)	(133,019)
Issuance of common stock, exercise of stock options	708,402	11,768	97,032
Acquisition of treasury stock	(11,146,128)	-	-
Warrant repurchase	-	(768,595)	-
Payment of preferred stock dividends	(18,525)	(36,002)	(6,017)

Net cash used in financing activities	(8,145,725)	(934,454)	(42,004)

Net increase (decrease) in cash and cash equivalents	(6,917,558)	3,253,451	536,091

Cash and cash equivalents, beginning of year	12,085,735	8,832,284	8,296,193

Cash and cash equivalents, end of year	$5,168,177	$12,085,735	$8,832,284

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	585,085	559,165	574,709
Cash paid for income taxes	1,140,000	1,784,306	1,606,458

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversation of preferred stock to common stock	506,958	-	-
Series A preferred stock dividends	72,000	72,000	72,000
Series C preferred stock dividends	-	-	30,000
Accretion of original issue discount	54,492	54,492	54,492
Warrant modification	84,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

The Vermont Teddy Bear Co., Inc.

Notes to the Consolidated Financial Statements

June 30, 2003

(1) Summary of Significant Accounting Policies

Description of Business and Operations

The Vermont Teddy Bear Co., Inc. (the Company), which was incorporated under the laws of the State of New York in 1984, is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the Bear-Gram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. In addition, the Company sells and delivers PajamaGram and TastyGram gifts. The PajamaGram gift service offers a variety of pajamas and related sleepwear and spa products packaged with lavender tub tea and a personalized card in a keepsake organza hat-box, and delivered in a colorful gift box. The TastyGram gift service includes regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza delivered in a colorful gift box complete with a personalized greeting card. Principal geographic markets include New York, Boston, Philadelphia, Detroit, Los Angeles, and Chicago. The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day, and Christmas as the Company's largest sales seasons.

Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and its wholly owned subsidiary, SendAMERICA, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements includes inventory valuation, returns and allowances, income tax provisions and, as discussed in Note 8, in the Consolidated Financial Statement, accrual for an estimated loss under a lease obligation as of June 30, 2003. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Revenue Recognition

Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, delivery has occurred and when a fixed fee and collectibility have been determined.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 2003 and 2002, approximately $533,000 and $587,000 of the Company's cash was restricted, respectively. The largest component of the restricted cash is $463,000 restricted by a debt service reserve, which is required to be maintained as part of the Company's sale-leaseback transaction.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Buildings and equipment acquired under capital leases are stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease.

Depreciation, including amortization of assets covered by capital leases, is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

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

At June 30, 2003 and June 30, 2002 and June 30, 2001, capitalized advertising costs were approximately $27,000, $56,000 and $65,000, respectively, consisting primarily of trade credits and unamortized direct-response catalogs. Advertising expenses were $10,824,000, $9,167,000 and $8,933,000 for the twelve months ended June 30, 2003, 2002 and 2001, respectively. Of these costs, $166,000, $178,000 and $82,000, related to commissions paid to affiliate programs for the twelve months ended June 30, 2003, 2002 and 2001 respectively. The Company worked with several affiliate partners, including opt-in list aggregators, news and entertainment websites, existing radio stations and charities, to advertise to new prospects via e-mail and paid these partners a percentage of sales generated.

Impairment of Long-Lived Assets

          In accordance with Statement of Financial Accounting Standard No. 144 (" FAS 144"), we evaluate long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities approximate their fair market value at June 30, 2003 and 2002.

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

The following tables reconcile the net income available to common stockholders and the weighted average common shares outstanding to the diluted net income available to common stockholders and shares used in the computation of basic and diluted earnings per share:

		Years Ended
	June 30, 2003	June 30, 2002	June 30, 2001
Net Income available to common stockholders used in basic EPS calculation	$1,126,390	$2,376,359	$2,431,903
Add: Dividends on Series C Preferred Stock	18,525	36,002	36,017
Accretion of original issue discount Attributable to Series C Preferred Stock	54,492	54,492	54,492
Net Income available to common stockholders used in diluted EPS calculation	$1,199,407	$2,466,853	$2,522,412

		Years Ended
	June 30, 2003	June 30, 2002	June 30, 2001
Weighted average number of shares used in basic EPS calculation	5,464,996	6,838,250	6,786,121
Add: Common Shares Issuable Upon Exercise of:
Stock Options	1,038,366	1,234,556	1,370,883
Warrants	193,111	420,961	688,979
Convertible Preferred Stock	304,909	657,087	657,087
Total Common Shares Issuable	1,536,386	2,312,604	2,716,949
Less: Shares assumed to be repurchased under treasury Stock method	(764,293)	(820,445)	(835,878)
Weighted average number of shares used in diluted EPS calculation	6,237,089	8,330,409	8,667,192

Diluted weighted average shares outstanding for 2003, 2002 and 2001 exclude 48,000, 149,046 and 27,127 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

Stock-Based Compensation

Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders' equity.

Pro-forma disclosure - Had the Company recognized compensation costs for its stock option and purchase plans based on fair market value for awards under those plans, in accordance with SFAS No. 123 "Accounting for Stock Based Compensation," pro forma net income and pro forma net income per share would have been as follows:

	2003	2002	2001
Net Income available to common stockholders	$1,126,390	$2,376,359	$2,431,903
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net
of related tax effects	($152,128)	($149,977)	($261,308)
Pro forma net income available to common stockholders	$974,262	$2,226,382	$2,170,595

Basic EPS - as reported	$0.21	$0.35	$0.36
Basic EPS - pro forma	$0.18	$0.33	$0.32
Diluted EPS - as reported	$0.19	$0.30	$0.29
Diluted EPS - pro forma	$0.16	$0.28	$0.26

The fair values used to compute pro forma net income and net income per share were estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2003	2002	2001
Risk-free interest rate	3.54%	4.56%	5.3%
Expected dividend yield	0%	0%	0%
Expected volatility	60%	63%	143%
Expected lives	10 years	10 years	10 years

Comprehensive Income

The comprehensive income and loss is the same as net income and loss for each period presented.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company is in the process of determining the impact that the adoption of FIN 46 will have on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is the first phase of the FASB's project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company will adopt the provisions of SFAS No. 145 on July 1, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

(2) Inventories

Inventories consist of the following at June 30, 2003, 2002 and 2001:

	2003	2002	2001
Raw materials	$ 483,547	$ 457,858	$ 670,262
Work-in-process	459,565	316,273	325,459
Finished goods	3,835,327	3,196,688	4,666,865
	$4,778,439	$3,970,819	$5,662,586

(3) Property and Equipment

Property and equipment consist of the following at June 30, 2003, 2002 and 2001:

	2003	2002	2001
Land and land improvements	$1,244,532	$1,244,532	$1,244,532
Building	6,668,134	6,668,134	6,668,134
Equipment	4,636,825	5,532,520	5,014,852
Furniture and fixtures	409,832	469,153	451,372
Vehicles	71,858	97,530	84,230
Leasehold improvements	563,076	426,149	374,101
	$13,594,257	$14,438,018	$13,837,221
Less - Accumulated depreciation and amortization	5,914,536	6,361,245	5,529,246
	$ 7,679,721	$ 8,076,773	$ 8,307,975

Depreciation and amortization expense for the years ended June 30, 2003, 2002 and 2001 was $904,706, $884,441 and $826,462 respectively.

(4) Related Party Transactions

Included in Notes Receivable at June 30, 2003 is a recourse demand note from Elisabeth Robert, a director and Chief Executive Officer of the Company to finance certain income tax obligations related to her exercise of stock options. The loan balance which was $18,390 and $32,799 as of June 30, 2003 and 2002, respectively is being repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Ms. Robert's employment agreement with the Company dated November 21, 2001. The interest rate on the Note is a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the Note is secured by a stock pledge agreement from Ms. Robert.

(5) Accrued Expenses

Accrued expenses at June 30, 2003 and 2002 consist of the following:

	2003	2002
Compensation and other benefits	$891,709	$794,912
Other accrued liabilities	$525,283	$561,902
Total Accrued Expenses	$1,416,992	$1,356,814

(6) Indebtedness

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company received approximately $5.9 million in cash. Associated transaction costs (comprised entirely of external legal, investment advisory, and other professional fees) of $679,000, have been capitalized and recorded as a component of other assets. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options at the Company's discretion. The transaction was accounted for as a sale with a Capital Leaseback. The associated transaction costs of $679,000 are being amortized over the twenty-year term of the debt. The book value of the building and apportioned land and land improvements was $5,577,702 as of June 30, 2003, $5,778,512 as of June 30, 2002 and $5,962,866 as of June 30, 2001.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. The Company has valued the warrants using the Black- Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company is accreting this discount, with charges to retained earnings over a five-year period ending on the redemption date.

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

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("the Issuer Tender Offer"). On October 8, 2002, the Company announced the results of the Issuer Tender Offer. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum the Company was authorized to purchase, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002. On October 8, 2002, after proration, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 50.7 shares of Series C Preferred Stock into 482,745 shares of the Company's Common Stock.

On September 27, 2002, the Company closed on two loan facilities with Banknorth, N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 200 basis points. The revolving line of credit in the amount of $4,000,000 shall be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest shall be due. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At June 30, 2003 there were no outstanding borrowings on the Banknorth, N.A. revolving line of credit.

In connection with the two loan facilities with Banknorth, N.A., the Company amended the lease agreement with its lessor in the sale-leaseback transaction involving its factory headquarters in Shelburne, VT to incorporate the terms of lessor's refinancing of the building at a lower interest rate. Under the lease amendment, the lessor agreed to pass along interest savings by way of reduced rent payments under the lease agreement with the Company. In consideration for the lease amendment, the Company extended the period of exercise on the lessor's previously issued warrants until September 27, 2009. The Company will amortize the fair value of the warrant modification, $84,000, to interest expense over the remaining lease term of approximately 15 years.

On October 16, 2002, Banknorth, N.A. funded the $3,000,000 fixed rate term loan which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's common stock pursuant to the aforementioned Tender Offer.

As of June 30, 2003, 2002 and 2001, the Company had no outstanding letters of credit.

The Company is subject to certain restrictive covenants under the terms of the lease obligation entered into by the Company in connection with the sale-leaseback transaction. As of June 30, 2003, the Company was in compliance with all of its restrictive covenants.

(7) Issuer Tender Offer

On October 8, 2002, the Company announced the results of the August 21, 2002 offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("Issuer Tender Offer"). A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Pursuant to the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002.

On October 16, 2002, Banknorth, N.A. funded the $3,000,000 fixed rate term loan which was used, along with cash on hand, for the repurchase of 3,149,266 shares of the Company's common stock pursuant to the Issuer Tender Offer.

(8) Commitments and Contingencies

Leases

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord has a right of appeal to New York's Court of Appeals, which is presently being briefed and will likely be argued in early 2004. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgment is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

On September 29, 1999 the Company entered into a one-year lease with four one-year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. In April 2001 the Company expanded its Newport operation to occupy an additional 12,000 square feet in an adjacent facility owned by the same landlord. A new three-year lease with two three-year renewal options effective October 1, 2001 combines the two facilities. Annual lease payments for the fiscal year ended June 30, 2003 under the combined Newport lease totaled $118,629. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 30, 2003 there were 77 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten-year lease with three five-year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments for the fiscal year ended June 30, 2003 totaled $406,586. The lease began on September 1, 2000 and replaced the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont.

On March 19, 2002 the Company entered into a three-year lease with two three-year renewal options for 2,000 square feet of retail space on Route 100 in Waterbury, Vermont. This retail space is part of a small retail complex with 5 other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location. The lease began May 1, 2002 and has an annual amount due under the lease of $24,000 for the first year and increases of two percent annually thereafter. Annual lease payments for the fiscal year ended June 30, 2003 totaled $24,000.

In addition, the Company leases various equipment under non-cancelable capital lease agreements. Capital leases and non-cancelable operating leases at June 30, 2003 require the following annual minimum lease payments:

	Capital Leases	Operating Leases
2004	$ 656,027	$ 1,088,135
2005	656,027	842,590
2006	656,027	683,199
2007	656,027	459,454
2008	656,027	434,021
Thereafter	5,958,912	885,275
Total minimum lease payments	$ 9,239,047	$ 4,392,674
Less- Amounts representing interest	$ 4,137,927
Present value of lease payments	$ 5,101,120
Less- Current installments	182,273
Long-term portion	$ 4,918,847

The original cost and net book value of assets under capital lease at June 30, 2003, 2002 and 2001 were $7,036,167 and $5,577,702, $7,050,917 and $5,782,199, and $7,050,917 and $5,971,469 respectively. Rental expense under operating leases for the years ended June 30, 2003, 2002 and 2001 were $1,185,478, $1,064,154, and $768,598 respectively.

(9) Income Taxes

The provision for income taxes for the years ended June 30, 2003, 2002 and 2001 were comprised of the following:
	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Current -
Federal	$ 777,247	$1,121,037	$1,357,125
State	239,927	367,756	416,068
	$1,017,174	$1,488,793	$1,773,193
Deferred -
Federal	$ (109,614)	$ (8,966)	$ (126,833)
State	(33,843)	(3,483)	$ (35,439
	$ (143,457)	$ (12,449)	$ (162,272)
Income tax provision	$ 873,717	$1,476,344	$1,610,921

The components of the net deferred tax asset as of June 30, 2003 and 2002 are presented below:

Deferred tax assets	June 30, 2003	June 30, 2002
Vacation accrual	$ 114,844	$ 89,974
Inventories	83,048	49,222
Deferred rent	38,342	38,147
Other	134,114	151,091
Accrued Expenses	165,854	121,381
Total deferred tax assets	536,202	449,815

Deferred tax liabilities
Depreciation	(137,344)	(177,289)
Prepaid Expenses	(10,680)	(27,805)
Total deferred tax liabilities	(148,024)	(205,094)
Net deferred tax asset	$388,178	$244,721

The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 2003, 2002 and 2001:
	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Computed "expected tax expense	34.0%	34.0%	34.0%
Increase (reduction) resulting from:
State taxes - net of Federal benefits	6.3%	6.0%	6.3%
Other	0.1%	(3.3%)	2.6%
Decrease in deferred tax asset valuation allowance	--	--	(4.9%)
Meals and Penalties	0.2%	0.1%	0.3%
Income tax provision	40.6%	36.8%	38.3%

The Company has been limited in its utilization of the Net Operating Loss (NOL) as a result of the change in tax reporting year-end to June 30, 1995. Because of the change in the year-end approximately $1.7 million of the NOL carryforwards were available to use ratably over a six year period beginning June 30, 1996. At June 30, 2003, the Company had no remaining Federal Income Tax NOL carryforwards. The deferred tax asset valuation allowance was reduced to zero in 2001 as a result of continued improvement in operating results in 2000 and 2001.

As a result of the exercise of certain employee stock options in connection with the Issuer Tender Offer dated August 21, 2002, the Company realized a tax benefit of approximately $600,000. This benefit has been reflected as an increase to additional paid in capital in the accompanying consolidated financial statements.

(10) Preferred Stock

Series A

The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For each of the fiscal years ended June 30, 2003, 2002 and 2001, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

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

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends were paid in cash. For the fiscal year ended June 30, 2001 $30,000 of dividends were paid in the form of additional shares of Series C Preferred Stock and $6,017 were paid in cash.

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

(11) Warrants

At June 30, 2003, there two warrants outstanding for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1999 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants at June 30, 2003, 2002 and 2001, inclusive of the effects of anti-dilution provisions:

	June 30, 2003
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	9/27/2009
42,500	1.050	9/27/2009

	June 30, 2002
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	7/18/2004
42,500	1.050	11/3/2005

	June 30, 2001
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	7/18/2004
42,500	1.050	11/3/2005
495,868	1.050	11/3/2005

(12) Stock Options

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
	Number of Shares	Price Range	Weighted Average	Average Remaining Contractual Life
Outstanding June 30, 2000	1,323,839	$1.00 - $4.31	$1.31	6.9 years
Granted	-	-	-	-
Exercised	(73,500)	$1.00 - $3.50	$1.32
Cancelled	(5,625)	$1.25 - $3.50	$3.07
Outstanding June 30, 2001	1,244,714	$1.00 - $4.31	$1.30	5.9 years
Granted	75,000	$3.40	$3.40	-
Exercised	(11,675)	$1.00 - $1.38	$1.01
Cancelled	(1,250)	$1.00 - $3.50	$3.00
Outstanding June 30, 2002	1,306,789	$1.00 - $4.31	$1.43	5.1 years
Granted	169,740	$3.40	$3.40	-
Exercised	(665,354)	$1.00 - $3.50	$3.41
Cancelled	(15,870)	$1.38 - $3.50	$3.39
Outstanding June 30, 2003	795,305	$1.00 - $4.31	$2.17	6.4 years

The following table summarizes information for options outstanding and exercisable at June 30, 2003:
	Options Outstanding			Options Exercisable
Range of Prices	Number of Shares	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number of Shares	Wtd. Avg. exercise price
1.00 - 1.25	387,935	4.9	1.05	387,935	1.05
1.38 - 3.40	322,370	8.3	3.17	75,250	3.13
3.50 - 4.31	85,000	6.1	3.52	63,125	3.52
1.00 - 4.31	795,305	6.4	2.17	526,310	1.64

As of June 30, 2003, options to purchase 526,310 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.64. As of June 30, 2002, options to purchase 1,154,039 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.22, and options to purchase 169,740 shares of the Company's Common Stock were available for grant under the 1993 Plan. As of June 30, 2001, options to purchase 1,138,714 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.17, and options to purchase 243,490 shares of the Company's Common Stock were available for grant under the 1993 Plan.

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

	Number of	Weighted Avg.
	Shares	Price
Outstanding June 30, 2000	92,833	2.38
Granted	35,167	3.83
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2001	128,000	2.78
Granted	32,500	3.19
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2002	160,500	3.07
Granted	38,500	3.55
Exercised	(19,500)	2.09
Cancelled	-	-
Outstanding June 30, 2003	179,500	3.28

As of June 30, 2003, options to purchase 179,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.28, and options to purchase 201,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2002, options to purchase 160,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.07, and options to purchase 239,500 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2001, options to purchase 128,000 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $2.78, and options to purchase 272,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

The weighted average fair value of under the 1993 Plan and the NEDSO plan granted during fiscal years 2003, 2002 and 2001 were $2.56, $2.46 and $3.76, respectively.

Pro Forma Disclosure - See "Stock-Based Compensation" in Note 1 of the Notes to Consolidated Financial Statements for the pro forma disclosures of net income and earnings per share required under SFAS No. 123.

(13) Segment Information

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

The Retail Operation segment involves a retail location and family tours of its teddy bear factory and store at the factory location in Shelburne, located ten miles south of Burlington, Vermont. The Company also has opened retail store in June 2002 located on Route 100 in Waterbury, Vermont. In an effort to make a visit to the stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both stores, where visitors can participate in the creation of their own teddy bear.

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

		Gram Services
FY 2003	Bear-Gram Service	PajamaGram Service	TastyGram Service(*)	Retail Operations	Corporate/ Wholesale
Net Revenues	$30,733,884	$5,269,749	$448,183	$3,469,596	$353,989
Cost of Goods Sold	$11,330,382	$2,416,748	$361,906	$1,151,079	$185,387
Gross Margin	$19,403,502	$2,853,001	$86,277	$2,318,517	$168,602
Gross Margin %	63.1%	54.1%	19.3%	66.8%	47.6%

		Gram Services
FY 2002	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$34,407,156	$295,494	$360,771	$3,290,930	$639,240
Cost of Goods Sold	$12,425,385	$148,492	$225,385	$1,173,342	$327,872
Gross Margin	$21,981,771	$147,002	$135,386	$2,117,588	$311,368
Gross Margin %	63.9%	49.7%	37.5%	64.3%	48.7%

		Gram Services
FY 2001	Bear-Gram Service	PajamaGram Service	SendAMERICA	Retail Operations	Corporate/ Wholesale
Net Revenues	$33,706,841	--	$47,017	$3,076,569	$424,840
Cost of Goods Sold	$11,982,208	--	$55,634	$1,206,099	$203,029
Gross Margin	$21,724,633	--	($8,617)	$1,870,470	$221,811
Gross Margin %	64.5%	--	--	60.8%	52.2%

(*) SendAMERICA, Inc. began doing business as the TastyGram delivery service in October 2002.

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

(14) Subsequent Events

On August 29, 2003, The Company, through a wholly-owned subsidiary, Calyx & Corolla, Inc., a Delaware corporation, purchased substantially all of the assets of the floral delivery business Calyx & Corolla from Equity Resource Partners, LLC, a Delaware limited liability company and wholly owned subsidiary of Equity Resource Holdings, LLC, a Delaware limited liability company. The acquisition was consummated pursuant to an Asset Purchase Agreement and related documents on August 29, 2003.

The acquired assets include accounts receivable, inventory, the trade name, customer databases and lists, and other intellectual property, and fixed assets, including order processing equipment and certain office furnishings used in the Calyx & Corolla floral delivery business. Working capital obligations assumed include trade payables, accrued compensation and certain executory contracts. Calyx & Corolla, Inc. will hold the assets and intends to continue the Calyx & Corolla business.

The consideration paid was $3.7 million consisting of $1.2 million paid in cash and the remainder paid in the form of 250 shares of Series D Convertible Redeemable Preferred Stock ("Series D Preferred") at a fair value of $10,000 per share. The Series D Preferred shares are convertible into the Company's common stock at a price of $3.53 per common share and have voting rights on an as-converted basis. A portion of the cash consideration paid was financed with a five-year acquisition loan in the amount of $1.0 million ("Acquisition Loan") from Banknorth, N.A, the remainder of the cash consideration paid was funded from cash on hand.

The Company obtained a consent related to this transaction as a result of the restrictive covenants of the sales-leaseback transaction.

Each of the shares of Series D Preferred has a minimum liquidation value of

$10,000 per share, and is convertible into 2,832 shares of the Company's common stock. The Series D Preferred ranks junior to both Series A and Series C Preferred Stock but senior to all other shares of capital stock of the Company. The Series D Preferred stockholders may, at any time after December 31, 2004, require the Company to redeem some or all of the Series D Preferred shares at their minimum liquidation value, not to exceed $650,000 annually on a rolling 12 month basis. The Series D Preferred requires mandatory redemption of all outstanding shares at the minimum liquidation value along with all accrued but unpaid dividends ten years after issuance. The Series D Preferred carries voting rights on an as-converted basis, and, as a class, has the right to elect one member to the Company's Board of Directors. The Series D Preferred has a cumulative preferred cash dividend of five percent per annum, payable quarterly.

The Acquisition Loan shall be repaid by monthly payments of principal and interest over a term of five years. The Company has the option to select one of two interest rate options, as follows: (i) a variable rate equal to either the bank's prime rate minus 0.50% (adjusted daily) or (ii) LIBOR (for 30, 60, 90 day interest periods) plus 2.20% (except that no more than three LIBOR based borrowings would be allowed at any one time). The Acquisition Loan was subject to an origination fee of 0.25% of the principal amount.

There are no material relationships among the parties or their affiliates, officers, directors, members or managers, or any of their associates.

Exhibit 23.1

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statement Nos. 333-91115 on Forms S-3 and 333-74493 on Form S-8 of The Vermont Teddy Bear Company, Inc. of our report dated September 29, 2003, appearing in and incorporated by reference in this Annual Report on Form 10-K of The Vermont Teddy Bear Company, Inc. for the year ended June 30, 2003.

September 29, 2003