Form 10-Q
period 2003-09-30
VERMONT TEDDY BEAR CO INC
filed 2003-11-14
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 .

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

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2003, there were 4,869,384 shares of the registrant's common stock (par value $.05 per share) outstanding.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARIES

Consolidated Balance Sheets
	September 30, 2003	June 30, 2003
ASSETS	(Unaudited)
Cash and cash equivalents	$ 1,897,104	$ 5,168,177
Restricted cash	535,641	532,641
Accounts receivable, trade (net of allowance for doubtful accounts of $13,000 as of September 2003 and June 2003)	147,413	62,214
Inventories	6,042,798	4,778,439
Prepaid expenses and other current assets	1,345,066	1,271,478
Deferred income taxes	525,522	525,522
Total Current Assets	10,493,544	12,338,471

Property and equipment, net	7,611,092	7,679,721
Deposits and other assets	1,050,261	985,843
Goodwill and indefinite intangibles	5,383,260	--
Other intangibles, net	316,106	18,390
Total Assets	$ 24,854,263	$ 21,022,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 3,416,365	$ 3,727,671
Accrued expenses	2,443,014	1,416,992
Current portion of long-term debt	983,000	783,000
Current portion of capital lease obligations	186,608	182,273
Total Current Liabilities	7,028,987	6,109,936

Long-term debt, net of current portion	2,299,250	1,695,000
Capital lease obligations, net of current portion	4,870,538	4,918,847
Deferred income taxes	137,344	137,244
Total Liabilities	$ 14,336,119	$ 12,861,127

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares, outstanding 18.3 shares, $183,000 Liquidation value at September 30, 2003 and June 30, 2003.	178,512	164,889

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,500,000 Liquidation value at September 30, 2003.	2,500,000	--

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares	1,422,000	1,404,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,041,270 and 8,035,520; Outstanding 4,868,984 and 4,861,234 shares at September 30, 2003 and June 30, 2003, respectively	402,064	401,676
Additional paid-in capital	13,526,322	13,518,960
Retained earnings	3,752,874	3,935,401
Treasury stock, at cost, 3,172,286 shares at September 30, 2003,and June 30, 2003	(11,263,628)	(11,263,628)
Total Stockholders' Equity	7,839,632	7,996,409
Total Liabilities and Stockholders' Equity	$ 24,854,263	$ 21,022,425

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Net Revenues	$ 4,979,652	$ 5,083,937
Cost of Goods Sold	2,217,527	1,952,256
Gross Profit	2,762,125	3,131,681

Operating Expenses:
Marketing and Selling Expenses	1,780,864	2,056,812
General and Administrative Expenses	1,072,930	1,081,350
	2,853,794	3,138,162
Operating Loss	(91,669)	(6,481)
Interest Income	12,025	63,462
Interest Expense	(153,236)	(134,291)
Other Income	488	925
Loss Before Income Taxes	(232,392)	(76,385)
Income Tax Benefit	94,531	30,554
Net Loss	(137,861)	(45,831)
Series A Preferred Stock Dividends	(18,000)	(18,000)
Series C Preferred Stock Dividends	(2,769)	(9,074)
Series D Preferred Stock Dividends	(10,274)	--
Accretion of Original Issue Discount	(13,623)	(13,623)
Net Loss Available to Common Stockholders	($ 182,527)	($ 86,528)

Basic Net Loss Per Common Share	($ 0.04)	($ 0.01)

Diluted Net Loss Per Common Share	($ 0.04)	($ 0.01)

Weighted Average Number of Common Shares Outstanding	4,864,555	6,859,599

Weighted Average Number of Diluted Common Shares Outstanding	4,864,555	6,859,599

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Net loss	($ 137,861)	($ 45,831)
Adjustments to reconcile net loss to net cash From operating activities:
Depreciation and amortization	209,161	240,643
Gain on disposal of fixed assets	--	(925)
Changes in assets and liabilities net of assets acquired and Liabilities assumed:
Accounts receivable, trade	151,804	12,422
Inventories	(791,442)	(1,025,827)
Prepaid and other current assets	125,071	(1,420,627)
Deposits and other assets	(64,378)	(131,204)
Accounts payable	(1,961,814)	(1,039,244)
Accrued expenses	(331,313)	(4,969)
Net cash from operating activities	(2,800,772)	(3,415,562)

Cash flows from investing activities:
Purchases of property and equipment	(36,230)	(91,859)
Proceeds from sale of property and equipment	--	925
Cash paid for business acquired	(1,200,000)	--
Decrease (increase) in restricted cash	(3,000)	63,328
Decrease of note receivable	3,673	3,532
Net cash from investing activities	(1,235,557)	(24,074)

Cash flows from financing activities:
Borrowings of long-term debt	1,000,000	--
Payments of long-term debt	(195,750)	--
Payments of capital lease obligations	(43,975)	(39,004)
Issuance of common stock	7,750	629,222
Payment of preferred stock dividends	(2,769)	(9,074)
Net cash from financing activities	765,256	581,144

Net decrease in cash and cash equivalents for the period	(3,271,073)	(2,858,492)

Cash and cash equivalents, beginning of period	5,168,177	12,231,990

Cash and cash equivalents, end of period	$ 1,897,104	$ 9,373,498
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 149,559	$ 134,291
Cash paid for income taxes	--	35,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Warrant modification	--	84,000
Accretion of original issue discount	13,623	13,623

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003, included in the Company's filing with the SEC on Form 10-K. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results expected for the respective full years.

(2) Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and its wholly owned subsidiaries, SendAMERICA, Inc. and Calyx & Corolla, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

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

(4) Earnings Per Share

The following tables reconcile the net loss and the weighted average common shares outstanding to the diluted net loss and shares used in the computation of basic and diluted earnings per share:

Three Months Ended

	09/30/03	09/30/02
Net Loss available to common stockholders used in basic EPS calculation	($182,527)	($86,528)
Add: Dividends on Series C Preferred Stock	--	--
Accretion of original issue discount Attributable to Series C Preferred Stock	--	--
Dividends on Series D Preferred Stock	--	--
Net Loss available to common stockholders used in diluted EPS calculation	($182,527)	($86,528)

Three Months Ended

	09/30/03	09/30/02
Weighted average number of shares used in basic EPS calculation	4,864,555	6,859,599

Add: Common shares issuable upon exercise of:
stock options	--	--
Warrants	--	--
convertible preferred stock	--	--
Total Common shares issuable	--	--

Less: Shares assumed to be repurchased under Treasury stock method	--	--
Weighted average number of shares used in diluted EPS calculation	4,864,555	6,859,599

Diluted weighted average shares outstanding for the three months ended September 30, 2003, and 2002 exclude 2,002,167 and 1,696,108 potential common shares respectively from stock options, warrants, and convertible preferred stock because to include such shares would have been anti-dilutive to the Company's net loss for the quarters ended September 30, 2003 and September 30, 2002.

(5) Stock-Based Compensation

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

Pro-forma disclosure - Had the Company recognized compensation costs for its stock option and purchase plans based on fair market value for awards under those plans, in accordance with SFAS No. 123 "Accounting for Stock Based Compensation," pro forma net income and pro forma net income per share would have been as follows:

Three Months Ended

09/30/03		09/30/02
Net Loss available to common stockholders	($182,527)	($86,528)
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net
of related tax effects	($23,470)	($28,996)
Pro forma net loss available to common stockholders	($205,997)	($115,524)

Basic EPS - as reported	($0.04)	($0.01)
Basic EPS - pro forma	($0.04)	($0.02)
Diluted EPS - as reported	($0.04)	($0.01)
Diluted EPS - pro forma	($0.04)	($0.02)

The fair values used to compute pro forma net income and net income per share were estimated at their fair value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Risk-free interest rate	3.96%	3.63%
Expected dividend yield	0%	0%
Expected volatility	41.9%	41.7%
Expected lives	10 years	10 years

(6) Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effects that the adoption of FIN 46 will have on the Company's financial position, results of operations or cash flows.

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

(7) Indebtedness

On August 29, 2003, the Company closed on a $1,000,000 loan facility (the "Acquisition Loan") with Banknorth N.A. for the acquisition of substantially all of the assets and the assumption of certain liabilities of the floral delivery business Calyx & Corolla from Equity Resource Partners LLC. The Acquisition Loan is being repaid by monthly payments of principal of $16,667 and interest over a term of five years. The Company had the option to select one of two interest rate options, as follows: (i) a variable rate equal to either the bank's prime rate minus 0.50% (adjusted daily) or (ii) LIBOR (for 30, 60, 90 day interest periods) plus 2.20% (except that no more than three LIBOR based borrowings would be allowed at any one time). The Acquisition Loan was subject to an origination fee of 0.25% of the principal amount. At closing, the Company selected a 3.32 percent interest rate based on the 30 day LIBOR rate.

(8) Acquisition

On August 29, 2003, the Company, through a wholly-owned subsidiary, Calyx & Corolla, Inc., a Delaware corporation, purchased substantially all of the assets and assumed certain liabilities of the floral delivery business Calyx & Corolla from Equity Resource Holdings, LLC, a Delaware limited liability company. The acquisition was consummated pursuant to an Asset Purchase Agreement and related documents on August 29, 2003. The results of Calyx & Corolla's operations have been included in the Company's consolidated financial statements as of August 29, 2003.

The acquired assets included accounts receivable, inventory, the trade name, customer databases and lists, other intellectual property, and fixed assets, including order processing equipment and certain office furnishings used in the Calyx & Corolla floral delivery business. Working capital obligations assumed include trade payables, accrued compensation and certain executory contracts. Calyx & Corolla, Inc. will hold the acquired assets and liabilities assumed and intends to continue the Calyx & Corolla business.

The consideration paid was $3.7 million consisting of $1.2 million paid in cash and the remainder paid in the form of 250 shares of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred") at a fair value of $10,000 per share. In addition, the Company incurred approximately $173,000 of transaction costs consisting primarily of legal and accounting fees. The Series D Preferred shares are convertible into the Company's common stock at a price of $3.53 per common share and have voting rights on an as-converted basis. A portion of the cash consideration paid was financed with a five-year acquisition loan in the amount of $1.0 million ("Acquisition Loan") from Banknorth, N.A, the remainder of the cash consideration and transaction costs paid was funded from cash on hand.

The following table sets forth the consideration paid by the Company:

Cash consideration	$ 1,200,000
Series D convertible redeemable preferred stock	2,500,000
Transaction costs and expenses	173,206
Total consideration	$ 3,873,206

The acquisition was accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The following table sets forth the allocation of the purchase consideration to working capital, fixed assets and intangible assets acquired:

Accounts receivable	$ 237,003
Inventory	472,917
Prepaid expenses	199,259
Deposits	3,504
Equipment	91,626
Other intangible-trademark and tradename	1,220,000
Customer list	310,000
Goodwill	4,163,260
Accounts payable	(1,650,508)
Deferred revenue	(1,118,761)
Accrued expenses	(55,094)
$ 3,873,206

The amount allocated to the trademark, tradename and customer list was determined by management after considering the results of an independent appraisal based on established valuation techniques. The customer list is being amortized over its estimated useful life of 3 years.

The following unaudited pro forma information for the Company and its consolidated subsidiaries for the following three months ended September 30, 2003 and 2002 was prepared assuming the acquisition of Calyx & Corolla occurred on July 1, 2002. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the Calyx & Corolla acquisition had occurred on July 1, 2002.

Three Months Ended
September 30,
	2003	2002

Revenue	$ 6,131,773	$ 7,343,119
Net loss attributable to common shareholders	($297,064)	($100,706)
Loss per common share	($0.06)	($0.01)

Each of the shares of Series D Preferred has a minimum liquidation value of $10,000 per share, and is convertible into 2,832 shares of the Company's common stock. The Series D Preferred ranks junior to both Series A and Series C Preferred Stock but senior to all other shares of capital stock of the Company. The Series D Preferred stockholders may, at any time after December 31, 2004, require the Company to redeem some or all of the Series D Preferred shares at their minimum liquidation value, not to exceed $650,000 annually on a rolling 12-month basis. The Series D Preferred requires mandatory redemption of all outstanding shares at the minimum liquidation value along with all accrued but unpaid dividends ten years after issuance. The Series D Preferred carries voting rights on an as-converted basis, and, as a class, has the right to elect one member to the Company's Board of Directors. The Series D Preferred shares have a cumulative preferred cash dividend of 5.0 % per annum, payable quarterly.

The Company obtained a consent related to this transaction as a result of restrictive covenants contained in certain of its lending arrangements.

There are no material relationships among the parties or their affiliates, officers, directors, members or managers, or any of their associates.

Subsequent to the August 29, 2003 closing date of the Calyx & Corolla acquisition, Equity Resource Partners, LLC reimbursed the Company $225,000 to offset actual accounts payable obligations in excess of those estimated at closing.

(9) Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by the Chief Executive Officer in assessing performance and resource allocation. The Company has determined that its reportable segments consist of the Gram delivery service, Retail Operations, and Corporate/Wholesale (including licensing). The Gram delivery service is comprised of Bear-Gram, PajamaGram, Calyx & Corolla floral, and TastyGram delivery services.

The Bear-Gram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. Bear-Gram orders are placed through the toll free number, on-line at vermontteddybear.com , or through the catalog.

The PajamaGram delivery service involves sending pajamas and related loungewear and spa products to recipients as gifts for similar special occasions and holidays. PajamaGram orders are placed via a toll free number or online at pajamagram.com.

The Calyx & Corolla business was acquired on August 29, 2003 for the purposes of extending the Company's product offerings in the gift delivery service industry to include floral delivery service. The Calyx & Corolla delivery service involves sending premium flowers and plants with unique up-scale arrangements and containers to recipients, direct from the growers, as gifts for special occasions and holidays. Calyx & Corolla orders are placed through a catalog, via a toll free number or online at calyxandcorolla.com.

SendAMERICA, Inc., a wholly owned subsidiary, is a business segment that extends the Company's product offerings in the gift delivery service industry to include food related gift products, under the service mark "TastyGram", delivered to recipients for special occasions and holidays. TastyGram orders are placed via a toll free number or online at tastygram.com.

The Retail Operation segment involves a retail location and family tours of its teddy bear factory in Shelburne, located ten miles south of Burlington, Vermont. The Company also has a retail store located on Route 100 in Waterbury, Vermont. In an effort to make a visit to the stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both stores, where visitors can participate in the creation of their own teddy bear.

The Wholesale/Corporate segment develops opportunities in the corporate affinity market and certain wholesale markets.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.
		"Gram	Services"
THREE MONTHS ENDED 09/30/03	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 2,568,070	$ 266,839	$ 643,340	$ 26,333	$ 1,352,785	$ 122,285
Cost of Goods Sold	1,164,199	118,516	374,591	20,514	467,507	72,200
Gross Margin	$ 1,403,871	$ 148,323	$ 268,749	$ 5,819	$ 885,278	$ 50,085
Gross Margin %	54.7%	55.6%	41.8%	22.1%	65.4%	41.0%

		"Gram	Services"
THREE MONTHS ENDED 09/30/02	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 3,341,457	$ 82,894	--	$ 5,808	$ 1,581,006	$ 72,772
Cost of Goods Sold	1,372,815	45,567	--	31,722	460,666	41,486
Gross Margin	$ 1,968,642	$37,327	--	($25,914)	$ 1,120,340	$ 31,286
Gross Margin %	58.9%	45.0%	--	--	70.9%	43.0%

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

We have identified certain critical accounting policies, which are described below:

Inventory Valuation

The Company carries its inventory at the lower of cost or market on a first-in, first-out basis. The Company makes certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. These adjustments can have a significant impact on future operating results and financial position.

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

Returns and Allowances Provision

The Company accrues a provision for returns and allowances. The Company makes certain assumptions to adjust this provision based on historical experience and current information in order to assess that the provision is estimated properly. If actual market conditions are less favorable than those projected by management, additional adjustments to the provision may be required. These adjustments can have a significant impact on future operating results and financial position.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2003 and 2002.

Net revenues for the three month period ended September 30, 2003 totaled $4,980,000, a decrease of $104,000 from net revenues of $5,084,000 for the three month period ended September 30, 2002. By business segment, $773,000 in decreased revenues were attributable to the Bear-Gram gift delivery service and $228,000 in decreased revenues were attributable to the Retail Store segment. Revenues in the Bear-Gram segment decreased as the Company curtailed advertising in this segment in the three month period, which is the Company's slowest quarter for Bear-Gram sales as it does not include a major gift giving holiday. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store in the period ended September 30, 2003. These decreases were offset by increases in the PajamaGram gift delivery service segment revenues of $184,000, increases in the Corporate/Wholesale segment revenues of $50,000, increases in TastyGram segment revenues of $21,000, and revenues of $643,000 generated in September from the recently acquired Calyx and Corolla floral delivery segment.

Gross margin decreased $370,000 to $2,762,000, or 55.5 percent of net revenues, for the three month period ended September 30, 2003, from $3,132,000, or 61.6 percent of net revenues for the three month period ended September 30, 2002. The gross margin decreases in the Bear-Gram segment and the Retail Store segment are primarily the result of lower net revenues in these segments. Increased bear unit manufacturing costs as domestic bear production volume was adjusted to the Company's lower net revenues resulted in a 4.2 gross margin percentage point decrease in the Bear-Gram segment. The decrease of 5.5 gross margin percentage points in the Retail Store segment is associated with higher unit costs in this segment. The decreases in gross margin dollars described above were partially offset by gross margin dollar increases in the PajamaGram, Corporate/Wholesale and TastyGram segments related to increased revenues for the three months ended September 30, 2003. An increase of 10.6 gross margin percentage points in the PajamaGram segment resulted from improved unit gross margins and product mix changes in the period. The 2.0 gross margin percentage point decrease in the Corporate/Wholesale segment is the result of increased sales of domestic bears with higher unit costs in this period. The gross margin increase in the TastyGram gift delivery service segment is partially attributed to higher unit gross margins and improved product mix in this segment as compared to the three month period ended September 30, 2002. The 41.8 gross margin percentage contribution resulting from the recently acquired Calyx & Corolla segment, which is less as a percentage of net revenues than the Company's overall gross margin percent, contributed to the decrease in gross margin percentage. In the month of September 2003, the Calyx & Corolla gross margin was negatively impacted by $62,000 of costs related to the relocation of Calyx & Corolla's fulfillment and inventory operations to the Company's Shelburne, VT location.

Marketing and Selling expenses decreased $276,000 to $1,781,000, or 35.8 percent of net revenues, for the three month period ended September 30, 2003, from $2,057,000, or 40.5 percent of net revenues, for the comparable period ending September 30, 2002. Decreased Bear-Gram advertising costs of $366,000, which include radio, catalog, Internet and print costs as the company scaled back its radio advertising, decreased TastyGram marketing and merchandising costs of $42,000, decreased PajamaGram marketing costs of $40,000, decreased call center and customer service costs of $39,000, decreased Retail Store costs of $21,000, and decreased Corporate/Wholesale marketing and selling costs of $19,000 during the three month period ended September 30, 2003 were partially offset by $251,000 in marketing and selling costs associated with the Company's recently acquired Calyx & Corolla segment. The $251,000 of Calyx & Corolla Marketing and Selling costs include $40,000 in temporary occupancy costs and $9,000 in salaries and other costs related to the relocation of Calyx & Corolla's operations to the Company's Shelburne, VT location.

General and administrative expenses decreased to $1,073,000 for the three month period ended September 30, 2003, compared to $1,081,000 for the three month period ended September 30, 2002. As a percentage of net revenues, general and administrative expenses increased to 21.5 percent for the three month period ended September 30, 2003, from 21.3 percent for the comparable period ended September 30, 2002. General and administrative expenses for the three month period ended September 30, 2003 include $123,000 of expenses attributable to Calyx & Corolla, of which $19,000 are related to the relocation of Calyx & Corolla's information technology operations to the Company's Shelburne, VT location.

Interest expense increased to $153,000 due to increased long term debt obligations for the three month period ended September 30, 2003, compared to $134,000 for the comparable period ending September 30, 2002. Interest income decreased to $12,000 as a result of lower cash balances and lower interest rates in the three month period ended September 30, 2003, compared to $63,000 for the three month period ended September 30, 2002.

The Company has recorded a tax benefit of $95,000 for the three month period ended September 30, 2003, at an effective income tax rate of 40.7 percent. The Company recorded a tax benefit of $31,000 for the comparable period ended September 30, 2002, at an effective income tax rate of 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $3,000, the accretion of an original issue discount of $14,000, and the Series D Preferred Stock dividends of $10,000, the net loss available to Common Stockholders for the three month period ended September 30, 2003 was $183,000, compared to a net loss available to Common Stockholders of $87,000 for the three month period ended September 30, 2002.

The following is a summary of the Company's contractual commitments and other obligations as of September 30, 2003. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Liquidity and Capital Resources
Fiscal Year	Long-Term Debt	Capital Lease Obligations	Operating Leases	Other Long-Term Obligations	Total
2004	816,899	492,020	813,596	326,235	2,448,750
2005	830,669	656,027	842,590	184,313	2,513,599
2006	756,371	656,027	683,199	100,980	2,196,577
2007	672,607	656,027	459,454	68,480	1,856,568
2008	369,074	656,027	434,021	14,992	1,474,114
Thereafter	49,981	5,958,912	885,275	--	6,894,169
	3,495,601	9,075,041	4,118,135	695,000	17,383,777
Less Amounts representing interest	(213,351)	(4,017,895)	--	--	(4,231,246)
Total	3,282,250	5,057,146	4,118,135	695,000	13,152,531

As of September 30, 2003, the Company's cash position decreased to $2,433,000, from $5,701,000 at June 30, 2003. Of the $2,433,000, $536,000 is classified as restricted cash; there was $533,000 of restricted cash at June 30, 2003. The largest component of the restricted cash is $466,000 restricted by a debt service reserve, which was required as part of the loan agreement with Banknorth, N.A., that is required to be maintained as part of the Company's sale-leaseback transaction. Cash decreases from the reduction of accounts payable, the cash paid for the acquisition of Calyx & Corolla and the increase in inventories was offset by the cash provided from the borrowing from Banknorth, N.A. associated with the acquisition of Calyx & Corolla.

On August 29, 2003, the Company closed on a $1,000,000 loan facility with Banknorth N.A. for the acquisition of substantially all of the assets and the assumption of certain liabilities of the floral delivery business Calyx & Corolla from Equity Resource Partners LLC. The Acquisition Loan is being repaid by monthly payments of principal and interest over a term of five years. The Company had the option to select one of two interest rate options, as follows: (i) a variable rate equal to either the bank's prime rate minus 0.50% (adjusted daily) or (ii) LIBOR (for 30, 60, 90 day interest periods) plus 2.20% (except that no more than three LIBOR based borrowings would be allowed at any one time). The Acquisition Loan was subject to an origination fee of 0.25% of the principal amount. At closing, the Company selected a 3.32 percent interest rate based on the 30 day LIBOR rate.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its loan commitments from Banknorth N.A., will be sufficient to finance the Company's operations for at least the next twelve months.

Commitments & Contingencies

On October 24, 1996, the company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of the New York Appellate Division, First Department. Based on the two dissenting votes, the landlord has a right of appeal to the New York Court of Appeals, which is presently being briefed and will likely be argued in early 2004. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgment is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. A description of the background and current status of this action appears in Part I, Note 10 of this report under the heading Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds

On August 29, 2003 the Company issued 250 shares of a new series of preferred stock designated Series D Convertible Redeemable Preferred stock in partial consideration of the Company's acquisition of the floral delivery business Calyx & Corolla. A description of the new Series D Preferred stock appears in Part I, Note 8 of this report under the heading Acquisition. This new issue of preferred stock was a private placement of securities exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Stockholders

There were no matters submitted to a vote of stockholders for the quarter ended September 30, 2003.

Item 5. Other Information

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

As reported on November 12, 2003

The Company filed an amended Form 8-K with respect to the filing on September 3, 2003 mentioned above. The Company timely filed by amendment financial statements of the business acquired and pro forma financial information as required by Item 7 of Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: November 14, 2003 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer

CERTIFICATIONS

I, Elisabeth B. Robert, certify that:

1. I have reviewed this annual report on Form 10-K of The Vermont Teddy Bear Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003

/s/ Elisabeth B. Robert__________

Elisabeth B. Robert

Chief Executive Officer and

Chief Financial Officer

CERTIFICATION

I, Mark J. Sleeper, certify that:

1. I have reviewed this annual report on Form 10-K of The Vermont Teddy Bear Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003

/s/ Mark J. Sleeper______________

Mark J. Sleeper

Chief Accounting Officer