Form 10-Q
period 2003-12-31
VERMONT TEDDY BEAR CO INC
filed 2004-02-18
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003 .

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

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 13, 2004, there were 4,973,191 shares of the registrant's common stock (par value $.05 per share) outstanding.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

December 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31, 2003	June 30, 2003
ASSETS	(Unaudited)
Cash and cash equivalents	$ 4,188,451	$ 5,168,177
Restricted cash	538,654	532,641
Accounts receivable, trade (net of allowance for doubtful accounts of $13,000 as of December 31, 2003 and June 2003)	263,925	62,214
Inventories	6,402,037	4,778,439
Prepaid expenses and other current assets	1,071,835	1,271,478
Deferred income taxes	536,544	525,522
Total Current Assets	13,001,446	12,338,471

Property and equipment, net	7,451,667	7,679,721
Deposits and other assets	1,131,000	1,004,233
Goodwill and indefinite lived intangibles	5,383,260	--
Other intangibles, net	275,556	--
Total Assets	$ 27,242,929	$ 21,022,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 5,557,832	$ 3,727,671
Accrued expenses	2,504,781	1,416,992
Current portion of long-term debt	928,150	783,000
Current portion of capital lease obligations	173,042	182,273
Total Current Liabilities	9,163,805	6,109,936

Long-term debt, net of current portion	2,108,350	1,695,000
Capital lease obligations, net of current portion	4,846,720	4,918,847
Deferred income taxes	185,195	137,244
Total Liabilities	$ 16,256,219	$ 12,861,127

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3 and 18.3 shares at December 31, 2003 and June 30, 2003 respectively; $93,000 and $183,000 Liquidation value at December 31, 2003 and June 30, 2003.	93,042	164,889

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,616 Liquidation value at December 31, 2003.	2,510,616	--

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares	1,440,000	1,404,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,142,477 and 8,035,520; Outstanding 4,970,191 and 4,861,234 shares at December 31, 2003 and June 30, 2003, respectively	407,124	401,676
Additional paid-in capital	13,626,954	13,518,960
Retained earnings	4,124,751	3,935,401
Treasury stock, at cost, 3,172,286 shares at December 31, 2003,and June 30, 2003	(11,263,628)	(11,263,628)
Total Stockholders' Equity	8,335,201	7,996,409
Total Liabilities and Stockholders' Equity	$ 27,242,929	$ 21,022,425

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2003 and 2002

(Unaudited)

Three Months Ended Six Months Ended
	2003	2002	2003	2002
Net revenues	$ 13,410,319	$ 9,290,099	$ 18,389,971	$ 14,374,035
Cost of goods sold	5,746,506	3,615,253	7,964,033	5,567,508
Gross Profit	7,663,813	5,674,846	10,425,938	8,806,527

Operating expenses:
Marketing and selling expenses	5,218,754	4,114,216	6,999,618	6,171,029
General and administrative expenses	1,484,051	1,247,972	2,556,981	2,329,321
	6,702,805	5,362,188	9,556,599	8,500,350
Operating Income	961,008	312,658	869339	306,177
Interest income	5,735	20,383	17,760	83,845
Interest expense	(184,069)	(143,185)	(337,305)	(277,476)
Other income	1,754	4,804	2,242	5,729
Income before income taxes	784,428	194,660	552,036	118,275
Income tax provision	(356,204)	(77,864)	(261,673)	(47,310)
Net Income	428,224	116,796	290,363	70,965
Series A preferred stock dividends	(18,000)	(18,000)	(36,000)	(36,000)
Series C preferred stock dividends	(2,310)	(4,003)	(5,079)	(13,077)
Series D preferred stock dividends	(31,506)	--	(41,780)	--
Accretion of original issue discount	(4,530)	(13,623)	(18,153)	(27,246)
Net income(loss) available to Common stockholders	$ 371,878	$ 81,170	$ 189,351	$ (5,358)

Basic net income per common share	$ 0.08	$ 0.02	$ 0.04	$ 0.00

Diluted net income per common share	$ 0.07	$ 0.02	$ 0.04	$ 0.00

Weighted average number of common shares outstanding	4,902,902	5,275,566	4,883,728	6,067,582

Weighted average number of diluted common shares outstanding	6,243,958	5,851,064	5,971,473	7,012,306

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Net Income	$ 290,363	$ 70,965
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	420,650	478,153
Deferred income taxes	36,829	--
Gain on disposal of fixed assets	--	(5,729)
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	35,292	(3,800)
Inventories	(1,150,681)	(1,687,359)
Prepaid and other current assets	398,302	(309,409)
Deposits and other assets	62,433	(345,279)
Accounts payable	179,653	566,568
Accrued expenses	(269,888)	(197,943)
Net cash from operating activities	2,953	(1,433,833)

Cash flows from investing activities:
Purchases of property and equipment	(78,415)	(309,485)
Proceeds from sale of property and equipment	--	6,305
Cash paid for business acquired	(1,373,206)	--
Decrease (increase) in restricted cash	(6,013)	60,588
Net cash from investing activities	(1,457,635)	(235,462)

Cash flows from financing activities:
Borrowings of short-term debt	500,000	200,000
Borrowings of long-term debt	1,000,000	3,000,000
Payments of short-term debt	(500,000)	(200,000)
Payments of long-term debt	(441,500)	(130,500)
Principal payments on capital lease obligations	(81,359)	(81,262)
Issuance of common stock	23,442	685,471
Acquisition of treasury stock	--	(11,146,128)
Accrued preferred stock dividends	10,616	--
Payment of preferred stock dividends	(36,243)	(13,077)
Net cash from financing activities	474,956	(7,685,496)

Net decrease in cash and cash equivalents for the period	(979,726)	(9,354,791)

Cash and cash equivalents, beginning of period	5,168,177	12,231,990

Cash and cash equivalents, end of period	$ 4,188,451	$ 2,877,199
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 333,003	$ 276,060
Cash paid for income taxes	20,000	35,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of Series C preferred stock to common stock	$ 90,000	$ 506,958
Warrant modification	--	84,000
Accretion of original issue discount	18,153	27,246
Issuance of Series D preferred stock for business acquired	2,500,000	--

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

(4) Earnings Per Share

The following tables reconcile the net income (loss) and the weighted average common shares outstanding to the diluted net income and shares used in the computation of basic and diluted earnings per share:

Three Months Ended Six Months Ended
	12/31/03	12/31/02	12/31/03	12/31/02
Net Income (Loss) available to common stockholders used in basic EPS calculation	$371,878	$81,170	$189,351	($5,358)
Add: Dividends on Series C Preferred Stock	2,310	4,003	5,079	13,077
Accretion of original issue discount Attributable to Series C Preferred Stock	4,530	13,623	18,153	27,246
Dividends on Series D Preferred Stock	31,506	--	41,780	--
Net Income available to common stockholders used in diluted EPS calculation	$410,224	$98,796	$254,363	$34,965

Three Months Ended Six Months Ended
	12/31/03	12/31/02	12/31/03	12/31/02
Weighted average number of shares used in basic EPS calculation	4,902,902	5,275,566	4,883,728	6,067,582

Add: Common shares issuable upon exercise of:
stock options	957,537	779,883	951,526	910,509
Warrants	193,111	193,111	193,111	193,111
Convertible preferred stock	853,661	211,058	641,010	434,072
Total Common shares issuable	6,907,211	6,459,618	6,669,375	7,605,274

Less: Shares assumed to be repurchased under treasury stock method	(663,253)	(608,554)	(697,902)	(592,968)
Weighted average number of shares used in diluted EPS calculation	6,243,958	5,851,064	5,971,473	7,012,306

Diluted weighted average shares outstanding for the three and six months ended December 31, 2003 exclude 14,000 and 35,000 potential common shares respectively because the price of the potential common shares was greater than the average market price of the common stock for that period.

Diluted weighted average shares outstanding for the three and six months ended December 31, 2002 exclude 164,417 and 415,157 potential common shares respectively because the price of the potential common shares was greater than the average market price of the common stock for that period.

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

Had the Company recognized compensation costs for its stock option and purchase plans based on fair market value for awards under those plans, in accordance with Statements of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation," pro forma net income and pro forma net income per share would have been as follows:

Six Months Ended

12/31/03		12/31/02
Net Income(Loss) available to common stockholders	$189,351	($5,358)
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net
of related tax effects	($41,904)	($92,181)
Pro forma Net Income(Loss) available to common stockholders	$147,447	($97,539)

Basic EPS - as reported	$0.04	$0.00
Basic EPS - pro forma	$0.03	($0.02)
Diluted EPS - as reported	$0.04	$0.00
Diluted EPS - pro forma	$0.04	($0.01)

The fair values used to compute pro forma net income (loss) and net income (loss) per share were estimated at their fair value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Risk-free interest rate	4.29%	3.83%
Expected dividend yield	0%	0%
Expected volatility	40.2%	64.0%
Expected lives	10 years	10 years

(6) Recent Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities". These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose of off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities. The provisions of this statement are effective for transactions that are entered into or modified after May 31, 2003. The adoptions of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.

(7) Indebtedness

On August 29, 2003, the Company closed on a $1,000,000 loan facility (the "Acquisition Loan") with Banknorth, N.A. for the acquisition of substantially all of the assets and the assumption of certain liabilities of the floral delivery business Calyx & Corolla from Equity Resource Partners, LLC. The Acquisition Loan is being repaid by monthly payments of principal of $16,667 and interest over a term of five years. The Company had the option to select one of two interest rate options, as follows: (i) a variable rate equal to either the bank's prime rate minus 0.50% (adjusted daily) or (ii) LIBOR (for 30, 60, 90 day interest periods) plus 2.20% (except that no more than three LIBOR based borrowings would be allowed at any one time). The Acquisition Loan was subject to an origination fee of 0.25% of the principal amount. The origination fee and certain other costs totaling $18,000 incurred in connection with the acquisition loan were deferred and are being amortized over the five year term of the loan. At closing, the Company selected a 3.32 percent interest rate based on the 30 day LIBOR rate.

(8) Acquisition

On August 29, 2003, the Company, through a wholly-owned subsidiary, Calyx & Corolla, Inc., a Delaware corporation, purchased substantially all of the assets and assumed certain liabilities of the floral delivery business Calyx & Corolla from Equity Resource Partners, LLC, a Delaware limited liability company. The acquisition was consummated pursuant to an Asset Purchase Agreement and related documents on August 29, 2003. The results of Calyx & Corolla's operations have been included in the Company's consolidated financial statements since August 29, 2003.

The acquired assets included accounts receivable, inventory, the trade name, customer databases and lists, other intellectual property, and fixed assets, including order processing equipment and certain office furnishings used in the Calyx & Corolla floral delivery business. Working capital obligations assumed include trade payables, accrued compensation and certain executory contracts. Calyx & Corolla, Inc. holds the acquired assets and liabilities assumed and continues the Calyx & Corolla business.

The consideration paid was $3.7 million consisting of $1.2 million paid in cash and the remainder paid in the form of 250 shares of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred") at a fair value of $10,000 per share. In addition, the Company incurred approximately $173,000 of transaction costs consisting primarily of legal and accounting fees. The Series D Preferred shares are convertible into the Company's common stock at a price of $3.53 per common share and have voting rights on an as-converted basis. A portion of the cash consideration paid was financed with the five-year Acquisition Loan in the amount of $1.0 million from Banknorth, N.A, the remainder of the cash consideration and transaction costs paid was funded from cash on hand.

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
$ 3,873,206

The amount allocated to the trademark, tradename and customer list was determined by management after considering the results of an independent appraisal based on established valuation techniques. The customer list is being amortized over its estimated useful life of 3 years. The goodwill, trademark, tradename and customer list will be deductible for tax purposes over the tax life of 15 years.

The following unaudited pro forma information for the Company and its consolidated subsidiaries for the following three and six month periods ended December 31, 2003 and 2002 was prepared assuming the acquisition of Calyx & Corolla occurred on July 1, 2002. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the Calyx & Corolla acquisition had occurred on July 1, 2002.

Three Months Ended Six Months Ended

December 31, December 31,
	2003	2002	2003	2002
Revenue	$ 13,410,319	$ 15,233,107	$ 19,542,092	$ 22,576,135
Basic net income(loss) attributable to common shareholders	$ 371,878	$ 89,534	$ 50,876	$ 84,486
Basic income(loss) per common share	$ 0.08	$ 0.02	$ 0.01	$ 0.01

Diluted net income (loss) attributable to common shareholders	$ 410 ,224	$ 107,160	$ 115,888	$ 124,809
Diluted income(loss) per diluted share	$ 0.07	$ 0.02	$ 0.02	$ 0.02

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

The Company obtained consent from its lessor in the sale-leaseback transaction and its lender related to this transaction as a result of restrictive covenants contained in certain of its lending arrangements.

There are no material relationships among the parties to the acquisition of Calyx & Corolla or their affiliates, officers, directors, members or managers, or any of their associates.

Subsequent to the August 29, 2003 closing date of the Calyx & Corolla acquisition, Equity Resource Partners, LLC reimbursed the Company $225,000 related to obligations of Equity Resource Partners, LLC paid by the Company.

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

SendAMERICA, Inc., a wholly owned subsidiary, is a business that extends the Company's product offerings in the gift delivery service industry to include food related gift products, under the service mark "TastyGram", delivered to recipients for special occasions and holidays. TastyGram orders are placed via a toll free number or online at tastygram.com.

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

		"Gram	Services"
THREE MONTHS ENDED 12/31/03	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 5,277,253	$ 1,682,728	$ 5,524,868	$ 114,859	$ 724,279	$ 86,332
Cost of Goods Sold	1,937,715	705,791	2,726,966	66,176	273,567	36,291
Gross Margin	$ 3,339,538	$ 976,937	$ 2,797,902	$ 48,683	$ 450,712	$ 50,041
Gross Margin %	63.3%	58.1%	50.6%	42.4%	62.2%	58.0%

		"Gram	Services"
THREE MONTHS ENDED 12/31/02	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 6,854,444	$1,281,034	--	$ 168,845	$ 836,674	$ 149,102
Cost of Goods Sold	2,442,570	662,379	--	122,749	316,529	71,024
Gross Margin	$ 4,411,874	$ 618,655	--	$ 46,096	$ 520,145	$ 78,078
Gross Margin %	64.4%	48.3%	--	27.3%	62.2%	52.4%

		"Gram	Services"
SIX MONTHS ENDED 12/31/03	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 7,845,323	$ 1,949,567	$ 6,168,208	$ 141,192	$ 2,077,064	$ 208,617
Cost of Goods Sold	3,101,914	824,307	3,101,557	86,690	741,074	108,491
Gross Margin	$ 4,743,409	$ 1,125,260	$ 3,066,651	$ 54,502	$ 1,335,990	$ 100,126
Gross Margin %	60.5%	57.7%	49.7%	38.6%	64.3%	48.0%

		"Gram	Services"
SIX MONTHS ENDED 12/31/02	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 10,195,900	$ 1,363,928	--	$ 174,653	$ 2,417,680	$ 221,874
Cost of Goods Sold	3,815,385	707,946	--	154,471	777,195	112,510
Gross Margin	$ 6,380,515	$ 655,982	--	$ 20,182	$ 1,640,485	$ 109,364
Gross Margin %	62.6%	48.1%	--	11.6%	67.9%	49.3%

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

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal has been fully briefed and was argued on February 10, 2004. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgment is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

Summary

The Company's sales are seasonal in nature and, therefore, the results for interim periods are not necessarily indicative of the results expected for the respective full years. It is more instructive to compare the Company's performance in each interim period to the performance in the same interim period of prior years, in the context of comparable seasonal forces. In the period described in this report, net revenues increased substantially in the Company's Gram segment over the same period in the prior year due to increases in revenues from Calyx & Corolla and the PajamaGram business, which offset decreased revenues in other businesses in the Gram segment. The addition of the Calyx & Corolla business to the Gram segment increased the Company's sales during the December holiday season, which has not been one of the major holiday seasons for the Company's other Gram businesses, and thus improved balance in the Company's seasonal business cycle. The Company's net margins also increased in this period, due to increased margins in the Calyx & Corolla, PajamaGram and Tasty Gram businesses, which offset decreased margins in the Bear-Gram business and the Retail Store segment. Net marketing and selling expenses increased during the period described in this report, although increases in marketing expenses for the PajamaGram and Calyx & Corolla lines were offset by decreases in marketing expenses for the Bear-Gram and Tasty Gram businesses during the period.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their impact cannot be determined with absolute certainty. Therefore the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Goodwill and Indefinite Lived Intangibles

The Company acquired Calyx & Corolla, Inc. on August 29, 2003. This acquisition resulted in $5,383,000 of goodwill and other indefinite lived intangible assets. The Company will test goodwill and other indefinite lived intangible assets for impairment at least annually. The Company expects to complete its impairment testing as of June 30, 2004. Management's estimates of market values, projections of future cash flows and other factors are significant factors in testing goodwill and indefinite lived intangible assets for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge. These adjustments can have a significant impact on future operating results and financial position.

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

Results of Operations

Comparison of the three-month periods ended December 31, 2003 and 2002.

Net revenues for the three month period ended December 31, 2003 totaled $13,410,000, an increase of $4,120,000 from net revenues of $9,290,000 for the three month period ended December 31, 2002. By business segment, $1,577,000 in decreased revenues were attributable to the Bear-Gram gift delivery service, $112,000 in decreased revenues were attributable to the Retail Store segment, $63,000 in decreased revenues to the Corporate/Wholesale segment and $54,000 in decreased revenues to the TastyGram segment. Revenues in the Bear-Gram segment decreased as the Company curtailed radio and catalog advertising in this segment in the three month period. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store in the period ended December 31, 2003. These decreases were offset by increases in the PajamaGram gift delivery service segment revenues of $402,000 and revenues of $5,524,000 generated from the recently acquired Calyx and Corolla floral delivery segment.

Gross margin increased $1,989,000 to $7,664,000 for the three month period ended December 31, 2003, from $5,675,000 for the three month period ended December 31, 2002. Gross margin decreases in the Bear-Gram segment and the Retail Store segment are primarily the result of lower net revenues in these segments. These decreases in gross margin dollars described above were offset by gross margin dollar contribution from the recently acquired Calyx & Corolla segment and gross margin increases in the PajamaGram segment related to increased revenues for the three months ended December 31, 2003. Gross margin as a percentage of net revenues decreased to 57.1 percent from 61.1 percent in the quarter. Increased bear unit manufacturing costs as domestic bear production volume was adjusted to the Company's lower net revenues resulted in a 1.1 percentage point decrease in the Bear-Gram segment. An increase of 9.8 percentage points in the PajamaGram segment resulted from improved unit gross margins and product mix changes in the period. The 5.6 percentage point increase in the Corporate/Wholesale segment is the result of increased sales of imported bears with lower unit costs in this period. The gross margin increase in the TastyGram gift delivery service segment is attributed to higher unit gross margins and improved product mix in this segment as compared to the three month period ended December 31, 2002. The 50.6 gross margin percentage contribution resulting from the recently acquired Calyx & Corolla segment, which is less as a percentage of net revenues than the Company's overall gross margin percentage, contributed to the decrease in gross margin as a percentage of net revenues.

Marketing and Selling expenses increased $1,105,000 to $5,219,000 for the three month period ended December 31, 2003, from $4,114,000 for the comparable period ending December 31, 2002. Increased PajamaGram radio and catalog advertising costs of $177,000 and $1,699,000 in marketing and selling costs associated with the Company's recently acquired Calyx & Corolla segment were partially offset by decreased Bear-Gram advertising costs of $480,000, which include radio, catalog, Internet and print costs as the company scaled back its radio and catalog advertising, decreased TastyGram radio marketing and merchandising costs of $155,000, decreased call center and customer service costs of $96,000, decreased Retail Store costs of $26,000, and decreased Corporate/Wholesale marketing and selling costs of $14,000 during the three month period ended December 31, 2003. Marketing and selling expenses decreased as a percentage of net revenues to 38.9 percent from 44.3 percent in the quarter. Calyx & Corolla Marketing and Selling costs also include $43,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions have been eliminated during this period. The wage costs may be partially offset by adding staff at the Shelburne, Vermont location.

General and administrative expenses increased to $1,484,000 for the three month period ended December 31, 2003, compared to $1,248,000 for the three month period ended December 31, 2002. As a percentage of net revenues, general and administrative expenses decreased to 11.1 percent for the three month period ended December 31, 2003, from 13.4 percent for the comparable period ended December 31, 2002. General and administrative expenses for the three month period ended December 31, 2003 include $361,000 of expenses attributable to Calyx & Corolla. Calyx & Corolla General and Administrative costs also include $101,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions have been eliminated during this period. The wage costs may be partially offset by adding staff at the Shelburne, Vermont location.

Interest expense increased to $184,000 due to increased long term debt obligations for the three month period ended December 31, 2003, compared to $143,000 for the comparable period ending December 31, 2002. Interest income decreased to $6,000 as a result of lower cash balances and lower interest rates in the three month period ended December 31, 2003, compared to $20,000 for the three month period ended December 31, 2002.

The Company has recorded a tax provision of $356,000 for the three month period ended December 31, 2003, which is comprised of a current provision of $319,000, an effective income tax rate of 40.7 percent and a deferred provision of $37,000 resulting primarily from amortization of tax basis goodwill and acquired intangible assets. The Company recorded a tax provision of $78,000 for the comparable period ended December 31, 2002, at an effective income tax rate of 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $2,000, the accretion of an original issue discount of $4,000, and the Series D Preferred Stock dividends of $32,000, the net income available to Common Stockholders for the three month period ended December 31, 2003 was $372,000, compared to a net income available to Common Stockholders of $81,000 for the three month period ended December 31, 2002.

Comparison of the six-month periods ended December 31, 2003 and 2002.

Net revenues for the six month period ended December 31, 2003 totaled $18,390,000, an increase of $4,016,000 from net revenues of $14,374,000 for the six month period ended December 31, 2002. By business segment, $2,351,000 in decreased revenues were attributable to the Bear-Gram gift delivery service, $341,000 in decreased revenues were attributable to the Retail Store segment, $13,000 in decreased revenues to the Corporate/Wholesale segment and $33,000 in decreased revenues to the TastyGram segment. Revenues in the Bear-Gram segment decreased as the Company curtailed radio and catalog advertising in this segment in the six month period. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store in the period ended December 31, 2003. These decreases were offset by increases in the PajamaGram gift delivery service segment revenues of $586,000 and revenues of $6,168,000 generated from the recently acquired Calyx and Corolla floral delivery segment.

Gross margin increased $1,619,000 to $10,426,000 for the six month period ended December 31, 2003, from $8,807,000 for the six month period ended December 31, 2002. Gross margin decreases in the Bear-Gram segment and the Retail Store segment are primarily the result of lower net revenues in these segments. These decreases in gross margin dollars described above were offset by the gross margin dollar contribution from the recently acquired Calyx & Corolla segment and gross margin increases in the PajamaGram segment related to increased revenues for the six months ended December 31, 2003. Gross margin as a percentage of net revenue decreased to 56.7 percent from 61.3 percent in the six month period. Increased bear unit manufacturing costs as domestic bear production volume was adjusted to the Company's lower net revenues resulted in a 2.1 percentage point decrease in the Bear-Gram segment. The decrease of 3.6 percentage points in the Retail Store segment is associated with higher unit costs in this segment. An increase of 9.6 percentage points in the PajamaGram segment resulted from improved unit gross margins and product mix changes in the period. The gross margin increase in the TastyGram gift delivery service segment is attributed to higher unit gross margins and improved product mix in this segment as compared to the six month period ended December 31, 2002. The 49.7 gross margin percentage contribution resulting from the recently acquired Calyx & Corolla segment, which is less as a percentage of net revenues than the Company's overall gross margin percentage, contributed to the decrease in gross margin as a percentage of net revenues. During this six month period, the Calyx & Corolla gross margin was negatively impacted by $62,000 of costs related to the relocation of Calyx & Corolla's fulfillment and inventory operations to the Company's Shelburne, VT location.

Marketing and Selling expenses increased $829,000 to $7,000,000 for the six month period ended December 31, 2003, from $6,171,000 for the comparable period ending December 31, 2002. Increased PajamaGram radio and catalog advertising costs of $138,000 and $1,949,000 in marketing and selling costs associated with the Company's recently acquired Calyx & Corolla segment were partially offset by decreased Bear-Gram advertising costs of $846,000, which include radio, catalog, Internet and print costs as the company scaled back its radio and catalog advertising, decreased TastyGram radio marketing and merchandising costs of $197,000, decreased call center and customer service costs of $135,000, decreased Retail Store costs of $48,000, and decreased Corporate/Wholesale marketing and selling costs of $32,000 during the six month period ended December 31, 2003. Marketing and selling expenses as a percent of net revenues decreased to 38.1 percent from 42.9 percent in the six month period. Calyx & Corolla Marketing and Selling costs include $40,000 in temporary occupancy costs and $9,000 in salaries and other costs related to the relocation of Calyx & Corolla's operations to the Company's Shelburne, VT location. Calyx & Corolla Marketing and Selling costs also include $60,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions have been eliminated during this period. The wage costs may be partially offset by adding staff at the Shelburne, Vermont location.

General and Administrative expenses increased to $2,557,000 for the six month period ended December 31, 2003, compared to $2,329,000 for the six month period ended December 31, 2002. As a percentage of net revenues, general and administrative expenses decreased to 13.9 percent for the six month period ended December 31, 2003, from 16.2 percent for the comparable period ended December 31, 2002. General and administrative expenses for the six month period ended December 31, 2003 include $484,000 of expenses attributable to Calyx & Corolla, of which $19,000 are related to the relocation of Calyx & Corolla's information technology operations to the Company's Shelburne, VT location. Calyx & Corolla General and Administrative costs also include $127,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions have been eliminated during this period. The wage costs may be partially offset by adding staff at the Shelburne, Vermont location.

Interest expense increased to $337,000 due to increased long term debt obligations for the six month period ended December 31, 2003, compared to $277,000 for the comparable period ending December 31, 2002. Interest income decreased to $18,000 as a result of lower cash balances and lower interest rates in the six month period ended December 31, 2003, compared to $84,000 for the six month period ended December 31, 2002.

The Company has recorded a tax provision of $262,000 for the six month period ended December 31, 2003, which is comprised of a current provision of $225,000, an effective income tax rate of 40.7 percent, and a deferred provision of $37,000 resulting primarily from amortization of tax basis goodwill and acquired intangible assets. The Company recorded a tax provision of $47,000 for the comparable period ended December 31, 2002, at an effective income tax rate of 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $36,000, the Series C Preferred Stock dividends of $5,000, the accretion of an original issue discount of $18,000, and the Series D Preferred Stock dividends of $42,000, the net income available to Common Stockholders for the six month period ended December 31, 2003 was $189,000, compared to a net loss available to Common Stockholders of $5,000 for the six month period ended December 31, 2002.

Liquidity and Capital Resources

The following is a summary of the Company's contractual commitments and other obligations as of December 31, 2003. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Payments due by period

Contractual Obligations	Total	Less: Amounts representing interest	Sub total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$3,036,500	($184,458)	$3,220,958	$542,256	$2,259,647	$419,055	--
Capital Lease Obligations	$5,019,762	($4,541,396)	$9,561,158	$351,944	$2,111,667	$1,407,778	$5,689,769
Operating Lease Obligations	$3,872,197	--	$3,872,197	$567,658	$1,985,243	$842,610	$476,687
Series C & D Redeemable Preferred Stock Obligations	$3,077,027	--	$3,077,027	$67,990	$1,642,940	$1,366,097	--
Other Long-Term Liabilities	$543,250	--	$543,250	$212,000	$320,833	$10,417	--
Total	$15,548,736	($4,725,854)	$20,274,590	$1,741,848	$8,320,330	$4,045,956	$6,166,455

As of December 31, 2003, the Company's cash position decreased to $4,727,000, from $5,701,000 at June 30, 2003. Of the $4,727,000, $539,000 is classified as restricted cash; there was $533,000 of restricted cash at June 30, 2003. The largest component of the restricted cash is $469,000 restricted by a debt service reserve, which was required as part of the Acquisition Loan agreement with Banknorth, N.A., that is required to be maintained as part of the Company's sale-leaseback transaction. Cash decreases from the increase in inventories, and the cash paid for the acquisition of Calyx & Corolla were offset by the cash provided from the borrowing from Banknorth, N.A. associated with the acquisition of Calyx & Corolla.

On August 29, 2003, the Company closed on the $1.0 million Acquisition Loan facility with Banknorth, N.A. for the acquisition of substantially all of the assets and the assumption of certain liabilities of the floral delivery business Calyx & Corolla from Equity Resource Partners LLC. The Acquisition Loan is being repaid by monthly payments of principal and interest over a term of five years. The Company had the option to select one of two interest rate options, as follows: (i) a variable rate equal to either the bank's prime rate minus 0.50% (adjusted daily) or (ii) LIBOR (for 30, 60, 90 day interest periods) plus 2.20% (except that no more than three LIBOR based borrowings would be allowed at any one time). The Acquisition Loan was subject to an origination fee of 0.25% of the principal amount. At closing, the Company selected a 3.32 percent interest rate based on the 30 day LIBOR rate.

The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day and Christmas as the Company's largest sales seasons, resulting in fluctuations in working capital obligations similar to those incurred in the past.

The Company intends to continue to invest in support of its growth strategy. These investments include primarily continued advertising and marketing programs designed to enhance the Company's brand name recognition, retain and acquire new customers, expand its current product offerings and further develop its web site and operating infrastructure.

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its loan commitments from Banknorth, N.A., will be sufficient to finance the Company's operations for at least the next twelve months.

Commitments & Contingencies

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of the New York Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to the New York Court of Appeals. That appeal has been fully briefed and was argued on February 10, 2004. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the judgment is ultimately reversed on appeal and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosures and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Stockholders

On December 11, 2003, the Company held an Annual Meeting of Shareholders, at which the following matters were voted upon:

1. To have Common shareholders elect six (6) individuals to the Company's Board of Directors for the ensuing year.

Name	For	Withheld
Jason Bacon	5,442,769	5,417
Maxine Brandenburg	5,445,096	3,090
Nancy Brock	5,446,123	2,063
Fred Marks	5,445,664	2,522
Spencer C. Putnam	5,440,619	7,567
Elisabeth B. Robert	5,444,140	4,046

2. To have Series C Preferred shareholders elect two (2) individuals to the Company's Board of Directors for the ensuing year.

Name	For	Withheld
Thomas R. Shepherd	174,311	0
William Woo	174,311	0

3. To have Series D Preferred shareholders elect one (1) individual to the Company's Board of Directors for the ensuing year.

Name	For	Withheld
Andrew Williams	708,215	0

4. To ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the 2004 fiscal year.

For	Against	Abstentions
5,411,966	35,673	547

5. To approve the amendment of The Vermont Teddy Bear Co., Inc. Non-Employee Stock Option Plan to authorize the quarterly grant of options to Directors to be determined based upon attendance at 75% of Board and Committee meetings rather than solely on attendance at quarterly meetings of the Board of Directors.

For	Against	Abstentions	Not Voted
4,104,586	99,335	29,801	1,214,464

All matters were approved by the Company's Shareholders.

Item 5. Other Information

Elisabeth B. Robert, the Company's Chief Executive Officer/Chief Financial Officer and Mark J. Sleeper, the Chief Accounting Officer, have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 32

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31 Rule 13a-14(a)/15d-14(a) Certifications.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer, and Chief Financial Officer and Mark J. Sleeper, Chief Accounting Officer (filed herein).

99 Non Employee Director Stock Option Plan amended December 11, 2003.

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

The Vermont Teddy Bear Co., Inc.

Date: February 17, 2004 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer