Form 10-Q
period 2004-03-31
VERMONT TEDDY BEAR CO INC
filed 2004-05-17
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 .

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

(802) 985-3001

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X ; No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2004, there were 4,980,991 shares of the registrant's common stock (par value $.05 per share) outstanding.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARIES

Consolidated Balance Sheets
	March 31, 2004	June 30, 2003
ASSETS	(Unaudited)
Cash and cash equivalents	$ 8,354,500	$ 5,168,177
Restricted cash	539,814	532,641
Accounts receivable, trade (net of allowance for doubtful accounts of $13,000 as of March 31, 2004 and June 2003)	410,037	62,214
Inventories	5,152,814	4,778,439
Prepaid expenses and other current assets	1,295,001	1,271,478
Deferred income taxes	544,811	525,522
Total Current Assets	16,296,977	12,338,471

Property and equipment, net	7,303,640	7,679,721
Deposits and other assets	1,163,922	1,004,233
Goodwill and indefinite lived intangibles	5,383,260	--
Other intangibles, net	249,722	--
Total Assets	$ 30,397,521	$ 21,022,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 5,754,944	$ 3,727,671
Accrued expenses	1,777,410	1,416,992
Deferred revenue	1,636,257	--
Current portion of long-term debt	845,875	783,000
Current portion of capital lease obligations	177,730	182,273
Income taxes payable	882,807	--
Total Current Liabilities	11,075,023	6,109,936

Long-term debt, net of current portion	1,944,875	1,695,000
Capital lease obligations, net of current portion	4,800,490	4,918,847
Deferred income taxes	221,083	137,344
Total Liabilities	$ 18,041,471	$ 12,861,127

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3 and 18.3 shares at March 31, 2004 and June 30, 2003 respectively; $93,042 and $183,000 Liquidation value at March 31, 2004 and June 30, 2003, respectively.	93,042	164,889

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,274 Liquidation value at March 31, 2004.	2,510,274	--

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding, 90 shares	1,458,000	1,404,000
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,151,777 and 8,033,520; Outstanding 4,979,491 and 4,861,234 shares at March 31, 2004 and June 30, 2003, respectively	407,589	401,676
Additional paid-in capital	13,638,089	13,518,960
Retained earnings	5,512,684	3,935,401
Treasury stock, at cost, 3,172,286 shares at March 31, 2004, and June 30, 2003	(11,263,628)	(11,263,628)
Total Stockholders' Equity	9,752,734	7,996,409
Total Liabilities and Stockholders' Equity	$ 30,397,521	$ 21,022,425

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Nine Months Ended March 31, 2004 and 2003

(Unaudited)

Three Months Ended Nine Months Ended
	2004	2003	2004	2003
Net revenues	$ 20,078,040	$ 14,528,266	$ 38,468,011	$ 28,902,301
Cost of goods sold	8,186,536	5,393,461	16,150,569	10,960,968
Gross Profit	11,891,504	9,134,805	22,317,442	17,941,333

Operating expenses:
Marketing and selling expenses	7,504,129	5,822,239	14,503,747	11,993,269
General and administrative expenses	1,757,745	1,489,422	4,314,726	3,818,743
	9,261,874	7,311,661	18,818,473	15,812,012
Operating Income	2,629,630	1,823,144	3,498,969	2,129,321
Interest income	10,348	20,716	28,108	104,561
Interest expense	(167,193)	(168,122)	(504,498)	(445,598)
Other income	251	--	2,493	5,729
Income before income taxes	2,473,036	1,675,738	3,025,072	1,794,013
Income tax provision	(1,034,890)	(670,295)	(1,296,563)	(717,605)
Net Income	1,438,146	1,005,443	1,728,509	1,076,408
Series A preferred stock dividends	(18,000)	(18,000)	(54,000)	(54,000)
Series C preferred stock dividends	(1,392)	(2,709)	(6,471)	(15,786)
Series D preferred stock dividends	(30,822)	--	(72,602)	--
Accretion of original issue discount	--	(13,623)	(18,153)	(40,869)
Net income available to Common stockholders	$ 1,387,932	$ 971,111	$ 1,577,283	$ 965,753

Basic net income per common share	$ 0.28	$ 0.20	$ 0.32	$ 0.17

Diluted net income per common share	$ 0.22	$ 0.18	$ 0.27	$ 0.16

Weighted average number of common shares outstanding	4,973,906	4,853,372	4,913,569	5,665,789

Weighted average number of diluted common shares outstanding	6,323,312	5,477,490	6,093,384	6,501,398

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net Income	$ 1,728,509	$ 1,076,408
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	621,555	693,898
Deferred income taxes	64,450	--
Gain on disposal of fixed assets	--	(5,729)
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	(110,820)	37,957
Inventories	98,542	(1,703,119)
Prepaid and other current assets	175,136	(330,970)
Deposits and other assets	46,864	(87,886)
Accounts payable	376,765	1,599,579
Accrued expenses	(103,836)	296,502
Deferred revenue	1,636,257	--
Net cash from operating activities	4,533,422	1,576,640

Cash flows from investing activities:
Purchases of property and equipment	(122,813)	(404,805)
Proceeds from sale of property and equipment	--	6,305
Cash paid for business acquired	(1,373,206)	--
Decrease (increase) in restricted cash	(7,173)	57,621
Net cash from investing activities	(1,503,192)	(340,879)

Cash flows from financing activities:
Borrowings of short-term debt	500,000	200,000
Borrowings of long-term debt	1,000,000	3,000,000
Payments of short-term debt	(500,000)	(200,000)
Payments of long-term debt	(687,250)	(326,250)
Principal payments on capital lease obligations	(122,899)	(124,522)
Issuance of common stock	35,042	687,572
Acquisition of treasury stock	--	(11,146,128)
Payment of preferred stock dividends	(68,800)	(15,786)
Net cash from financing activities	156,093	(7,925,114)

Net increase (decrease) in cash and cash equivalents for the period	3,186,323	(6,689,353)

Cash and cash equivalents, beginning of period	5,168,177	12,231,990

Cash and cash equivalents, end of period	$ 8,354,500	$ 5,542,637
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 499,789	$ 431,738
Cash paid for income taxes	20,000	390,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of Series C preferred stock to common stock	$ 90,000	$ 506,958
Warrant modification	--	84,000
Accretion of original issue discount	18,153	40,869
Issuance of Series D preferred stock for business acquired	2,500,000	--

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003, included in the Company's filing with the SEC on Form 10-K. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results expected for the respective full years.

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

(4) Earnings Per Share

The following tables reconcile the net income and the weighted average common shares outstanding to the diluted net income and shares used in the computation of basic and diluted earnings per share:

Three Months Ended Nine Months Ended
	03/31/04	03/31/03	03/31/04	03/31/03
Net Income available to common stockholders used in basic EPS calculation	$1,387,932	$971,111	$1,577,283	$965,753
Add: Dividends on Series C Preferred Stock	1,392	2,709	6,471	15,786
Accretion of original issue discount attributable to Series C Preferred Stock	--	13,623	18,153	40,869
Dividends on Series D Preferred Stock	30,822	--	72,602	--
Net Income available to common stockholders used in diluted EPS calculation	$1,420,146	$987,443	$1,674,509	$1,022,408

Three Months Ended Nine Months Ended
	03/31/04	03/31/03	03/31/04	03/31/03
Weighted average number of shares used in basic EPS calculation	4,973,906	4,853,372	4,913,569	5,665,789

Add: Common shares issuable upon exercise of:
Stock options	976,340	967,008	958,143	1,071,431
Warrants	193,111	193,111	193,111	193,111
Convertible preferred stock	796,834	174,326	692,574	348,120
Total Common shares issuable	6,940,191	6,187,817	6,757,397	7,278,451

Less: Shares assumed to be repurchased under Treasury stock method	(616,879)	(710,327)	(664,013)	(777,053)
Weighted average number of shares used in diluted EPS calculation	6,323,312	5,477,490	6,093,384	6,501,398

Diluted weighted average shares outstanding for the three and nine months ended March 31, 2004 exclude 6,000 and 27,500 potential common shares respectively because the price of the potential common shares was greater than the average market price of the common stock for that period.

Diluted weighted average shares outstanding for the three and nine months ended March 31, 2003 exclude 22,000 and 73,500 potential common shares respectively because the price of the potential common shares was greater than the average market price of the common stock for that period.

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

Had the Company recognized compensation costs for its stock option and purchase plans based on fair market value for awards under those plans, in accordance with Statements of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation," pro forma net income and pro forma net income per share would have been as follows:

Nine Months Ended

03/31/04		03/31/03
Net Income available to common stockholders	$1,577,283	$ 965,753
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net
of related tax effects	($61,436)	($120,837)
Pro forma Net Income available to common stockholders	$1,515,847	$ 844,916

Basic EPS - as reported	$0.32	$0.17
Basic EPS - pro forma	$0.31	$0.15
Diluted EPS - as reported	$0.27	$0.16
Diluted EPS - pro forma	$0.26	$0.14

The fair values used to compute pro forma net income and net income per share were estimated at their fair value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.86%	3.83%
Expected dividend yield	0%	0%
Expected volatility	46.0%	60.1%
Expected lives	10 years	10 years

(6) Recent Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities". These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

The following unaudited pro forma information for the Company and its consolidated subsidiaries for the following three and nine month periods ended March 31, 2004 and 2003 was prepared assuming the acquisition of Calyx & Corolla occurred on July 1, 2002. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the Calyx & Corolla acquisition had occurred on July 1, 2002.

Three Months Ended Nine Months Ended

March 31, March 31,
	2004	2003	2004	2003
Revenue	$ 20,078,040	$ 18,113,316	$ 39,620,132	$ 40,689,451
Net income attributable to common shareholders	$ 1,387,932	$ 958,178	$ 1,438,808	$ 1,042,664
Basic income per common share	$ 0.28	$ 0.20	$ 0.29	$ 0.18

Diluted net income attributable to common shareholders	$ 1,420,146	$ 1,037,010	$ 1,536,034	$ 1,161,819
Diluted income per diluted share	$ 0.22	$ 0.17	$ 0.25	$ 0.16

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

		"Gram	Services"
Three Months Ended 03/31/04	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$13,050,137	$ 2,611,070	$ 3,619,427	$ 107,241	$ 392,964	$ 297,201
Cost of Goods Sold	4,899,693	995,891	1,937,564	87,676	132,457	133,255
Gross Margin	$ 8,150,444	$ 1,615,179	$ 1,681,863	$ 19,565	$ 260,507	$ 163,946
Gross Margin %	62.5%	61.9%	46.5%	18.2%	66.3%	55.2%

		"Gram	Services"
Three Months Ended 03/31/03	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 12,151,047	$1,785,435	--	$ 147,425	$ 404,546	$ 39,813
Cost of Goods Sold	4,304,460	806,829	--	116,965	148,302	16,905
Gross Margin	$ 7,846,587	$ 978,606	--	$ 30,460	$ 256,244	$ 22,908
Gross Margin %	64.6%	54.8%	--	20.7%	63.3%	57.5%

		"Gram	Services"
Nine Months Ended 03/31/04	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 20,895,460	$ 4,560,637	$ 9,787,635	$ 248,433	$ 2,470,028	$ 505,818
Cost of Goods Sold	8,001,607	1,820,198	5,039,121	174,366	873,531	241,746
Gross Margin	$ 12,893,853	$ 2,740,439	$ 4,748,514	$ 74,067	$ 1,596,497	$ 264,072
Gross Margin %	61.7%	60.1%	48.5%	29.8%	64.6%	52.2%

		"Gram	Services"
Nine Months Ended 03/31/03	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 22,346,948	$ 3,149,363	--	$ 322,077	$ 2,822,226	$ 261,687
Cost of Goods Sold	8,119,846	1,514,775	--	271,435	925,497	129,415
Gross Margin	$ 14,227,102	$ 1,634,588	--	$ 50,642	$ 1,896,729	$ 132,272
Gross Margin %	63.7%	51.9%	--	15.7%	67.2%	50.5%

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

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returns the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continue to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

Summary

The Company's sales are seasonal in nature and, therefore, the results for interim periods are not necessarily indicative of the results expected for the respective full years. It is more instructive to compare the Company's performance in each interim period to the performance in the same interim period of prior years, in the context of comparable seasonal forces. In the period described in this report, net revenues increased substantially in the Company's Gram segment over the same period in the prior year due to increases in revenues from the Calyx & Corolla, PajamaGram and the Wholesale/Corporate business. The Bear-Gram business, with lower net revenues than the prior year on a year to date basis, had increased net revenues over the prior year during the same three month period described in this report. While the addition of the Calyx & Corolla business to the Gram segment increased the Company's sales during the Valentine's Day selling season, it is not one of the major holiday seasons for the Calyx & Corolla businesses, and thus the Company achieved improved balance in its seasonal business cycle. The Company's net margins also increased in this period, due to increased margin dollars in the Calyx & Corolla, PajamaGram and Wholesale/Corporate businesses, which offset decreased margins in the Bear-Gram, Retail, and TastyGram businesses. While lower as a percent of net revenues, net marketing and selling expenses increased during the period described in this report. Increases in marketing expenses for the PajamaGram and Calyx & Corolla lines were offset by decreases in marketing expenses for the Corporate/Wholesale, Retail and Tasty Gram businesses during the period.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2004 and 2003.

Net revenues for the three month period ended March 31, 2004 totaled $20,078,000, an increase of $5,550,000 from net revenues of $14,528,000 for the three month period ended March 31, 2003. By business segment, $899,000 in increased revenues were attributable to the Bear-Gram gift delivery service, $826,000 in increased revenues were attributable to the PajamaGram gift delivery service segment, $257,000 in increased revenues to the Corporate/Wholesale segment. New revenues of $3,619,000 were generated from the recently acquired Calyx and Corolla floral delivery segment. These increases were offset by $40,000 in decreased revenues in the TastyGram segment and $11,000 in decreased revenues in the Retail Store segment. Revenues in the Bear-Gram segment increased due to additional advertising on syndicated radio programming and television advertising for the Valentine's Day holiday period in this segment while revenues in the PajamaGram increased due to additional radio advertising.

Gross margin increased $2,757,000 to $11,892,000 for the three month period ended March 31, 2004, from $9,135,000 for the three month period ended March 31, 2003. Gross margin dollar increases in the PajamaGram, Bear-Gram, and Corporate/Wholesale segments, primarily the result of higher net revenues in these segments, and the gross margin dollar contribution from the recently acquired Calyx & Corolla segment for the three months ended March 31, 2004, were partially offset by a decrease in gross margin dollars in the TastyGram segment. Gross margin as a percentage of net revenues decreased to 59.2 percent from 62.9 percent in the quarter. Increased bear unit manufacturing costs as domestic bear production volume was adjusted to the Company's lower net revenues experienced in the first six months of the fiscal year resulted in a 2.1 percentage point decrease in the Bear-Gram segment. An increase of 7.1 percentage points in the PajamaGram segment resulted from improved unit gross margins and product mix changes in the period. The 2.3 percentage point decrease in the Corporate/Wholesale segment is the result of a large volume sale of imported bears in the three month period ended March 31, 2004. The 46.5 gross margin percentage contribution resulting from the recently acquired Calyx & Corolla segment, which is less as a percentage of net revenues than the Company's overall gross margin percentage, contributed to the decrease in gross margin as a percentage of net revenues.

Marketing and Selling expenses increased $1,682,000 to $7,504,000 for the three month period ended March 31, 2004, from $5,822,000 for the comparable period ending March 31, 2003. Increased Bear-Gram advertising costs of $336,000, which include radio, television, catalog, Internet and print, increased PajamaGram radio advertising costs of $328,000, increased call center and customer service costs of $3,000 and $1,061,000 in marketing and selling costs associated with the Company's recently acquired Calyx & Corolla segment were partially offset by decreased TastyGram radio marketing and merchandising costs of $27,000, decreased Corporate/Wholesale marketing and selling costs of $15,000 and decreased Retail Store costs of $4,000 during the three month period ended March 31, 2004. Marketing and selling expenses decreased as a percentage of net revenues to 37.4 percent from 40.1 percent in the quarter.

General and administrative expenses increased to $1,758,000 for the three month period ended March 31, 2004, compared to $1,489,000 for the three month period ended March 31, 2003. As a percentage of net revenues, general and administrative expenses decreased to 8.8 percent for the three month period ended March 31, 2004, from 10.3 percent for the comparable period ended March 31, 2003. General and administrative expenses for the three month period ended March 31, 2004 include $218,000 of expenses attributable to the recently acquired Calyx and Corolla floral delivery segment.

Interest expense decreased to $167,000 for the three month period ended March 31, 2004, compared to $168,000 for the comparable period ending March 31, 2003. Interest income decreased to $10,000 as a result of lower interest rates in the three month period ended March 31, 2004, compared to $21,000 for the three month period ended March 31, 2003.

The Company has recorded a tax provision of $1,035,000 for the three month period ended March 31, 2004, which is comprised of a current provision of $1,007,000, an effective income tax rate of 40.7 percent, and a deferred provision of $28,000 resulting primarily from amortization of tax basis goodwill and acquired intangibles. The Company recorded a tax provision of $670,000 for the comparable period ended March 31, 2003, at an effective income tax rate of 40.0 percent.

As a result of the foregoing factors, the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $1,400, and the Series D Preferred Stock dividends of $31,000, the net income available to Common Stockholders for the three month period ended March 31, 2004 was $1,388,000, compared to a net income available to Common Stockholders of $971,000 for the three month period ended March 31, 2003.

Comparison of the nine-month periods ended March 31, 2004 and 2003.

Net revenues for the nine month period ended March 31, 2004 totaled $38,468,000, an increase of $9,566,000 from net revenues of $28,902,000 for the nine month period ended March 31, 2003. By business segment, increases in PajamaGram revenues of $1,411,000, increases in Corporate/Wholesale segment, and new revenues of $9,788,000 generated from the recently acquired Calyx and Corolla floral delivery segment were partially offset by $1,451,000 in decreased revenues attributable to the Bear-Gram gift delivery service, $352,000 in decreased revenues attributable to the Retail Store segment, and $74,000 in decreased revenues to the TastyGram segment. Revenues in the PajamaGram segment increased as the Company increased radio advertising and revenues in the Bear-Gram segment decreased as the Company curtailed radio and catalog advertising in this segment in the nine month period. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store in the nine month period ended March 31, 2004.

Gross margin increased $4,376,000 to $22,317,000 for the nine month period ended March 31, 2004, from $17,941,000 for the nine month period ended March 31, 2003. Gross margin dollar increases in the PajamaGram, Corporate/Wholesale, and TastyGram segments, and the contribution from the recently acquired Calyx & Corolla segment for the nine months ended March 31, 2004, were partially offset by gross margin dollar decreases in the Bear-Gram segment and the Retail Store segment, primarily the result of lower net revenues in these segments. Gross margin as a percentage of net revenue decreased to 58.0 percent from 62.1 percent in the nine month period. Increased bear unit manufacturing costs as domestic bear production volume was adjusted to the Company's lower net revenues resulted in a 2.0 percentage point decrease in the Bear-Gram segment. The decrease of 2.6 percentage points in the Retail Store segment is associated with higher unit costs in this segment. An increase of 8.2 percentage points in the PajamaGram segment resulted from improved unit gross margins and product mix changes in the period. The gross margin increase of 14.7 percentage points in the TastyGram gift delivery service segment is attributed to higher unit gross margins and improved product mix in this segment as compared to the nine month period ended March 31, 2003. The 48.5 gross margin percentage contribution resulting from the recently acquired Calyx & Corolla segment, which is less as a percentage of net revenues than the Company's overall gross margin percentage, contributed to the decrease in gross margin as a percentage of net revenues. During this nine month period, the Calyx & Corolla gross margin was negatively impacted by $62,000 of costs related to the relocation of Calyx & Corolla's fulfillment and inventory operations to the Company's Shelburne, Vermont location.

Marketing and Selling expenses increased $2,511,000 to $14,504,000 for the nine month period ended March 31, 2004, from $11,993,000 for the comparable period ending March 31, 2003. Increased PajamaGram radio and catalog advertising costs of $466,000 and $3,011,000 in marketing and selling costs associated with the Company's recently acquired Calyx & Corolla segment were partially offset by decreased Bear-Gram advertising costs of $510,000, which include radio, television, catalog, Internet and print costs as the Company scaled back its radio and catalog advertising, decreased TastyGram radio marketing and merchandising costs of $225,000, decreased call center and customer service costs of $132,000, decreased Retail Store costs of $51,000, and decreased Corporate/Wholesale marketing and selling costs of $48,000 during the nine month period ended March 31, 2004. Marketing and selling expenses as a percent of net revenues decreased to 37.7 percent from 41.5 percent in the nine month period. Calyx & Corolla Marketing and Selling costs include $40,000 in temporary occupancy costs and $9,000 in salaries and other costs related to the relocation of Calyx & Corolla's operations to the Company's Shelburne, Vermont location. Calyx & Corolla Marketing and Selling costs also include $60,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions have been eliminated during this period. The wage costs savings may be partially offset by adding staff at the Shelburne, Vermont location.

General and Administrative expenses increased to $4,315,000 for the nine month period ended March 31, 2004, compared to $3,819,000 for the nine month period ended March 31, 2003. As a percentage of net revenues, general and administrative expenses decreased to 11.2 percent for the nine month period ended March 31, 2004, from 13.2 percent for the comparable period ended March 31, 2003. General and administrative expenses for the nine month period ended March 31, 2004 include $702,000 of expenses attributable to Calyx & Corolla, of which $19,000 are related to the relocation of Calyx & Corolla's information technology operations to the Company's Shelburne, Vermont location. Calyx & Corolla General and Administrative costs also include $127,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions have been eliminated during this period. The wage costs savings may be partially offset by adding staff at the Shelburne, Vermont location.

Interest expense increased to $504,000 due to increased long term debt obligations for the nine month period ended March 31, 2004, compared to $446,000 for the comparable period ending March 31, 2003. Interest income decreased to $28,000 as a result of lower cash balances and lower interest rates in the nine month period ended March 31, 2004, compared to $105,000 for the nine month period ended March 31, 2003.

The Company has recorded a tax provision of $1,297,000 for the nine month period ended March 31, 2004, which is comprised of a current provision of $1,232,000, an effective income tax rate of 40.7 percent, and a deferred provision of $65,000 resulting primarily from amortization of tax basis goodwill and acquired intangible assets. The Company recorded a tax provision of $718,000 for the comparable period ended March 31, 2003, at an effective income tax rate of 40.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $54,000, the Series C Preferred Stock dividends of $6,500, the accretion of an original issue discount of $18,000, and the Series D Preferred Stock dividends of $73,000, the net income available to Common Stockholders for the nine month period ended March 31, 2004 was $1,577,000, compared to a net income available to Common Stockholders of $966,000 for the nine month period ended March 31, 2003.

Liquidity and Capital Resources

The following is a summary of the Company's contractual commitments and other obligations as of March 31, 2004. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Payments due by fiscal period

Contractual Obligations	Total	Amounts representing interest	Sub total	By June 30, 2004	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,790,750	($157,908)	$2,948,658	$269,956	$2,259,647	$419,055	--
Capital Lease Obligations	$4,978,220	($4,406,966)	$9,385,186	$175,972	$2,111,667	$1,407,778	$5,689,769
Operating Lease Obligations	$3,741,958	--	$3,741,958	$344,208	$2,051,040	$860,013	$486,697
Series C & D Redeemable Preferred Stock Obligations	$3,017,854	--	$3,017,854	$32,646	$1,626,754	$1,358,453	--
Other Long-Term Liabilities	$461,047	--	$461,047	$129,797	$320,833	$10,417	--
Total	$14,989,829	($4,564,874)	$19,554,702	$952,579	$8,369,942	$4,055,716	$6,176,466

As of March 31, 2004, the Company's cash position increased to $8,894,000, from $5,701,000 at June 30, 2003. Of the $8,894,000, $540,000 is classified as restricted cash; there was $533,000 of restricted cash at June 30, 2003. The largest component of the restricted cash is $470,000 restricted by a debt service reserve, which was required as part of the Acquisition Loan agreement with Banknorth, N.A., that is required to be maintained as part of the Company's sale-leaseback transaction. Cash increases provided by net income, increases in deferred revenue and the cash provided from the borrowing from Banknorth, N.A. associated with the acquisition of Calyx & Corolla were offset by the cash paid for the acquisition of Calyx & Corolla and payments on long term debt.

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

The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day and Christmas as the Company's largest sales seasons, resulting in fluctuations in working capital obligations similar to those incurred during the same periods in past years.

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

Commitments & Contingencies

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returns the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continue to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosures and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Stockholders

There were no matters submitted to a vote of stockholders for the quarter ended March 31, 2004.

Item 5. Other Information

Elisabeth B. Robert, the Company's Chief Executive Officer/Chief Financial Officer and Mark J. Sleeper, the Chief Accounting Officer, have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 32.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31 Rule 13a-14(a)/15d-14(a) Certifications.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Elisabeth B. Robert, President, Chief Executive Officer, Treasurer, and Chief Financial Officer and Mark J. Sleeper, Chief Accounting Officer (filed herein).

(b) Reports on Form 8-K

As reported on March 25, 2004

The Company filed a Form 8-K with respect to the decision of the New York Court of Appeals to reverse the New York Appellate Division's decision to grant the Company summary judgment in its action against 538 Madison Realty Company in the Supreme Court of the State of New York, County of New York.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: May 17, 2004 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer