Form 10-K
period 2004-06-30
VERMONT TEDDY BEAR CO INC
filed 2004-09-28
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______________

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average high and low prices of such stock on December 31, 2003, as reported on NASDAQ, was $ 10,161,490.

As of September 28, 2004, there were 8,179,935 shares of the issuer's common stock issued and 5,007,649 shares outstanding.

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K:

Proxy Statement for 2004 Annual Meeting of the issuer's stockholders: Part III, Items 10, 11, 12 , 13 and 14.

The Vermont Teddy Bear Co., Inc.

2004 Form 10-K Annual Report

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

Item 1. Business

The Vermont Teddy Bear Co., Inc. (the "Company") is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the BearGram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. In recent years, the Company extended its product offering in the gift delivery business, developing gift merchandise assortments under the service marks "PajamaGram" and "TastyGram". The PajamaGram gift delivery service offers a variety of pajamas and related sleepwear and spa products, packaged with lavender tub tea and a personalized card in a keepsake hat-box, and delivered in a colorful gift box. The TastyGram gift delivery service focuses exclusively on food related gift products, including regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. A TastyGram gift is also delivered complete with a personalized greeting card. In August of 2003, the Company completed the acquisition of Calyx & Corolla, Inc. (see Note 2 in the consolidated financial statements included in this Annual Report). Calyx & Corolla, now a wholly owned subsidiary of the Company, is a direct marketer of premium, direct-from-the-grower flowers, plants, and preserved floral wreaths and centerpieces.

The Company's four product lines, BearGram gifts, PajamaGram gifts, TastyGram gifts and Calyx & Corolla floral gifts are maintained for marketing purposes as standalone brands with their own website storefronts, toll free telephone numbers and advertising campaigns, and constitute principal components of the Company's gift delivery business. The Company maintains its principal offices and conducts the majority of its operations at 6655 Shelburne Road in Shelburne, Vermont. The Company also maintains an office for the Calyx & Corolla segment in Vero Beach, Florida.

As the Company developed its BearGram business, the net revenues of the Company grew from approximately $351,000 in 1989 to $38,994,000 in its fiscal year ended June 30, 2002. As the Company transitioned from being solely in the BearGram business to offering a variety of different products in the gift business under separate brand names, net revenues increased to $55,828,000 for the fiscal year ended June 30, 2004. The Company has been consistently profitable on an annual basis since its fiscal year ended June 30, 1999.

The Company's common stock is listed on the NASDAQ Small Cap Market under the ticker symbol "BEAR".

The Origins and History of the Company

The Vermont Teddy Bear Company was founded by John Sortino in 1981 and incorporated in 1984 on the premise that teddy bears, with their legendary beginnings dating back to the presidency of Theodore Roosevelt, should continue to be made in America. The Company's business began from a pushcart on Church Street, an open marketplace in Burlington, Vermont, with John selling home-sewn teddy bears. As the business developed during the 1980's, the Company's marketing efforts focused primarily on wholesaling teddy bears to specialty stores and direct retail through its own outlets in Burlington as well as Albany and Plattsburgh, New York. BearGram gifts, customized teddy bears delivered on behalf of the purchaser to someone else, were first introduced on a small scale in 1985. Shortly before Valentine's Day in 1990, the Company introduced radio advertising of its BearGram service on radio station WHTZ ("Z-100") in New York City, positioning it as a novel gift for Valentine's Day, and offering listeners a toll-free number for customers to order from the Company's facility in Vermont. This test proved to be successful, and the service was expanded to other major radio markets across the country. Primarily through the BearGram delivery service, the Company increased its net revenues from approximately $351,000 in 1989 (the year prior to the initial New York City BearGram campaign) to approximately $38,994,000 in 2002.

Expansion of its radio marketing, principally in the Northeast, fueled rapid growth through 1995. In 1992 and 1993, the Company was ranked 80 and 58, respectively, on Inc. Magazine's list of the fastest growing private companies in America. In 1994, the Company was ranked 21 on Inc' Magazine's list of the fastest growing public companies. After a brief period of retail expansion with the addition of three stores in New York, Maine and New Hampshire that were subsequently closed, the Company refocused its marketing efforts during fiscal year 1998 on direct response radio. The Company subsequently experienced another period of growth as it expanded its radio campaign for the BearGram service from the Northeast to most major metropolitan areas across the United States.

Recognizing that an Internet website provided visual support to its national radio advertising campaign and a convenient way for customers to place orders, the Company began taking orders on its website in March of 1997. In May 2000, the Company launched its Pre-FUR'd Member online e-mail marketing program to stimulate loyalty among its existing BearGram customers and increase repeat purchases.

The Company launched the PajamaGram gift service in April 2002 and the TastyGram gift service in July 2002 in order to expand its product offering in the gift market and leverage its existing operating infrastructure and direct marketing expertise. At that time, the Company materially modified its business strategy, seeking to establish itself in the gift industry selling all of its products, including BearGram gifts, for adult to adult gift giving.

In August 2003, the Company acquired certain assets and the business model and name of Calyx & Corolla as it continues to expand its product offerings targeting women gift buyers. Calyx & Corolla was founded in 1988 by Ruth Owades who was also the founder of Gardener's Eden now owned by Brookstone, Inc. Based on historical research, the Company believes that Calyx & Corolla was the original catalog floral company, pioneering the concept of delivering fresh flowers via Federal Express directly to the consumer from the growers or, in the case of Central and South American farms, the growers' import warehouses.

Principal Business Segments and Distribution Methods

The Company has identified the following segments within its business for reporting certain financial results: the "Gift Delivery Services", including the BearGram gift delivery service, the PajamaGram gift delivery service, the TastyGram gift delivery service and Calyx & Corolla; Retail Store Operations; and Corporate/Wholesale. Revenues and gross margins for each of the Company's segments are reported in the Consolidated Financial Statements included with this Annual Report. The largest of the Company's business segments is the BearGram Service comprising 51.3 percent of the Company's net revenue for the fiscal year ended June 30, 2004. Calyx & Corolla, incorporated into the Company's operating results for the ten months after the August 29, 2003 acquisition date comprised 28.2 percent of net revenue for the year, while the PajamaGram Service and the TastyGram Service represent 13.2 percent and 0.7 percent of net revenues for fiscal year ended June 30, 2004, respectively.

The Company also distributes its teddy bear products through Retail Store Operations and through its Corporate/Wholesale segments. The Company's Retail Store Operations represented 5.4 percent of net revenues, and the Corporate/Wholesale programs were 1.2 percent of net revenues for the fiscal year ended June 30, 2004.

Primary Business Segments

(12 months ended June 30)

	2004	2003	2002	2001	2000

"Gift Delivery Services"
BearGram Service*	51.3%	76.3%	88.3%	90.5%	85.3%
PajamaGram Service	13.2%	13.1%	0.8%	-	-
TastyGram Service	0.7%	1.1%	0.9%	0.1%	-
Calyx & Corolla	28.2%	-	-	-	-
Retail Store Operations	5.4%	8.6%	8.4%	8.3%	8.4%
Corporate/Wholesale	1.2%	0.9%	1.6%	1.1%	6.3%

* Excludes BearGram revenues from retail operations.

BearGram Service. The BearGram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new babies, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. The Company positions its BearGram gift delivery service as a "creative alternative to flowers". During the year ended June 30, 2004, men purchased approximately 66 percent of BearGram gifts, often at the last minute. Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 156 different teddy bear outfits to further customize the gift. Every BearGram gift includes a teddy bear made in the Company's Vermont factories, customized with an outfit to suit the occasion that can be personalized with optional embroidery or artwork, a free candy treat, and a personal message on a card, all delivered in a colorful box with an "airhole". Orders for the BearGram delivery service are placed by calling a toll-free telephone number 1-800-829-BEAR and speaking with Company sales representatives called Bear Counselors, or entering orders on line at the Company's website vermontteddybear.com. Orders, including those with personalization, placed by 4:00 p.m. online, or 5:00 p.m. over the phone Monday through Friday can be shipped the same day for guaranteed overnight and Saturday delivery. Packages are allocated after determining the lowest delivery cost, among four different parcel carriers, with United Parcel Service (UPS) being the primary carrier of next-day and two-day air shipments. UPS is also the primary ground service carrier and DHL is the primary international carrier. Approximately 71 percent of BearGram orders were delivered using either overnight or second day services during the year ended June 30, 2004. In February 2004, for the Valentine's Day holiday, the Company successfully received orders until midnight on February 13 for guaranteed next day delivery.

The Company uses primarily direct response radio advertising, supported visually by the Internet, to market its BearGram gift delivery service. The Company's "live read" radio commercials were aired in 122 Metropolitan Survey Areas (MSAs) around the country during the fiscal year ended June 30, 2004. In recent years the Company has reduced the number of advertisements purchased on local radio stations in these MSAs while adding 29 syndicated network radio programs to extend the reach of the Company's promotional campaign to other smaller geographical areas across the country. In February 2002, the Company reintroduced cable television as a part of its advertising mix for the Valentine's Day selling season and expanded its use of television to advertise the BearGram service at both Valentine's Day and Mother's Day. The Company believes traffic to the website is primarily generated by offline media advertising as the majority of visitors arrive at the site directly via one of the Company's Universal Resource Locators ("URLs"). All radio and television advertisements are tagged with the website address in addition to its toll-free number.

Other avenues of marketing the BearGram delivery service are direct mail catalogs and print advertisements primarily in magazines. The Company introduced its first catalog for Christmas of 1992, and currently has an in-house mailing list in excess of 1,700,000 unique names. During the twelve months ended June 30, 2004, more than 1,834,000 catalogs were mailed primarily to BearGram customers.

The Company also markets BearGram gifts using various forms of online advertising, including direct e-mails to its Pre-FUR'd Member customer list. Customers become Pre-FUR'd Members when they order online and do not opt out to receive promotions via e-mail from the Company. New Pre-FUR'd Members are also added to the e-mail list when they sign up directly through the Company's contact center or in its retail stores. The Company also maintains certain online affiliate partners who market BearGrams to their audience via e-mails and to a lesser extent banner advertisements. Most of these partners are paid on a commission only basis for BearGram sales generated when customers click through links to purchase on the website. Several partners are paid on a cost per click basis when customers search on certain keywords that the Company pays for.

On occasion, customers in the Company's retail stores may request that their BearGram purchases be sent directly from the store to someone else. These sales are not included in the BearGram gift delivery service segment and are included in the net revenues for Retail Store Operations.

PajamaGram Service. The Company launched the PajamaGram gift service with a test radio advertising campaign for the 2002 Mother's Day selling season. The PajamaGram service is modeled after the BearGram gift delivery business. It provides customers with a convenient gift that includes an item from a broad assortment of pajamas, gowns, robes and spa products delivered with a free gift card, lavender bath tea, and a "do not disturb" sign all in a keepsake hatbox. PajamaGram gifts are ordered online at pajamagram.com or via Pajama Counselors toll free at 1-800-GIVE-PJS and delivery options are comparable to what is offered for BearGram gifts. The service is targeted to appeal to female customers in order to broaden the Vermont Teddy Bear Company's predominately male customer base. During the fiscal year ended June 30, 2004, women purchased approximately 45 percent of PajamaGram gifts, versus only 32 percent of BearGram gifts. The PajamaGram Company is positioned as a "sister company" of The Vermont Teddy Bear Company for branding purposes while it remains a business segment within the corporate structure of the Company.

The Company also uses direct response radio advertising to market the PajamaGram service driving visitors to both the toll free number and the website. Many of the same radio stations and syndicated radio networks air both BearGram and PajamaGram ads. In addition, the Company uses cable television and print, with emphasis given to targeting woman and online marketing initiatives comparable to those used for BearGrams, including the online VIPj loyalty program.

As the customer base for PajamaGram gifts expands, the Company has added catalog to its marketing mix for this segment. The first catalogs were introduced on a small scale for Mother's Day and Holiday 2003. The Company increased significantly the number of circulated pages for Mother's Day 2004 with a larger book and prospects added to the circulation for the first time. During the fiscal year 2004, the Company mailed approximately 426,000 catalogs. Currently, the Company has approximately 133,000 names on its PajamaGram mailing list.

TastyGram Service. Through this business segment, the Company markets and sells a variety of regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza. Orders are placed at tastygram.com or by calling toll free 1-800-82-TASTY.

Using proprietary technology, customer orders are processed and forwarded electronically via the Internet to the "food" supplier. The supplier prints a personalized card, picking instructions, and a prepared shipping label from the order information received. The suppliers prepare their unique products for shipping with packaging that incorporates TastyGram labeling. The Company coordinates pickup of the gift item at the supplier's location by Federal Express for delivery.

For the fiscal year ended June 30, 2004, sales in the TastyGram segment were generated primarily from traffic directed to the TastyGram website from the websites of the Company's other business segments and from certain online affiliate marketing programs. During the year, women placed approximately 55 percent of the orders.

The Company conducts the business of the TastyGram service through it's wholly owned subsidiary SendAMERICA, Inc. SendAMERICA, Inc., was formed in fiscal 2001 for the purposes of extending the Company's product offerings in the gift delivery service industry to include other American made gift products in addition to teddy bears. In October 2002, the Company launched the TastyGram website narrowing the focus of SendAMERICA, Inc. exclusively to food-related gift products which represented the most successful category of SendAMERICA gift products.

Calyx & Corolla. On August 29, 2003, the Company completed the acquisition of Calyx & Corolla, Inc. This new business segment, also a wholly owned subsidiary of the Company, direct markets premium direct-from-the-grower flowers, plants and preserved floral items. Orders are received at the Company's contact center in Shelburne, Vermont via the Company's toll free number 1-800-800-7788 or via the website calyxandcorolla.com. After being processed, the orders are transmitted electronically directly to the grower where the floral item is arranged and packaged for shipment along with a "care card" for the specific item and a personalized greeting card from the sender. During the fiscal year ended June 30, 2004 the Company had arrangements with 18 growers most of which are located in Florida and California. Certain varieties of fresh cut flowers are flown in from farms in Ecuador, Columbia and Holland to the growers' import warehouses in the U.S. Prepared shipping labels, also transmitted electronically, are applied to the colorful gift boxes that are shipped directly from the grower's warehouse to the receiver. A portion of the Calyx product line, including certain preserved items and floral containers are inventoried at the Company's distribution facility in Shelburne, Vermont and shipped directly to the receiver from that location. During the fiscal year ended June 30, 2004 the majority of packages were shipped via Federal Express using either overnight or two-day service. This delivery method substantially reduces the elapsed time between when fresh flowers are cut and when they are delivered to the recipient, as compared to traditional floral delivery. As a result, Calyx fresh products arrive fresher and last longer than floral products offered by traditional florist delivery services.

Calyx & Corolla revenues in the fiscal year ended June 30, 2004 were generated primarily via catalog as the Company mailed approximately 7,691,000 catalogs to both customers and prospects during the ten months following the acquisition. Calyx traditionally mails two or three times for each of six seasons or holidays, including Summer, Fall, Holiday, Valentine's Day, Easter and Mother's Day. Each catalog ranges in size from 32 to 40 pages, and at June 30, 2004, the Company had approximately 835,000 names on its Calyx mailing list. A smaller percentage of revenues were generated by certain forms of online advertisements, including direct e-mails to existing online customers and certain affinity programs with major airlines and retailers. The affinity programs involve sending promotional inserts in credit card statements mailed by the affinity partners to their customers. During the year ended June 30, 2004, 57 percent of Calyx purchasers were women.

Retail Store Operations. The Company has two retail stores, both of which are located in Vermont. The Company's factory retail store in Shelburne, ten miles south of Burlington, actively promotes family tours of its teddy bear factory and the Make-a-Friend-For-Life program where customers can participate in creating their own bear. In June 2002, the Company opened a second retail store in Waterbury, Vermont. Both stores feature a variety of Vermont Teddy Bears, the Company's new line of imported teddy bears including the Make-A-Friend-For-Life products, and other teddy bear related items, including apparel, many of which feature the Company's logo. On occasion, the Company also conducts through its Shelburne factory store overstock or "seconds" sales that include items from its PajamaGram and Calyx inventory. Apart from these sales, the Company does not currently sell its PajamaGram, TastyGram or Calyx products through its retail store operations. It is possible, however, that the Company will sell certain products from its PajamaGram, TastyGram and Calyx segments through Retail Store Operations in the future.

Corporate/Wholesale. The Corporate/Wholesale segment includes sales of the Company's Vermont Teddy Bears to corporate customers most often as BearGram gifts for employees or clients. Additionally, this segment includes larger orders of teddy bear products designed by the Company, manufactured offshore under separate brand labels, and sold either at wholesale to other retailers or as premiums or incentives to businesses for their promotional campaigns. Each corporate and wholesale program is tailored to meet the needs of its customers and every teddy bear, whether imported or made domestically, carries the Company's lifetime guarantee. The Company maintains exclusive distribution of its BearGram products and does not sell currently its domestically produced Vermont Teddy Bears at wholesale to other retailers. Calyx & Corolla also maintains a program to sell its floral products to corporate customers for their gift giving needs and for client retention. However, the Company has not yet developed an accurate means of reporting these sales separately from its consumer catalog sales and therefore does not include these sales in the Corporate/Wholesale segment at this time. In the future, when Calyx order entry is fully integrated into the Company's enterprise-wide transaction processing system, the Company will be able to report Calyx corporate sales in this segment.

The Company sold a negligible amount of PajamaGram and TastyGram products through its Corporate/Wholesale segment during the year ended June 30, 2004. It may, however, sell increasing amounts of these products in this segment in the future.

Geographic Distribution

Virtually all of the Company's distribution is within the United States. The Company does not advertise in foreign markets although some domestic radio stations airing the Company's advertising are heard in Canada. The number of catalogs mailed to foreign addresses is not significant. Less than one percent of BearGram orders are placed from locations outside the United States and less than one percent of BearGram orders are shipped to foreign markets.

As the Company expands its radio, television and print advertising campaigns, its catalog circulation and its Internet marketing initiatives nationally for all of its business segments, it is increasingly diversifying its distribution in geographic markets within the United States. The following table shows the Company's largest markets determined by grouping the customer (sender) zip codes for all Company orders within the relevant Metropolitan Survey Area (MSA) with those in surrounding suburban areas where referral information from the customer confirms the reach of a radio station based in that MSA. Previously, the Company only used customer referral information given for BearGram orders to link each BearGram order to an MSA based on the station's location to determine geographic distribution. The Company believes its new method is more inclusive of orders generated in its newer business segments and by its increasingly varied means of advertising. Information provided in the table below for prior years has been recalculated based on the new method. Beginning in fiscal year 2003, the Company included PajamaGram and TastyGram revenues, in addition to BearGram revenues, in this table. In the year ended June 30, 2004 Calyx revenues for ten months since the August 29, 2003 completion of the Calyx acquisition are also included.

Percentage of Gift Delivery Services revenues

(12 months ended June 30)

Markets	2004	2003	2002	2001	2000
New York City	24%	32%	34%	34%	34%
Boston	13%	19%	18%	17%	16%
Chicago	8%	10%	10%	10%	11%
Philadelphia	7%	9%	8%	8%	7%
Los Angeles	7%	6%	5%	6%	6%
Washington DC	6%	5%	4%	4%	4%

Seasonal Distribution

Because the Company positions itself primarily in the gift market, its distribution is highly seasonal, with Valentine's Day, Mother's Day and Christmas, representing approximately 25.5 percent, 18.9 percent, and 14.4 percent of the Company's annual sales, respectively. With the addition of the PajamaGram, TastyGram and Calyx & Corolla business segments, each with a larger percentage of female customers than the BearGram service, the Company has been able in increase proportionately its sales at Christmas and Mother's Day. While the Valentine's Day selling season continues to expand, it now represents a smaller percentage of total annual sales than in years past.

Percentage of Gift Delivery Services orders

(12 months ended June 30)

Occasions for Purchases	2004	2003	2002	2001	2000
Valentine's Day	25.5%	27.9%	27.7%	29.2%	23.2%
Mother's Day	18.9%	17.0%	15.8%	14.4%	16.6%
Christmas	14.4%	11.1%	8.5%	8.2%	8.1%

For purposes of developing the above table, the Company considers the Valentine's Day selling season to include the period from February 1 to February 14 each year. The Company considers the Mother's Day season to be the two-week period ending the Saturday before Mother's Day and the Christmas season to be the period from December 1 through December 25. Previously the Company used occasions for purchasing specified by the customer when placing the order to determine the percentage of orders generated for each major holiday. However, the Calyx order entry system currently does not capture "occasions" as a data field. Therefore, the Company believes that allocating sales based on time periods associated with each holiday more reasonably represents overall seasonal activity. Throughout the remainder of the year, customers purchase the Company's gift products for a variety of special occasions and life events, including birthdays, get wells and new babies, and there is significantly less fluctuation in sales during the "off-peak" months.

Principal Products of the Company

From its inception, the Company has sought to design, manufacture and market the best teddy bears made in America. For many years the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain new products manufactured in Asia under the "Friend for Life" trademark and label for the Retail and Corporate/Wholesale business segments. For the year ended June 30, 2004, total sales of imported Friend for Life teddy bears through the Retail and Corporate/Wholesale segments represented less than five percent of the Company's teddy bear related sales. The Company currently manufactures its Vermont Teddy Bear teddy bears at its factory headquarters in Shelburne, Vermont and in its Newport, Vermont factory that was opened on November 1, 1999. The Company sources the majority of its plush fabric and all of its polyester stuffing from domestic suppliers. A portion of its plush fabric and certain other materials are imported from China and other countries in Asia for its Vermont-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously, the Company had relied on a single domestic source of supply for plush fabric.

The Company produces several different sizes of its Vermont Teddy Bear brand bears, ranging from 11" to 36" tall, in seven standard colors. In addition, the Company produces certain limited edition bears that vary in size. Virtually all of the Company's Vermont Teddy Bear brand bears have moveable joints and faux-suede paw pads, which are features associated with traditional, high-quality teddy bears.

Approximately 156 different bear outfits are sold by the Company, including birthday, get well, new baby and other special occasion bears, occupation bears such as business bears and nurse bears, sports bears, and holiday specific bears for Sweetest Day, Halloween, Thanksgiving, Christmas, Chanukah, Valentine's Day, St. Patrick's Day, Easter and Mother's Day. Ninety-nine percent of the teddy bear outfits were produced by the Company's overseas manufacturing contractors during the twelve months ended June 30, 2004. On occasion, the Company is able to leverage its internal sewing capabilities to produce outfits at the last minute to meet unanticipated demand. For the Valentine's Day selling season in February 2004, the Company's employees sewed approximately 2,500 teddy bear outfits using locally purchased fabrics to fill last minute orders in excess of its sales forecast.

In August 2004, the Company reintroduced its Custom Made Bear program formerly known as "One-of-a-Kind". Customers may request a quote from a Custom Made Bear Counselor for a bear designed and produced to their own specifications. Prices for this new product line start at $199. Previously the Company could not justify the cost of this program. However, the availability of images using search engines on the Internet and the ability to forward sketches to customers via e-mail justifying the suggested price combined with a greater assortment of outfits and accessories on hand will allow the Company to manage this program more profitably than in the past. The Company anticipates that the program will also result in increased sales of its standard BearGram products as customers realize that with the help of a Custom Made Bear Counselor on the phone they can customize to a great extent combining existing accessories and outfits. In addition, the Company expects to improve online conversion rates using information gathered through this effort to improve the merchandising of its standard products online and the functionality of its website.

In addition to its own manufactured teddy bear products, the Company sells items related to teddy bears, as well as merchandise from other manufacturers, featuring the logo of The Vermont Teddy Bear Company. These items are available primarily in the Company's retail stores. Some of the logo merchandise is also available on the Company's website.

The PajamaGram gift delivery service sells a variety of pajamas and related sleepwear and spa products. The assortment for the 2004 Mother's Day season included approximately 144 different styles of pajamas, gowns and robes, and approximately 85 related sleepwear and spa items sold as add-ons. Some of the styles have well-known brand labels such as Natori, Nick & Nora and Crabtree & Evelyn. The Company also purchases domestically at wholesale some of its styles private labeled with the PajamaGram mark. During the fiscal year ended June 30, 2004, the Company began to design and produce its own styles of pajamas and related sleepwear using manufacturing contractors overseas several of which were already producing teddy bear outfits. This offshore initiative allows the Company to diversify its PajamaGram product line with unique styles not available from other retailers and to lower its cost of goods sold in this business segment. The Company also imports from overseas virtually all of the keepsake hatboxes that the PajamaGrams gifts are packaged in. Looking ahead to fiscal 2005, approximately 75 percent of the 2004 Christmas/Holiday inventory of pajamas and related sleepwear consists of PajamaGram labeled product imported directly from overseas. Beginning in fiscal 2005, the Company will also begin selling private labeled PajamaGram bath and body products and candles.

The TastyGram gift service sells a variety of food gift products, including candy, baked goods, savory meats, preserves, sauces and other prepared or packaged foods. Regional food specialties include NY Carnegie Deli Cheesecake, Vermont apples, Maine lobster, Gino's Chicago Deep Dish Pizza and Kansas City Barbeque Sauces. All TastyGram food products are shipped fresh and direct from the kitchen, farm, bakery or packer. Many of its products can only be shipped via overnight or second-day services and are delivered in dry ice or other special packaging to maintain freshness. TastyGram also takes title to each product at the point when Federal Express picks up the packaged item at the supplier's location on the Company's account and will guarantee its customers 100% satisfaction.

Calyx & Corolla, the Company's newest business segment, sells and delivers premium direct-from-the-grower fresh cut flowers and plants and certain floral preserved items such as wreathes, garlands and centerpieces. For the 2004 Mother's Day selling season, the Company offered a selection of floral gifts, including approximately 130 different bouquets, 60 plants and 40 preserved items. Calyx fresh cut flowers are arranged by the growers into unique, lavish bouquets according to "recipes" developed by Calyx employed floral designers. The Company strives to enhance the uniqueness of its arrangements by providing higher stem counts, by including varieties of flowers that are less commonly available such as cut orchids and tropicals, and by minimizing the use of filler stems. Bouquets sold primarily as gifts for life events, holidays and special occasions are sold separately or with a vase or vessel for containing the flowers. The customer may choose between the less expensive classic glass vase available with most bouquets, or the "as shown" vessel depicted with the bouquet in the catalog. The vessels are often hand painted ceramic, hand blown glass or exclusive artisan designs and therefore, considerably more expensive. In addition to mixed bouquets, Calyx also sells a series of floral continuity programs offered in three, six and twelve month installments. These include the Company's popular "Year of Flowers," "Year of Orchids" and "Year of Lilies" programs among others. These continuity programs are offered all year but are sold primarily for the Christmas Holiday season with a significant number of programs also sold as gifts for Mother's Day. Calyx also offers a variety of plants, including a variety of more exotic species such as orchids and oriental lilies. For many plant selections, customers again can choose between a lower priced basket or a more decorative "cachepot" as shown in the catalog. A variety of floral preserved items, including wreaths, garlands and centerpieces are also included in the assortment with emphasis given to dried, freeze dried and preserved natural materials with minimal "faux" accoutrements other than ribbons. Each floral gift is packaged with a "care card" including care instructions specific to the arrangement, flower food and a personalized greeting card from the sender in a colorful gift box that may include an "ice pillow" or other temperature adjusting element to preserve freshness.

The Company's Business Development Strategy

The Company's objective is to become the premier high-end gift business in the country, providing its gift buying customers a variety of unique, high quality, personalized gift products with unparalleled customer service. The Company seeks to develop its business as a family of recognizable brands each representing a distinctive gift product category. With comparatively high price points and correspondingly significant gross margins, the Company continuously invests in brand awareness in the marketplace, spending material amounts of its operating funds on a variety of offline and online advertising initiatives.

Brand Strategy

As the Company developed its BearGram business, selling customized and personalized teddy bears for adult to adult gift giving, it became increasingly aware that it was not selling just a teddy bear or a toy. The BearGram was a last minute gift solution for special occasions and life events and a means of personal communication. The Company also recognized the difficulty of competing profitably with its more expensive Vermont made teddy bears in the traditional plush market given the proliferation of inexpensive brand name teddy bears manufactured in Asia. The value-add of customized Vermont Teddy Bears, packaged with a free candy treat and personalized card in a colorful gift box, and ordered conveniently via a toll free number or online for overnight delivery, enabled the Company to compete in the gift market against the higher price point of delivered flowers.

As the Company began to clarify its identity as a gift delivery service as opposed to a toy manufacturer, customer service increasingly became the focus of the Company's efforts to differentiate its brand. Focusing on customer service, including last minute gift delivery and personalization, the Company expanded its contact center, invested in the technology infrastructure to support online orders and built a new distribution facility with state of the art fulfillment, personalization and shipping capability. Orders, including personalization in the form of artwork or embroidery, eventually could be taken as late as 5 p.m. for delivery the next day. On the day prior to certain key holidays, the Company set up its own remote fulfillment operation near the carrier distribution hub to receive and process orders until midnight for next day delivery. The Company measured success of its efforts to provide excellent customer service through market research. The research revealed that "trustworthy" and "reliable" were the top two attributes customers associated with the "Vermont Teddy Bear" brand. Yahoo has consistently ranked vermontteddybear.com as a Five-Star Merchant, and Biz Rate awarded the Company its Platinum Circle of Excellence for Holiday 2002 and Holiday 2003.

In order to leverage its developing expertise in direct marketing in the gift industry, expand revenue potential and leverage its investment in customer service infrastructure, the Company decided in 2000 to expand its product offerings in the gift business. Market research, however, indicated to the Company that its "Vermont Teddy Bear" brand was not extendable and customers would not give "permission" for it to sell much of anything other than teddy bears made in Vermont. After conducting further market research, the Company decided to introduce SendAMERICA (later re-launched as TastyGram) and the PajamaGram gift service as separate brands with separate websites and toll free numbers, and separate distribution and advertising campaigns in order to more effectively target specific customers for each new product line. By referring to these developing organic ventures as "sister companies" of The Vermont Teddy Bear Company, the Company intends to impart on each new brand the credibility of The Vermont Teddy Bear Company as an established company in the gift delivery business. Using this brand endorsement strategy, the Company also hopes to minimize confusion when the Company, with the name Vermont Teddy Bear Company, sells gift products unrelated to teddy bears. Calyx & Corolla, as an acquisition, fit nicely into the Company's evolving brand strategy because of its narrow product focus in the floral gift business. Its brand, supported by the tag line "the flower lovers' flower company", was a "pure-play" flower brand and had not been diluted by other product offerings.

Each of the "Gift Delivery Services" segments, BearGram, PajamaGram, TastyGram and Calyx & Corolla has its own website storefront with its own branded graphical identity to reinforce the appeal of its product line to its target customer. The PajamaGram, TastyGram and Calyx sites are all more tailored to women as in all cases it is primarily targeting female gift buyers. The websites of all four brands are prominently linked together through the side bar and web traffic is received through these links to all the sites. The Company plans to dedicate each radio, television and print advertisement produced to one gift service but will continue to support the PajamaGram and TastyGram services in existing BearGram markets with a mention that each is a "sister company of The Vermont Teddy Bear Company." The Company also plans to continue mailing separate catalogs for each gift delivery service. Recently the Company has begun to test catalog mailings for the BearGram, PajamaGram and Calyx segments to the customer lists of its other brands. Based on initial success with this effort in all segments, the Company intends to expand this cross-promotional effort during the current fiscal year 2005. In addition, the Company will devote a page in each segment catalog during fiscal 2005 to "advertise" the other sister companies.

The Company intends to pursue the development of additional gift product categories under stand-alone brands both organically and through acquisitions. The Company is more likely to develop organic ventures such as PajamaGrams in categories where the Company has developed sourcing and operating expertise. Those categories like flowers that the Company lacks internal resources to develop are the most likely categories in which it will seek acquisitions. In addition, the Company will focus on new product line introductions within each product category such as men's pajamas and spa products for the PajamaGram segment and the new Custom Made Bear program for the BearGram segment.

Multi-Channel Marketing

The Company developed the BearGram segment using predominantly direct response radio for marketing and distribution in combination with a toll free number 1-800-829-BEAR and subsequently its website vermontteddybear.com. Most of the radio advertisements are read "live" by local radio personalities in major metropolitan areas. During the year ended June 30, 2004, the Company used local radio stations in 122 MSAs across the country to advertise its BearGram and PajamaGram services. Many of the stations and personalities air advertisements for both segments. Depending on performance and the station's target demographics some may advertise one segment or the other. The Company from the inception of the BearGram concept has developed its own media buying strategies as opposed to using an agency. The Company applies a highly analytical methodology to capture and analyze "referral" information provided by the customer for each radio station. The Company believes that its analysis of station performance over the years coupled with its own internal buying strategies has enabled it to profitably grow its radio distribution channel from a regional to a national marketplace. Today, the Company continues to govern its spending on each station for its BearGram and PajamaGram segments based on that station's performance measured in terms of revenue returned per advertising dollar spent.

Consolidation of stations within the radio industry over the past several years has lead to higher ad prices and reduced the amount of local programming on many stations. Therefore, the Company has shifted its strategy to include more syndicated networks while reducing spending on local radio stations. With this strategy, the Company seeks to reduce its costs to reach its target audience and extend its reach beyond the larger metropolitan areas as syndicated programs are carried on many much smaller stations around the country.

The Company intends to explore other ways to expand its radio advertising campaigns by continuing to test new personalities and new formats on local radio stations using its traditional model of live reads, as well as produced spots to be aired on stations that do not accommodate live reads. The Company will also seek out new syndicated programs to carry its advertisements where it can negotiate good rates and reasonable minimum commitments. The Company does not currently advertise either the TastyGram gift category or Calyx & Corolla on the radio but will consider radio advertising for its other gift brands in the future.

In the early 1990s the Company produced several television commercials that were aired on a small scale on cable networks. These TV initiatives were not considered successful at the time. During the year ended June 30 2003, the Company again tested a small-scale television ad campaign for the BearGram segment at Valentine's Day and for both the BearGram and PajamaGram segments at Mother's Day. Encouraged by the results of these campaigns, the Company in fiscal 2004 engaged a Los Angeles agency to produce commercials and increased its spending on cable networks for both the BearGram and PajamaGram segments. The Company intends to continue expanding television as a means of direct response marketing and distribution for the BearGram and PajamaGram segments at the holidays. In the future, the Company may also test TV for its other gift brands.

Since the early years of its radio initiatives, the Company has periodically tested direct response print advertisements in a variety of magazines and newspapers. These early efforts were deemed only marginally successful. More recently, as the Company's brands have gained greater awareness in markets nationally and as it embraced the "art" of multi-channel marketing, the Company has again begun to test a variety of print advertising opportunities for all of its gift segments. Based on the results of preliminary tests conducted during the fiscal year 2004, the Company intends to continue developing this advertising medium for all of its segments.

Since 1992, the Company has mailed a small BearGram catalog primarily to customers in order to generate repeat business. BearGram catalogs have been mailed in general three times a year at the Christmas/Holiday, Valentine's Day and Mother's Day selling seasons. Recently, the Company has circulated larger catalogs in an effort to promote its expanded line of BearGram products. Beginning in fiscal year 2002, the Company circulated a 32 page Fall/Holiday BearGram catalog, up from the 24 page catalogs circulated at this holiday in prior years. Also beginning in fiscal year 2002, the Company circulated 24 page Valentine's Day and Mother's Day BearGram catalogs, up from the 16 page catalogs in prior years. By mailing larger catalogs to an increased number of BearGram customers, the Company increased the number of circulated pages to more than 47.7 million in the fiscal year ended June 30, 2004, up from 31.8 million in fiscal year ended June 30, 2001. The 2004 Fall/Holiday BearGram catalog will be further expanded to 48 pages to incorporate new products added to the BearGram line and the Custom Made Bear program as the Company reinvests cost savings from co-mailing opportunities with other catalogs including those circulated for its other business segments. While the Company maintains a standalone Vermont Teddy Bear catalog, each catalog mailed now includes a page with advertisements for the PajamaGram, and Calyx gift services.

The Company tested small PajamaGram catalogs for Mother's Day and the Christmas/Holiday season during the fiscal year ended June 30, 2003. Since then, the Company has expanded the PajamaGram catalog circulation to its growing house file of PajamaGram customers and receivers and to prospects using lists of other mail order companies whose customers have comparable demographic characteristics and purchasing behaviors. For the 2004 Christmas/Holiday Season, the Company will mail a 48-page catalog to approximately 600,000 names including both its customer list and prospects. The Company believes that it has significant opportunity to grow the PajamaGram segment through catalog in addition to direct response radio distribution.

The primary means of distribution for the Calyx & Corolla business segment is catalog. In the year ended June 30, 2003, prior to the Company's acquisition of the net assets and the business of Calyx & Corolla, the prior owner mailed approximately 6,309,000 catalogs. Circulation in that year was materially reduced as the prior owners of Calyx struggled to generate sufficient cash to meet obligations. Since its acquisition of Calyx in August 2003, the Company has sought to increase the circulation of the Calyx catalog again, primarily by including more prospective customers in each mailing. During the year ended June 30, 2004, approximately 7,691,000 Calyx catalogs were mailed. The Company will continue to rebuild circulation using proven customer lists of other catalog companies, and by testing new lists for future mailings. The Company also plans to mail deeper into its house file and mail existing customers frequently. During the year ended June 30, 2004, the Company began to test print as a medium in which to advertise the Calyx brand. The Company will continue to test other means of distribution and advertising for the Calyx segment in the future, including radio and television.

The Company began taking orders on its website vermontteddybear.com in March of 1997 recognizing that the website provided visual support to the Company's radio advertising campaign across the country and a convenient way for customers to place orders. Since 1997, the percentage of orders received at vermontteddybear.com has trended upward reaching 64 percent of total orders in June 2004. The percentage of orders received online in June 2004 at pajamagram.com and tastygram.com were 80 percent and 95 percent, respectively. Since acquiring Calyx & Corolla in August 2003, the percentage of orders received online in this segment has increased from 46 percent to 53 percent in June 2004.

In May 2000, the Company launched a new online PreFUR'd Member program to stimulate loyalty among its existing BearGram customers, increase repeat purchases and average down its advertising costs. The PreFUR'd Member program offers customers special promotions, previews of new teddy bears and a newsletter via e-mail. In June 2000, the Company had approximately 188,000 PreFUR'd Members. By June 2004, the number of PreFUR'd Members was approximately 541,000. The Company will seek to expand this program as new Members are added either by placing BearGram orders online or by opting in to the program over the phone, via e-mail, or in our retail stores.

The Company is also developing loyalty marketing programs similar to the PreFUR'd Member program for each sister company. PajamaGram's VIPj program currently has approximately 126,000 members and TastyGram's e-mail program has 45,000 members as of June 30, 2004. Calyx & Corolla also has a direct e-mail program and a monthly newsletter called "Fresh Cuts" to remind customers monthly of occasions and buying opportunities. Calyx had an e-mail list of approximately 113,000 names at June 30, 2004. Customers of each gift service periodically receive e-mails from the other sister companies cross-promoting their alternative gift products.

In February 2001, the Company also initiated an online affiliate-marketing program for its BearGram gift delivery service. The Company has worked with affiliate partners, including opt-in list aggregators, news and entertainment websites, existing radio stations and charities to advertise to new prospects via e-mail, and paid these partners a percentage of sales generated. Recently the Company scaled back the number of mass e-mails sent out to aggregated "opt-in" lists and has focused on search engine optimization to maximize the Company's exposure on the sites of its search engine affiliates. The Company has also been successful in acquiring certain keywords and phrases used on these Internet search sites and pays these partners on a "cost per click" basis. The Company recently developed affiliate-marketing programs for PajamaGram and TastyGram and intends to add a comparable program for Calyx during fiscal 2005. In the year ahead, the Company will seek to expand its affiliate programs for all segments by introducing an "open" system where affiliate websites are pre-qualified based on criteria established by the Company and signed up and monitored by a third party service provider. Under the open system, the Company will pay its partners a percentage of revenues generated through links from their websites.

In May of 2001, the Company completed expansion of its retail store from 3,000 square feet to 5,000 square feet. The factory tour drew over 95,000 visitors in the year ended June 30, 2004, and has drawn more than 1.1 million tour visitors since moving to its new location in July 1995. In June of 2002, the Company also opened a 2,000 square foot retail store on Route 100 in Waterbury, Vermont. This retail location is part of small retail complex with five other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location, which is believed to be the most visited factory tour attraction in Vermont. In an effort to make a visit to both stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both locations, where visitors can participate in the creation of their own teddy bear. Customers made over 36,000 Make-A-Friend-For-Life bears during fiscal 2004.

During its fiscal year 1998, the Company began pro-actively developing opportunities in the corporate affinity market and certain wholesale markets as a business segment. Teddy bears sold to corporations as promotional products or corporate gifts to employees or customers comprise both Vermont Teddy Bears and a variety of custom-designed teddy bears imported from offshore. Wholesale programs include only teddy bears made offshore. The Company does not sell its Vermont Teddy Bear teddy bears to other retailers. The Company has partnered with several factories in Asia that meet the Company's stringent quality and fair labor standards. During the year ended June 30, 2002, the Company consolidated all of its imported teddy bears under a new brand label "Friend for Life" to further differentiate this product line from the authentic Vermont Teddy Bear. Previously, imported teddy bears were identified with a co-branded label and a tagline "vtbc design! An import division of The Vermont Teddy Bear Company."

In summary, the Company is developing new product categories under multiple brands and marketing these brands through a variety of advertising and distribution channels. In an effort to maximize the return on its advertising dollars spent, the Company seeks to emphasize those of its brands that are best suited to a particular selling season and focus on the advertising mediums that work best in each segment.

Manufacturing

Convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning for its Vermont Teddy Bear brand, the Company remains committed to preserving and growing its Vermont based manufacturing operations to make the classic Vermont Teddy Bear for the BearGram gift delivery service. In addition to the Shelburne, Vermont manufacturing facility, on November 1, 1999, the Company opened a manufacturing facility in Newport, Vermont, which on June 30, 2004 employed 64 people in all aspects of teddy bear manufacturing. During the year ended June 30, 2004, approximately 90 percent of finished teddy bears were produced in Newport.

At the Newport and Shelburne facilities, fabric is cut and employees then sew parts for all teddy bears, including arms, legs, bodies and heads. The Company previously produced some of the bears using home-workers and domestic subcontractors for a portion of its manufacturing operations, but during the fiscal year ended June 30, 2004, all of its Vermont Teddy Bear brand teddy bears were manufactured entirely by the Company's employees. Once individual parts are sewn, they are mechanically stuffed. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, mechanically stuffing the bodies, and hand-stitching the backs. Each bear is finally outfitted and accessorized in the Shelburne distribution facility by the Company's Bear Dressers to meet customer requests.

Beginning in February 2004, the Company began to adopt a lean manufacturing technique referred to as "modular manufacturing" where teams of employees rotate within modules performing all of the tasks required to produce a teddy bear from cut fabric to finished bear. The objectives for implementing this new manufacturing process include improving the working conditions for employees and reducing repetitive motion injuries as employees rotate between tasks. The Company also seeks to improve quality, reduce its work in process inventory and reduce the unit cost of producing a finished teddy bear.

Sources and Availability of Materials for Domestic Manufacturing

Raw materials for the Company's bears as well as outfits and accessories for the bears are obtained from suppliers, both domestic and offshore. The majority of its raw materials, including plush fabric and polyester stuffing are purchased from a few domestic suppliers. The Company believes, however, that alternate sources of supply are available at competitive prices, should conditions warrant. Seeking to further reduce costs and improve quality, the Company is currently working with several overseas suppliers to develop plush fabrics that are suited to its manufacturing processes. Fabrics available in Asia on the open market are not suited to the Company's manufacturing processes that are substantially different than processes used in offshore factories to manufacture teddy bears.

Offshore Sources of Manufactured Goods

The Company began to import certain teddy bear outfits from foreign sources beginning in its fiscal year 1997 in order to lower its cost of goods. Today, virtually all of the Company's teddy bear outfits and accessories are imported from countries in Asia. Shortly after the introduction of foreign sourced outfits, the Company began to import certain new teddy bear designs for sale through its Retail Store Operations and its Corporate/Wholesale segments. The Company differentiates imported teddy bears, including the unstuffed "skins" used in the stores' Make-a-Friend-for-Life program from its Vermont-made bears to preserve the Company's Vermont Teddy Bear brand identity. It clearly labels imported products so as not to deceive or confuse customers. In addition, separate areas within the retail stores are designated for imported teddy bear products with supporting signage to minimization confusion. During the year ended June 30, 2002, the Company consolidated all of its imported teddy bears under a new brand label "Friend for Life" to further differentiate this product from the authentic Vermont Teddy Bear. Previously, imported teddy bears were identified with a co-branded label and a tagline "vtbc design! An import division of The Vermont Teddy Bear Company."

For the launch of the PajamaGram concept, the Company purchased all of its goods domestically from wholesalers or domestic manufacturers of brand-name pajamas. As the Company developed experience with its merchandise assortment and more confidence in its product forecasts, it began to develop its own designs and during the fiscal year 2004 began to import certain styles from Asia manufactured by its suppliers under the PajamaGram label. The purpose of developing its own merchandise was to lower its cost of goods in the PajamaGram segment and to create exclusive fabrics and styles that can not be found in other retail stores. Several of the Company's established partners that had been manufacturing teddy bear outfits became pajama suppliers as well. The Company is continuously exploring new sources of manufacturing for its PajamaGram merchandise, including slippers and add-on accessories such as candles and spa products and seeks to further diversify its sources of supply and reduce reliance on any one geographic area. For the 2004 Christmas/Holiday selling season, approximately 80% of PajamaGram merchandise will be imported private label product.

All floral merchandise for the Calyx & Corolla segment is purchased domestically from the growers, although certain varieties of fresh flowers are flown in from foreign farms, primarily in Ecuador, Columbia and Holland. The fresh cut flowers, plants and preserved items are purchased directly from the growers. Vases, vessels and other containers are currently purchased from domestic wholesalers while many of these items are manufactured overseas. The Company is exploring offshore sources for these items and intends to begin importing certain Calyx labeled containers directly from offshore suppliers. Again, the purpose in pursuing this strategy is to lower the cost of goods and to develop unique designs that are exclusive to the Calyx brand.

The Company does not currently manufacture any of its TastyGram products. The Company believes that virtually all of the food items its sells in the TastyGram segment are produced domestically. All TastyGram merchandise is purchased and shipped directly from suppliers within the United States.

The move offshore represents a significant departure from the Company's historical position as an American manufacturer using almost exclusively American materials. The Company's strategic repositioning involves a commitment to ensuring that our partners adhere to stringent quality standards and provide decent, lawful working environments for their employees. The Company obtains a written statement to that effect from each offshore vendor. Company management has visited the factories of its established partners in China and will continue to visit its offshore partners periodically. The purpose of these visits is to develop relationships and communication channels with offshore partners, inspect their facilities and to perform quality control inspections prior to certain shipments.

Working Capital Items

The Company in recent years has had cash flow throughout the year sufficient to support "continuous" manufacturing, producing a relatively consistent number of teddy bears each month of the year. Teddy bear outfits and accessories and pajamas, along with other manufactured goods imported from overseas are generally ordered on a seasonal basis in advance of the selling period in order to allow sufficient time for quality inspection and pre-packaging of certain gift products. Certain holiday specific teddy bears that do not include personalization are pre-dressed and pre-boxed to reduce the amount of work that needs to be done during the high volume weeks prior to the holidays. As a result of its manufacturing and import operations, the Company builds substantial inventories in advance of the selling season. The Company, however, believes that it has developed reasonably accurate means of forecasting its sales throughout the year and aggressively manages its inventories to ensure that the exposure to excess inventory is minimized. Teddy bear inventory and PajamaGram inventory have extended shelf life and are not subject to the same degree of obsolescence risk as technology or high fashion apparel inventories.

All imported goods are paid for in US dollars according to terms established by the Company. The Company does not use letters of credit, nor does it maintain a bonded warehouse and typically pays a cash deposit to the supplier on acceptance of the order, a subsequent payment when the goods have shipped and a final payment on terms after the goods are delivered and inspected.

The Company currently maintains minimal perishable inventory in its Calyx segment. Fresh cut flowers and plants are purchased directly from the grower to fill orders after the orders are received by the Company. The Company actually takes title to the goods after the goods are packaged and prepared for shipment. The only floral items purchased by the Company prior to the customer's order commitment are certain preserved items such as dried wreathes and decorative centerpieces that have extended shelf lives of several months or more. The Company does maintain quantities of vases, vessels and other containers as well as packaging materials and supplies at its Shelburne warehouse and at certain grower locations.

TastyGram product is managed in a fashion similar to Calyx. Virtually all the goods sold are purchased after the customer orders are received and at the time the order is drop shipped by the supplier to the customer. The Company currently maintains no inventories at any location for this segment.

The Company has only small amounts of accounts receivable as the majority of gift orders placed with the Company by consumers are paid for by credit card or some other form of immediate payment. Only orders received in the Company's Corporate/Wholesale segment and certain Calyx corporate orders are on account. Credit cards are authorized at the time orders are placed and processed when the orders ship. The Company does not maintain a conventional back-order system. The majority of its sales are to customers seeking a gift for holidays and special occasions. If customers do not find the gift item they originally intended to send, Gift Counselors help them choose an alternative item.

Virtually all orders in the BearGram, PajamaGram and TastyGram segments are shipped on the day the order is placed, or if the order is placed on Saturday or Sunday they are shipped on the following Monday. In the Calyx segment, the Company records the cash receipts with corresponding deferred revenue on its balance sheet for the continuity program ("Year of") orders that are taken throughout the year. During the year ended June 30, 2004, the Company received approximately 12,000 program orders predominantly at the Christmas/Holiday season and at Mother's Day. In the case of these programs orders, the customer's credit card is processed for the full amount of the order, including the three, six or twelve months of shipments depending on the program, on the day the first shipment ships. Additional revenue is recognized for subsequent shipments as they ship, reducing the deferred revenue.

The Company maintains reserves for returns and allowances as a percentage of net revenues in each month based on either historical experience in each segment or known returns and allowances. The Company believes that returns and allowances in its non-perishable segments, the BearGram and PajamaGram segments are low in part because these products are sent as gifts. The Company's returns and allowances are higher in the Calyx segment particularly during months of extreme ambient temperatures. The higher rate in this segment is primarily attributed to the perishable nature of the products and the time packages spend in transit. To reduce allowances granted to Calyx customers for unsatisfactory deliveries, the Company is exploring alternative packaging materials and increasingly focusing on floral merchandise that is more resilient to fluctuations in temperature. During the fiscal year 2004, the Company also upgraded shipments of more sensitive varieties to overnight delivery service to reduce the time in transit.

Sales Operations

The Company now receives approximately 60 percent of total orders for all business segments from customers online. The balance of the orders is received by telephone. The Company maintains its website applications in several different hosting environments. Yahoo Store because of its bandwidth and database capacity is used for both the BearGram and the PajamaGram consumer sites to accommodate traffic during the holiday selling seasons. The Company has developed its own applications for certain websites and functionality to supplement the Yahoo sites that are hosted at a location near the Company's Shelburne headquarters with redundant connectivity and maintained by Company employees. In addition, the Company maintains the Calyx site at a remote location but intends to integrate this site into its existing infrastructure during the fiscal year 2005.

All of the content and most of the functionality for the Company's multiple websites is developed and maintained by Company employees. On occasion, the Company does contract out more complex application development for its sites. Online orders are downloaded from each website into a queue in the Company's transaction processing system where each order is reviewed by an agent to ensure accuracy of information provided by the customer. The Company believes that review of online orders on receipt reduces the number of errors that result in customer returns in allowances and improves customer satisfaction.

During most of the year the Company answers all telephone calls at its call center in Shelburne, Vermont. Agents known as Gift Counselors are cross-trained to receive BearGram, PajamaGram and TastyGram orders and are allocated calls for all three segments in real time. The "shared" agent approach to answering calls for these three segments has allowed the Company to improve efficiencies in its contact center and handle the increasing call volume with fewer agents. Calyx orders are currently taken into a separate order entry system. Therefore, the Company continues to maintain a staff of dedicated agents for the Calyx system in its contact center. Once agents become more familiar with Calyx products and Calyx is integrated into the Company's enterprise-wide transaction processing system, the Company will begin to transition these dedicated agents to shared agents and all agents in the contact center will answer calls for all segments.

When call volume increases significantly at the holiday periods, the Company contracts with third party call center service providers in various locations around the country and calls are distributed to the Company's internal call center and to the call center facilities of its partners by the Company's long distance carrier. Agents in these outsource locations enter orders directly into the Company's transaction processing system or into an order entry website developed by the Company to receive agent orders via the Internet. The latter approach is increasingly used by the Company to eliminate the need for costly wide area networks (WANs) between the outsource locations and its host servers in Shelburne. To ensure quality customer service by agents of third party call center service providers, the Company sends its contact center management to the outsource locations to train the agents and manage the holiday programs.

Fulfillment Operations

All BearGram and PajamaGram orders are processed, fulfilled and shipped from the Company's Shelburne warehouse, except on February 13 when a portion of BearGram orders are processed in Shelburne but fulfilled and shipped from a remote location near a central hub of its primary common carrier. Calyx and TastyGram orders are processed in Shelburne but drop shipped from each supplier's location. A portion of Calyx merchandise including certain vases and preserved items are shipped out of the Company's Shelburne facility.

Most BearGram orders during the non-holiday periods are "dressed" to order to accommodate the substantial number of orders that receive personalization in the form of artwork or embroidery. During the year ended June 30, 2004, approximately 30 percent of all Bear Gram orders received some form of personalization. The Company believes that its ability to personalize it BearGram products on the day the order is placed for guaranteed next day delivery is a key differentiating feature of its BearGram business. For the 2004 Christmas/Holiday season, the Company will offer an embroidered gift tag for the PajamaGram hatbox as it introduces personalization options in the PajamaGram segment. The Company seeks to expand its personalization capabilities in both the BearGram and PajamaGram segments and intends to offer personalization on certain products in its Calyx and TastyGram segments in the future.

At Valentine's Day, the Company governs the number of personalized orders by offering its holiday specific products without options for embroidery or artwork. These orders are "pre-dressed" and pre-packaged in advance to allow a greater volume of orders to be processed and shipped in the days immediately prior to the Company's biggest holiday.

Calyx orders are transmitted to growers electronically where they printed out and processed for shipment. The Company's growers maintain core operations to arrange and package floral items year round and supplement these operations with seasonal employees during the holiday selling seasons. During the weeks prior to the major holidays, the Company sends its own personnel to monitor the production programs at the location of its largest volume growers.

Orders for all segments are printed onto an "integrated pick-ticket" form including the personalized greeting card, care card (if applicable), picking information and a shipping label. This form, developed in recent years by the Company, replaced collating forms and labels from several printers and minimizes the opportunity to mix up orders as they are prepared for shipment. For Calyx and TastyGram orders, the shipping labels printed at the growers' locations are completed carrier specific labels including all the routing and tracking number information required by each carrier to deliver the package from its point of origin. Currently, the Company uses United Parcel Service (UPS) and Federal Express to deliver Calyx and TastyGram packages. For its BearGram and PajamaGram packages that ship exclusively out of Shelburne, the Company uses multiple carriers including UPS, Federal Express, FedEx Ground, FedEx Home Delivery, DHL, Airborne-at-Home, and the United States Postal Service (USPS). USPS is used almost exclusively to deliver packages to post office box addresses. In the case of BearGram and PajamaGram orders, the "shipping" label is only a barcode label applied to the box prior to the package entering into the shipping system. In motion, the packages are weighed and the shipping system, using the barcode label looks up destination and service level (ground, two-day or overnight) information in the order. This information is used within the shipping system to determine the lowest cost carrier for each package. The Company believes that its shipping system with the ability to generate labels for multiple carriers based on the lowest cost alternative enables it to minimize its freight paid on deliveries on a daily basis and more aggressively negotiate discounts with its carriers. The system also provides increased flexibility to manage high volume as the Company can divert packages momentarily to alternative carriers with capacity during the peak selling seasons.

Again, the volume of daily orders is significantly greater during the Valentine's Day and Mother's Day seasons, peaking in the week leading up the each holiday. To maximize the number of packages economically delivered on the holiday date requested by the customer, the Company processes non-perishable orders received in advance of the requested date and "future ships" these packages into the distribution system of the common carriers. In recent years, the larger common carriers such as Federal Express and UPS have developed techniques to retain these packages within their systems for delivery on the date specified.

Competitive Business Conditions

The Company's BearGram delivery service competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, which can be ordered by telephone or online for special occasions and delivered by express service in a manner similar to BearGram gifts, including but not limited to FTD and 1-800-Flowers. The Company positions its BearGram gifts as a creative alternative to these products and competes in this gift delivery industry by providing last minute shoppers with convenient customer service, options to personalize their gift with embroidery or artwork and a greeting card, and reliable expedited delivery options. The Company also competes to a lesser degree with a number of companies that sell teddy bears in the United States, including but not limited to Steiff of Germany, Dakin, North American Bear, Gund and Build-A-Bear Workshop. The Company also competes with businesses that market and sell teddy bears and other stuffed animals in a manner similar to BearGrams, including "Pooh-Grams" marketed by certain subsidiaries of Disney Enterprises, Inc.

Many small companies have developed websites that allow customers to order bears and have them delivered in a manner similar to BearGram gifts. The Company vigorously defends trademark infringement when it appears on these websites, and continues to police the Internet for such infringement. However, the Company anticipates that there will continue to be other companies that compete directly with the Company's BearGram gift business, including those with greater financial resources than the Company.

With its PajamaGram gift delivery service the Company competes against virtually all apparel retailers selling pajamas and related sleepwear and spa products including Lands End, L.L. Bean, GAP and Victoria's Secret that can deliver their products via express service. The Company competes by providing its customers convenient service and reliable expedited delivery options. The Company also competes by providing its customer a "complete" gift with the added value of a free personalized greeting card and a free add-on such as lavender tub tea, packaged in a decorative box and delivered in a colorful shipping container.

With its TastyGram service, the Company competes with other specialty retailers that sell food items and deliver them via express service, including Harry and David, Omaha Steaks and Hickory Farms. Again, the Company competes by providing convenient customer service and offering a gift presentation of the item with a free personalized card in a colorful gift box.

With the Calyx & Corolla business segment the Company competes with other direct-from-the-grower floral retailers such as 1-800-Flowers, FTD and ProFlowers. The Company also competes with local retail florists throughout the country and "wire services" companies such as TeleFlora, 1-800-Flowers and FTD that distribute orders to delivering florists. The Company competes by providing high-end designs for its bouquets, fresh cut varieties less commonly available and exclusive containers for bouquets and plants. The Company also competes by providing convenient service that includes support to receivers in caring for their flowers and plants.

The Company also competes with other "brick and mortar" retailers by marketing each of its gift delivery services through direct response radio as a unique gift alternative that can be conveniently ordered by a busy person at the last minute for expedited delivery. The Company's factory retail store competes with a wide variety of other retail destinations and tourist attractions and venues in Vermont and surrounding areas.

Patents, Trademarks, and Licenses

The Company regards its trademarks and service marks and other intellectual property as critical to its success. The Company's name and its various logos, are in combination registered trademarks and service marks in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Vermont Teddy Bear," "Make-A-Friend-For-Life," "Teddy Grams," "BearAnimal," "The All-American Teddy Bear," "Huffin' Puffin'," and "Coffee Cub". The Company also owns the registered service marks "Bear-Gram", "Bear Counselor," "Vermont Bear-Gram," "Teddy Bear-Gram," "Bears Say it Best," "Bears to Business," "Love is in the Bear," "The Creative Alternative to Flowers," "Ted Ex," "Teddy Express," "Nothing says you care like a Bear," "Show You Care, Send a Bear," "PreFUR'd Member," "SendAMERICA," "SendVERMONT," and "Send(all 49 other states)", "TastyGram," "PajamaGram," "Calyx and Corolla," and "The flower lover's flower Company". The Company also has applications pending to register "Friend for Life," "Say it with a Bear," "BabyGram," "LoveGram," "Big Hero Little Hero" and "Little Hero". The Company also owns the registered trademark "Vermont Teddy Bear" in Japan and "Bear-Gram" and "Teddy Bear-Gram" in Great Britain.

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

Employees

As of June 30, 2004, the Company employed 289 individuals, of whom 120 were employed in production-related functions, 141 were employed in sales and marketing positions, and 28 were employed in general and administrative positions. As of June 30, 2004, 227 of the Company's employees were full time. The Company substantially increases its workforce with temporary employees to service increased customer demand and shipments at the Christmas/Holiday, Valentine's Day and Mother's Day periods. In addition, the Company has developed a flexible workforce with cross-trained employees who can supplement core staff in departments as needed. The Company's manufacturing employees, including those in the Newport facility participate in the fulfillment and shipping operations in Shelburne during the peak holiday periods. Other marketing and administrative employees support both the contact center and fulfillment operation during periods of high volume. No employees are members of a union, and the Company believes it enjoys favorable relations with its employees.

Risk Factors that May Impact the Business

Although the Company has remained consistently profitable on an annual basis since it fiscal year ended June 30, 1999, there can be no assurance that the Company will sustain profitability either on a quarterly or annual basis in the future. The Company's future revenues and operating costs may fluctuate significantly due to any one factor or a combination of factors, many of which are outside management's control. Management has identified the most important risk factors that may affect operating results in the future as follows:

Seasonality: The Company's sales are highly seasonal, with Valentine's Day, Mother's Day and Christmas being its largest selling seasons, representing 25.5 percent, 18.9 percent, and 14.4 percent of the Company's annual sales, respectively. With the addition the PajamaGram, TastyGram and Calyx & Corolla business segments each with a larger percentage of female customers than the BearGram service, the Company has been able in increase proportionately its sales at Christmas and Mother's Day. While the Valentine's Day selling season continues to expand, it now represents a smaller percentage of total annual sales than in years past.

Percentage of Gift Delivery Services orders

(12 months ended June 30)

Occasions for Purchases	2004	2003	2002	2001	2000
Valentine's Day	25.5%	27.9%	27.7%	29.2%	23.2%
Mother's Day	18.9%	17.0%	15.8%	14.4%	16.6%
Christmas	14.4%	11.1%	8.5%	8.2%	8.1%

For purposes of developing the above table, the Company considers the Valentine's Day selling season to include the period from February 1 to February 14 each year. The Company considers the Mother's Day season to be the two-week period ending the Saturday before Mother's Day and the Christmas season to be the period from December 1 through December 25.

However, as the Company seeks to expand in the gift business its sales are likely to remain seasonal. Therefore, if the Company were to experience a natural disaster, a major system failure, or any material business disruption in the weeks leading up to any of these holidays, the Company may experience a material shortfall in revenue. Given the significant advertising expenditures committed by the Company for these holidays a material shortfall in revenue for the holiday period would have a material adverse affect on the operating results of the business for the related quarter and for the year. The Company hires a large number of seasonal employees and contracts for significant additional support from telecommunication and technology vendors during the holiday periods. A material shortfall in seasonal revenue may not allow the Company to offset the increased costs associated with this activity during the holiday periods. In addition, a material shortfall in sales at a major holiday may result in excess inventory reducing the Company's available cash flow from operations.

Retail Economy: The Company's brand name gift products are relatively expensive as compared to similar products offered by competitors in the marketplace. In the event of deterioration in general economic conditions, consumers with lower disposable incomes may spend less and avoid buying the Company's products. Lower net revenues may result without a corresponding decrease in the Company's operating costs and operating results may suffer.

Effectiveness of Advertising Campaigns: The Company invests material amounts in certain advertising, including radio, television and catalog. The costs of producing television commercials and catalogs are substantial. If one or more of the related promotional campaigns were to be ineffective, the Company may experience a shortfall in anticipated revenue negatively impacting operating results. While the production costs for radio advertising are nominal, the Company does invest material amounts in airtime for certain radio personalities. If one or more of these personalities were to become unavailable or perform poorly, particularly at a major holiday, the Company's operating results may suffer.

Competition: Competition in the gift market is very intense. Many of its competitors sell similar products at lower price points and have greater financial, and selling and marketing resources than the Company. The Company believes that its brand strength, its customer relationships and its last minute personalization and fulfillment capabilities position it to compete effectively with its current and future competitors in each of the gift service categories. Barriers to entry into the Company's markets are low, however, and increased competition based on price or other considerations could result in decreased revenues, increased marketing and selling expenditures and lower profit margins. These and other competitive factors may adversely impact the Company's business and results of operations.

Inventory: Inventory management is critical to the Company's success due to the highly seasonal nature of the Company's sales. The Company has in the past achieved appropriate levels of inventory in relation to its sales as it has adjusted to varying growth rates. However, if the Company failed to maintain sufficient inventory to support seasonal sales, revenues could be reduced which may adversely affect the Company's business and results of operations. Conversely, if the Company accumulates inventory and sales do not materialize, the available cash resources of the Company may be reduced which may adversely affect the Company's business and results of operations.

Dependence on Technology: The Company believes it has developed redundant systems and contingency plans to mitigate the risk of service interruption by its service providers or the possible malfunction of its operating systems at the holidays. There can be no assurance, however, that services, including but not limited to long distance call service, call center services, website hosting services, common carrier services or electrical services, will not be interrupted. It is also possible that one or more of the Company's operating systems could malfunction limiting the Company's ability to process orders. If one or more of the Company's outside operating services were interrupted or one or more of the Company's operating systems malfunctioned during a peak holiday selling season, the loss of orders and revenue may adversely affect the Company's business, its brand and the results of operations.

Offshore Sources of Product: The Company has become increasingly dependent on products that are manufactured exclusively for the Company by overseas contractors, primarily teddy bear outfits and pajamas and related sleepwear. Most of the contractors manufacture the Company's goods in China. While the Company has experienced good quality and reliable delivery from its sources, there can be no assurance that supply won't be interrupted in the future. There is also the possibility of delayed deliveries resulting from any number of factors including manufacturing delays as China is currently subject to power shortages and outages, or transportation delays related to traffic or strikes. If the Company were to experience delay for a material quantity of imported manufactured goods operating results on a quarterly and annual basis may suffer.

Many of the flowers included in the Company's floral arrangements are grown on farms located in foreign countries, predominantly Ecuador, Columbia and Holland. As a result the availability and price of the flowers purchased by the Company could be adversely affected by a number of risk factors that in turn would have a negative affect on the Company's results of operations for its Calyx & Corolla business segment. The flowers received into the import warehouses of the growers in Florida and California are subject to agricultural inspection by agencies of the U.S. government to manage pests and disease. Some of the countries in which the flowers are grown are subject to work stoppages and political instability. Trade restrictions, economic uncertainties, weather conditions and foreign government regulations are also potential risk factors. Any one or a combination of these risk factors could impact the availability and price of flowers and adversely affect the Company's operating results for Calyx.

Perishable Products: Products sold in the Calyx and TastyGram segments are perishable and subject to damage or deterioration in shipment. If a significant number of customers are disappointed with their orders the Company may incur substantial costs to issue refunds adversely impacting the Company's operating results and potentially damaging the Company's brands. Additionally, the supply of flowers can become limited on short notice due to severe weather conditions or delays in agricultural inspection. If adequate substitutions are not available, the Company may not be able to fulfill orders. Resulting loss of sales and customer disappointment may again impact negatively the Company's operating results and its brands.

Product Liability: While the Company has developed product testing and quality control procedures and believes it complies with all product safety and agricultural regulations, it is exposed to product liability claims. Although the Company has not experienced material losses due to product liability claims and carries product liability insurance coverage, it may become a party to such claims in the future that may result in significant costs of litigation or settlement. To the extent the Company's insurance does not cover these costs, the Company's operating results may suffer. Publicity associated with these claims may also have a negative impact on its brands.

Dependence on Third Party Fulfillment: The Company depends on third parties to prepare gift orders for shipment in both the Calyx and TastyGram segments. While the Company carefully pre-qualifies its drop-ship suppliers and maintains constant communication and good relations with each, suppliers on occasion fail to meet the specifications and requirements of the Company's orders. If a larger supplier were to discontinue its arrangement with the Company on short notice, or fail to provide contracted quantities of floral products, or fail to satisfactorily prepare and ship the Company's orders, customer's may be dissatisfied with their experience with the Company and decline to purchase from the Company in the future.

Dependence on Common Carriers: While the Company has the ability to ship its gift products using multiple common carriers thereby reducing its reliance on any one carrier, there are a number of factors affecting both the reliability of delivery and cost of the Company's shipments. At the holidays, packages leave the Company's facility in Shelburne, Vermont and the growers' warehouses in Florida and California in bulk shipments and are transported to the carriers' distribution hubs either by tractor-trailer or by plane for more general dispersion within the carriers' delivery systems. A catastrophic disruption in transit, particularly on the initial leg from the point of origin could cause a material number of deliveries to be delayed and result in a material adverse impact on the Company's operating results for the holiday and could also have a negative affect on its brands. The addition of ancillary charges by all carriers for residential deliveries, rural residential deliveries and fuel cost increase have materially impacted the Company's cost for freight paid on deliveries. In addition, Federal Express now applies a dimensional weight to packages under 12 inches cubed that represent the majority of the Company's packages. The resulting cost increases caused the Company to replace Federal Express as its primary carrier. If the other carriers apply dimensional weights for packages under 12 inches cubed without a corresponding adjustment to the Company's discounts, the Company may experience material increases in its cost for overnight and two-day express deliveries of its gift products. If the Company is unable to pass the added cost on to its customers, the Company's operating results may suffer.

Government Regulation: It is possible that new laws or regulations imposed by the Federal Trade Commission and other government agencies may adversely impact the Company's business, in particular its Internet business. These laws may increase the Company's potential liability related to user privacy or the collection and use of information gathered online, the content of the Company's websites, taxation, infringement of intellectual property. If states impose broader guidelines to collecting state sales and use taxes, or if recent Supreme Court decisions restricting the imposition of sales taxes with respect to sales made over the Internet are reversed, the Company could be subject to a decrease in sales and a significant additional administrative burden increasing its cost of doing business. A successful assertion by one or more states that the Company should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with other retailers and otherwise harm our business.

Sarbanes-Oxley: The Company has adopted the requirements of Sarbanes-Oxley Sections 401 and 402 without significantly changing its business practices or incurring material additional cost. However, the Company believes that it will be more difficult and costly to meet the requirements of Section 404 that are scheduled to be in effect for the Company beginning in its fiscal year 2006 commencing on July 1, 2005. While the Company believes that its internal control processes are both designed and operating effectively, there can be no assurance that the Company will be able to attest to the design or effectiveness of these controls pursuant to the stringent new standards of Section 404 in the future. In addition, the Company believes it will incur substantial additional costs both internal and in the form of higher fees paid to its external auditors and other financial advisors that may adversely impact its operating results.

New York Litigation Matter: The Company is a party in a suit against Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. See, "Legal Proceedings" herein. The Company is pursing all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. An adverse outcome in this litigation would have a materially adverse effect on the Company's liquidity and its financial condition.

Management Succession: The Company has developed its current management structure by developing its executive team and senior leadership internally. While the resulting aggregate management experience has allowed the Company to perform well while experiencing rapid growth in recent years, the Company has no formal succession plan to replace it's current Chief Executive Officer, Elisabeth Robert whose employment contract expires on October 22, 2004. The Company believes that Ms. Robert has played a significant role in the development of the Company and the unique business culture that propels its recent success. In the event Ms. Robert departs the Company, there can be no assurance the Company will find a replacement capable of providing effective leadership for the Company.

Stock Price Volatility. The Company's stock price is subject to material fluctuation as the result of stock market conditions as well as investors' interpretation of the performance of the Company. The Company is aware that its stock is very thinly traded in the public market further subjecting its stock price to material fluctuations when stockholders attempt to transact the stock in larger quantities. Owning a large block of the Company's stock may preclude the related shareholder from selling his or her holding at the then stated market price for the stock. The average daily trading volume for BEAR during the fiscal year ended June 30, 2004 was 3,637 shares. On occasion, when an abrupt material decline occurs in a company's stock price, that company is subject to securities class action litigation. There can be no assurance that the Company will not become subject to this type of expensive and distracting litigation in the future.

The risks described above are not the only risks or uncertainties that may negatively impact the Company's business or its operating results. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair the Company's business operations, operating results or financial condition.

Item 2. Properties

In July 1995, to consolidate the Company's disparate locations and improve manufacturing flow, the Company moved its principal offices, along with its factory retail store segment, manufacturing, sales, and fulfillment operations for its BearGram segment, to a 62,000 square foot building, located on a 57-acre site along U.S. Route 7 in Shelburne, Vermont. The site is ten miles south of Burlington, Vermont.

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont.

On September 29, 1999 the Company entered into a one-year lease with four one-year renewal options for a new manufacturing facility to support its BearGram segment in Newport, Vermont, for 12,000 square feet. In April 2001 the Company expanded its Newport operation to occupy an additional 12,000 square feet in an adjacent facility owned by the same landlord. A three-year lease with two three-year renewal options effective October 1, 2001 combined the two facilities.

On July 19, 2000, to consolidate remote warehouse locations, and support the operations of all business segments, the Company entered into a ten-year lease with three five-year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont to support the Company's BearGram segment. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. The lease began on September 1, 2000 and replaced a lease for 20,000 square feet of off-site space in Williston, Vermont and a lease for 4,000 square feet in Shelburne, Vermont.

On March 19, 2002, the Company entered into a three-year lease agreement with two three-year renewal options for 2,000 square feet of Retail segment space on Route 100 in Waterbury, Vermont. This retail space is part of a small retail complex with five other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location.

On November 1, 2003, the Company entered into a ten-month lease agreement for 6,000 square feet of office space in Vero Beach, Florida. The Company will continue to rent this property on a month to month basis, after the expiration of this agreement, until it enters into an agreement for smaller, more suitable office space. This office space is used for the Calyx & Corolla segment's merchandising and brand related marketing functions.

On July 29, 2004, the Company entered into a new ten year lease for its Shelburne warehouse and fulfillment center to incorporate a 60,400 square foot addition to the existing facility that is contiguous to the property on which the Company's factory headquarters are located. The addition supports the operations of all business segments and replaces 25,000 square feet of month-to-month leased space in Williston, Vermont. The new consolidated lease for 120,800 square feet replacing the July 19, 2000 lease is expected to begin on November 2004. The new consolidated lease is for ten years with three five-year renewal options.

Item 3. Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated.

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returns the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continue to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. Discovery is ongoing and no trial date has been set. The Company has agreed to enter into mediation with the landlord and a mediation date was previously set for October 14, 2004. This date has subsequently been changed and the Company currently believes a new date will be set to mediate in November 2004. There can be no assurance that this non-binding mediation will lead to a resolution of this matter.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Vermont Teddy Bear, Co., Inc.'s common stock trades on the NASDAQ Small Cap market under the symbol "BEAR". At the time of the initial public offering of 1,172,500 shares of the Company's Common Stock in November 1993, the Company's Common Stock had been approved for quotation on NASDAQ and the Pacific Stock Exchange under the symbols "BEAR" and "VTB," respectively. On July 31, 1996, the Company voluntarily de-listed from the Pacific Stock Exchange as a result of minimal trading volume. Between July 1, 2001 and June 30, 2004, the high and low closing bid and closing sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

Quarter Ended	High Sales	Low Sales
June 30, 2004	$6.69	$4.85
March 31, 2004	$5.89	$4.25
December 31, 2003	$5.47	$4.00
September 30, 2003	$4.55	$3.34
June 30, 2003	$4.19	$3.38
March 31, 2003	$4.24	$3.68
December 31, 2002	$4.09	$2.75
September 30, 2002	$3.60	$1.81
June 30, 2002	$3.76	$3.10
March 31, 2002	$4.00	$3.08
December 31, 2001	$3.60	$2.62
September 30, 2001	$3.97	$2.50

As of June 30, 2004, the number of record holders of the Company's common stock was 3,086.

Description of Securities

Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the Company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. On October 16, 2002, the Company purchased 3,149,266 common shares as treasury stock pursuant to the Company's Issuer Tender Offer of August 21, 2002. From March 1, 1996 to June 30, 2004, 1,265,783 shares of the Company's Common Stock were issued pursuant to the exercise of Incentive Stock Options and Non-Employee Director Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On July 29, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. On December 20, 1999 warrants associated with a loan from Green Mountain Capital were exercised and converted into 100,000 shares of the Company's Common Stock. On October 4, 2002, Series C Convertible Preferred Stockholders exercised conversion rights of 50.7 preferred shares into 482,745 shares of common stock. On December 1, 2003, Series C Convertible Preferred Stockholders exercised conversion rights of 9 preferred shares into 85,707 shares of common stock. As a result of these activities, there were 5,004,149 shares of the Company's Common Stock outstanding, held of record by 3,086 shareholders, as of June 30, 2004.

Securities Sold By the Issuer

There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share plus cumulative dividends of eight percent per annum. There has been no change in the number of Series A Preferred shares and the original shareholder remains the sole shareholder of Series A Preferred Stock. There were $72,000 in dividends accrued in respect of the Series A preferred Stock during each of the fiscal years between July, 1 1996 and June 30, 2004.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. Because of the mandatory redemption provision, the Series C Preferred Stock net of the value of the warrants has been classified outside of stockholders' equity in the accompanying balance sheet. The Company valued the warrants using the Black-Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company accreted this discount with charges to retained earnings over a five-year period.

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2004 $7,863 of dividends were paid in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends were paid in cash. There were 9.3, 18.3 and 69.0 shares of Series C Preferred Stock issued and outstanding at June 30, 2004, 2003, and 2002 respectively.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase 495,868 of the outstanding Warrants TSG Equity Partners were issued in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on the exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ended March 31, 2002. The original issue discount of $272,449 continued to accrete through charges to retained earnings until October 2003.

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

The consideration paid was $3.7 million consisting of $1.2 million paid in cash and the remainder paid in the form of 250 shares of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred") at a fair value of $10,000 per share. The Series D Preferred shares are convertible into the Company's common stock at a price of $3.53 per common share. Each of the shares of Series D Preferred has a minimum liquidation value of $10,000 per share, and is convertible into 2,832 shares of the Company's common stock. The Series D Preferred ranks junior to both Series A and Series C Preferred Stock but senior to all other shares of capital stock of the Company. The Series D Preferred stockholders may, at any time after December 31, 2004, require the Company to redeem some or all of the Series D Preferred shares at their minimum liquidation value, not to exceed $650,000 annually on a rolling 12-month basis. The Series D Preferred requires mandatory redemption of all outstanding shares at the minimum liquidation value along with all accrued but unpaid dividends ten years after issuance. The Series D Preferred carries voting rights on an as-converted basis, and, as a class, has the right to elect one member to the Company's Board of Directors. The Series D Preferred shares have a cumulative preferred cash dividend of 5.0 % per annum, payable quarterly.

On December 1, 2003, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 9 shares of Series C Preferred Stock into 85,707 shares of the Company's Common Stock.

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

The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock was not entitled to receive dividends. The Series C Preferred Stock is entitled to a six percent dividend, to be paid in additional shares of Series C Preferred Stock for the first two and one-half years and thereafter either in cash or Series C Preferred Stock, at the Company's discretion. As of April 30, 2001 the Company elected to pay remaining Series C dividends in cash. The Series D Preferred Stock is entitled to receive dividends of five percent per annum, to be paid quarterly in cash.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended June 30, 2004, 2003, and 2002 and the consolidated balance sheet data as of June 30, 2004 and 2003, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 30, 2001 and 2000 and the selected consolidated balance sheet data as of June 30, 2002, 2001, and 2000 are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following table summarizes the Company's consolidated statement of operations and balance sheet data. The results of the year ended June 30, 2004 are materially affected by the acquisition of Calyx & Corolla, Inc. and therefore affect the comparability of the information in the table. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

Years Ended

(in thousands, except per share data)
	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000
Net Revenues	$55,827	$40,275	$38,993	$37,255	$33,332
Cost of Goods Sold	24,326	15,445	14,300	13,447	12,316
Gross Profit	31,501	24,830	24,693	23,808	21,016
Marketing & Selling	21,814	17,261	15,682	14,807	12,759
General & Administrative	5,787	4,969	4,706	4,668	3,966
Operating Income	3,900	2,600	4,305	4,333	4,291
Other Income (Expense)	(620)	(455)	(291)	(128)	(326)
Income Before Income Taxes	3,280	2,145	4,014	4,205	3,965
Income Tax Provision	(1,340)	(874)	(1,476)	(1,611)	(125)
Net Income	1,940	1,271	2,538	2,594	3,840
Preferred Stock Dividends	(184)	(91)	(108)	(108)	(108)
Accretion of Original Issue Discount	(18)	(54)	(54)	(54)	(54)
Net Income Available to Common Stockholders	$1,738	$1,126	$2,376	$2,432	$3,678

Basic Net Income per Share	$0.35	$0.21	$0.35	$0.36	$0.57
Diluted Net Income per Share	$0.30	$0.19	$0.30	$0.29	$0.45

Weighted Avg Shares-Basic	4,932,009	5,464,996	6,838,250	6,786,121	6,415,825
Weighted Avg Shares-Diluted	6,167,634	6,237,089	8,330,409	8,667,192	8,395,463

Consolidated Balance Sheet Data

As of

(in thousands)
	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000
Cash and Cash Equivalents	$ 6,587	$ 5,168	$12,086	$8,832	$8,296
Working Capital	4,951	5,696	12,944	10,948	8,603
Total Assets	27,313	21,022	26,609	24,962	22,348
Long Term Liabilities	6,755	6,751	5,285	5,310	5,506
Series C Preferred Stock	93	165	617	563	478
Series D Preferred Stock	2,510	--	--	--	--
Total Stockholders' Equity	10,075	7,996	16,045	14,354	11,753

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

Executive Overview

In the period described in this report, the Company's net revenues increased substantially in the Company's Gift Delivery Services over the same period in the prior year due to increases in revenues from the August 29, 2003 acquisition of Calyx & Corolla and increases in the existing PajamaGram and the Wholesale/Corporate business. The BearGram gift delivery business and retail business experienced a decline in net revenues as compared to the same period last year. The addition of the Calyx & Corolla gift delivery business contributed to increased sales during the Christmas, Valentine's Day, and Mother's Day selling seasons. However, the Valentine's Day selling season is not one of the major holiday seasons for the Calyx & Corolla business. Calyx & Corolla, therefore, contributed proportionally more to the Company's sales at Christmas and Mother's Day, reducing seasonal fluctuations in the Company's annual business cycle. The Company's net gross margins increased in this period, primarily due to the addition of gross margin dollars from the recently acquired Calyx & Corolla business for the ten months from the date of acquisition. While the PajamaGram, Corporate/Wholesale, and the TastyGram businesses experienced increased margins, theses increases were more than offset by decreased gross margin in the BearGram, and Retail businesses. While lower as a percent of net revenues, net marketing and selling expenses increased during the period described in this report. Increases in marketing expenses for the PajamaGram and newly added Calyx business were offset by decreases in marketing expenses for the BearGram, Corporate/Wholesale, Retail and TastyGram businesses during the period.

Results of Operations

Comparison of Fiscal Year 2004 and Fiscal Year 2003

Net revenues for the fiscal year ended June 30, 2004 totaled $55,828,000, an increase of $15,553,000 from net revenues of $40,275,000 for the fiscal year ended June 30, 2003. By business segment, increases in PajamaGram revenues of $2,116,000, increases of $318,000 in Corporate/Wholesale segment, and new revenues of $15,719,000 generated from the recently acquired Calyx and Corolla floral delivery segment were partially offset by $2,081,000 in decreased revenues attributable to the BearGram gift delivery service, $436,000 in decreased revenues attributable to the Retail Store segment, and $83,000 in decreased revenues to the TastyGram segment. Revenues in the PajamaGram segment increased as the Company increased catalog and television advertising and revenues in the BearGram segment decreased as the Company curtailed radio in this segment in the fiscal year ended June 30, 2004. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store in the fiscal year ended June 30, 2004.

Gross margin increased $6,671,000 to $31,501,000 for the fiscal year ended June 30, 2004, from $24,830,000 for the fiscal year ended June 30, 2003. The gross margin dollar increase of $1,445,000 in the PajamaGram segment, an increase of $192,000 in the Corporate/Wholesale segment, an increase of $23,000 in the TastyGram segment, and the $7,464,000 gross margin contribution from the recently acquired Calyx & Corolla segment for the fiscal year ended June 30, 2004, were partially offset by the gross margin dollar decrease of $2,089,000 in the BearGram segment and the $364,000 decrease in the Retail Store segment, primarily the result of lower net revenues in these segments. Gross margin as a percentage of net revenue decreased to 56.4 percent from 61.7 percent in the period. Increased bear unit manufacturing costs as domestic bear production volume was adjusted to the Company's lower net revenues and increased delivery costs resulted in a 2.7 percentage point decrease in gross margin as a percentage of net revenues in the BearGram segment. The decrease of 2.4 percentage points in the Retail Store segment is associated with higher domestic unit costs in this segment. An increase of 4.1 percentage points in the PajamaGram segment resulted from improved unit gross margins associated with the Company's transition to private label goods imported directly from suppliers in Asia and product mix changes which more than offset increased delivery costs in the period. The gross margin increase of 10.7 percentage points in the TastyGram gift delivery service segment is attributed to higher unit gross margins and improved product mix in this segment which more than offset increased delivery costs as compared to the fiscal year ended June 30, 2003. Gross margin in the recently acquired Calyx & Corolla segment, was 47.5 percent for the ten months from the date of acquisition. This is less as a percentage of net revenues than the Company's overall gross margin percentage, contributing to the Company's decrease in gross margin as a percentage of net revenues. During this fiscal year, the Calyx & Corolla gross margin was negatively impacted by $62,000 of costs related to the relocation of Calyx & Corolla's fulfillment and inventory operations to the Company's Shelburne, Vermont location.

Marketing and Selling expenses increased $4,553,000 to $21,814,000 for the fiscal year ended June 30, 2004, from $17,261,000 for the fiscal year ended June 30, 2003. Increased PajamaGram catalog and television advertising costs of $356,000 and $5,127,000 in marketing and selling costs associated with the Company's recently acquired Calyx & Corolla segment were partially offset by decreased BearGram advertising costs of $583,000, which include radio, television, catalog, Internet and print costs as the Company scaled back its radio advertising, decreased TastyGram radio marketing and merchandising costs of $242,000, decreased call center and customer service costs of $7,000, decreased Retail Store costs of $65,000, and decreased Corporate/Wholesale marketing and selling costs of $33,000 during the fiscal year ended June 30, 2004. Marketing and selling expenses as a percent of net revenues decreased to 39.1 percent for fiscal year ended June 30, 2004 from 42.9 percent for the fiscal year ended June 30, 2003. Calyx & Corolla Marketing and Selling costs include $40,000 in temporary occupancy costs and $9,000 in salaries and other costs related to the relocation of Calyx & Corolla's operations to the Company's Shelburne, Vermont location. Calyx & Corolla Marketing and Selling costs also include $60,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions were eliminated during this period. The wage costs savings were partially offset by adding staff at the Shelburne, Vermont location.

General and Administrative expenses increased to $5,787,000 for the fiscal year ended June 30, 2004, compared to $4,968,000 for the fiscal year ended June 30, 2003. As a percentage of net revenues, general and administrative expenses decreased to 10.4 percent for the fiscal year ended June 30, 2004, from 12.3 percent for the fiscal year June 30, 2003. General and administrative expenses for the fiscal year ended June 30, 2004 include $950,000 of expenses attributable to Calyx & Corolla, of which $19,000 are related to the relocation of Calyx & Corolla's information technology operations to the Company's Shelburne, Vermont location. Calyx & Corolla General and Administrative costs also include $127,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions were eliminated during this period. The wage costs savings are partially offset by adding staff at the Shelburne, Vermont location.

Interest expense increased to $668,000 due to increased long term debt obligations associated with the acquisition of Calyx & Corolla for the fiscal year ended June 30, 2004, compared to $599,000 for the fiscal year ended June 30, 2003. Interest income decreased to $43,000 as a result of lower average cash balances in the fiscal year ended June 30, 2004, compared to $138,000 for the fiscal year ended June 30, 2003.

The Company has recorded a tax provision of $1,340,000 for the fiscal year ended June 30, 2004, an effective income tax rate of 40.9 percent. The Company recorded a tax provision of $874,000 for the fiscal year ended June 30, 2003, an effective income tax rate of 40.6 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $72,000, the Series C Preferred Stock dividends of $7,900, the accretion of an original issue discount of $18,000, and the Series D Preferred Stock dividends of $104,000, the net income available to Common Stockholders for the fiscal year ended June 30, 2004 was $1,738,000, compared to a net income available to Common Stockholders of $1,126,000 for the fiscal year ended June 30, 2003.

Comparison of Fiscal Year 2003 and Fiscal Year 2002

Net revenues for the twelve-month period ended June 30, 2003 totaled approximately $40,275,000, an increase of $1,282,000 from net revenues of approximately $38,994,000 for the twelve month period ended June 30, 2002. By business segment, $4,974,000 in increased revenues were attributable to the marketing of the Company's new PajamaGram gift delivery service segment during the fiscal year ended June 30, 2003, which began in April 2002. Increased net revenues from retail store operations of $179,000 were a result of the opening of a second retail store location in Waterbury, Vermont which opened in June 2002, and increased revenues in the TastyGram segment of $87,000. These increases were offset by decreases in BearGram gift delivery service revenues of $3,673,000 as the Company reduced radio advertising expenditures in conjunction with a decrease in response rates associated with direct response radio advertising, and decreases in the Corporate/Wholesale segment of $285,000 due to smaller corporate customer base as compared to the fiscal year ended June 30, 2002.

Gross margin increased by $137,000 to approximately $24,830,000 for the fiscal year ended June 30, 2003, from approximately $24,693,000 for the fiscal year ended June 30, 2002. As a percentage of net revenues, gross margin decreased to 61.7 percent for the fiscal year ended June 30, 2002, from 63.3 percent for the fiscal year ended June 30, 2002. The $2,578,000 decrease in gross margin in the BearGram gift delivery service segment is due to lower net revenues in this segment and a decrease of 0.8 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to higher per unit fulfillment costs based on product mix and increased shipping costs. The $49,000 decrease in gross margin in the TastyGram gift service segment is primarily due to a decrease of 18.2 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to lower unit margin products and absorbed costs associated with packaging and product fulfillment in the transition to the TastyGram servicemark. The $143,000 decrease in gross margin in the Corporate/Wholesale segment is due to lower net revenues in this segment and a decrease of 1.1 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to increased sales of the domestically made teddy bear products which traditionally have lower unit margins than the Company's imported teddy bear products. These decreases in gross margin were offset by an increases of $2,706,000 in gross margin in the new PajamaGram gift delivery service segment due to increased net revenues in this segment and an increase of 4.4 gross margin percentage points, as compared to the fiscal year ended June 30, 2002. The $201,000 increase in gross margin in the Retail segment is due to increased net revenues in this segment and an increase of 2.5 gross margin percentage points as compared to the fiscal year ended June 30, 2002 as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store.

Selling expenses increased to approximately $17,261,000, or 42.9 percent of net revenues, for the fiscal year ended June 30, 2003, from approximately $15,682,000, or 40.2 percent of net revenues, for the comparable period ending June 30, 2002. This $1,579,000 increase was primarily due to the addition of $2,523,000 in new advertising expenses, which include radio and Internet costs, related to the marketing of the Company's new PajamaGram segment, increases in Retail segment expenses of $156,000 due to the opening of a retail location in Waterbury, VT in June 2002. These increases were offset by lower marketing and merchandising costs associated with the TastyGram gift delivery service of $371,000; decreases of $370,000 in BearGram advertising costs, which include radio, catalog, Internet and print costs; decreases of $349,000 to call center and customer service costs; and a decrease of $8,000 in Corporate/Wholesale expenses during the fiscal year ended June 30, 2003.

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

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2004 and 2003. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

Three Months Ended

(in thousands, except per share data)
	June 30 2004	Mar 31 2004	Dec 31 2003	Sept 30 2003	June 30 2003	Mar 31 2003	Dec 31 2002	Sept 30 2002
Net Revenues	$ 17,359	$ 20,078	$ 13,410	$ 4,980	$ 11,373	$ 14,528	$ 9,290	$ 5,084
Cost of Goods Sold	8,175	8,187	5,746	2,218	4,485	5,393	3,615	1,952
Gross Profit	9,184	11,891	7,664	2,762	6,888	9,135	5,675	3,132
Marketing & Selling	7,310	7,504	5,219	1,781	5,268	5,822	4,114	2,057
General & Administrative	1,472	1,758	1,484	1,073	1,149	1,490	1,248	1,081
Total Operating Expenses	8,782	9,262	6,703	2,854	6,417	7,312	5,362	3,138
Operating Income(Loss)	402	2,629	961	(92)	470	1,823	313	(6)
Other Income(Expense)	(148)	(156)	(176)	(140)	(120)	(147)	(118)	(70)
Income (Loss) Before Income Taxes	254	2,473	785	(232)	350	1,676	195	(76)
Income Tax (Provision) Benefit	(43)	(1,035)	(356)	94	(155)	(671)	(78)	30
Net Income (Loss)	211	1,438	429	(138)	195	1,005	117	(46)
Preferred Stock Dividends	(50)	(50)	(52)	(31)	(21)	(21)	(22)	(27)
Accretion of Original Issue Discount	--	--	(5)	(14)	(14)	(13)	(14)	(13)
Net Income (Loss) Available to Common Stockholders	$ 161	$ 1,388	$ 372	$ (183)	$ 160	$ 971	$ 81	$ (86)
Basic Net Income (Loss) Per Share	$0.03	$0.28	$0.08	$(0.04)	$0.03	$0.20	$0.02	$(0.01)
Diluted Net Income (Loss) Per Share	$0.03	$0.22	$0.07	$(0.04)	$0.03	$0.18	$0.02	$(0.01)

Off-Balance Sheet Arrangements

As of June 30, 2004, the Company did not have an interest in any off-balance sheet arrangements.

Liquidity and Capital Resources

As of June 30, 2004, the Company's cash position increased to $7,057,000, from $5,701,000 at June 30, 2003. Of the $7,057,000, approximately $471,000 is classified as restricted cash; there was $533,000 of restricted cash at June 30, 2003. The largest component of the restricted cash is $471,000 restricted as part of the Company's sale-leaseback transaction. Cash increases of $1,940,000 provided by net income, $1,000,000 in borrowings from Banknorth, N.A. associated with the acquisition of Calyx & Corolla, and a $1,160,000 decrease in inventory were partially offset by a $1,572,000 decrease in accounts payable, $933,000 in payments on long term debt, and the $1,373,000 in cash paid for the acquisition of Calyx & Corolla. A year to year reconciliation of certain lines of the Company's Balance Sheet to the related item on the Consolidated Statement of Cash Flows requires consideration of opening balance sheet amounts related to the acquisition of Calyx & Corolla as discussed in Note 2 to consolidated financial statements.

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("the Issuer Tender Offer"). On October 8, 2002, the Company announced the results of the Issuer Tender Offer. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum the Company was authorized to purchase, the Company accepted for payment the maximum number of authorized shares that were tendered in accordance with the priority and proration rules described in Section 1 of our Offer to Purchase dated August 21, 2002. On October 8, 2002, after proration, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 50.7 shares of Series C Preferred Stock into 482,745 shares of the Company's Common Stock tendered.

On September 27, 2002, the Company closed on two loan facilities with Banknorth, N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 200 basis points. The revolving line of credit in the amount of $4,000,000 shall be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest shall be due. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At June 30, 2004 there were no outstanding borrowings on the Banknorth, N.A. revolving line of credit.

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

As a result of the exercise of certain employee stock options during the fiscal year ended June 30, 2004, the Company realized a tax benefit of approximately $62,000 in fiscal year 2004. As a result of the exercise of certain employee stock options in connection with the Issuer Tender Offer dated August 21, 2002, the Company realized a tax benefit of approximately $600,000 in fiscal year 2003. These benefits have been reflected as increases to additional paid in capital in the accompanying consolidated financial statements.

The Company's capital expenditures in fiscal year 2004 consisted primarily of equipment related to the Company's operations. Capital expenditures were $194,473, $457,529 and $603,631 in fiscal years 2004, 2003, and 2002 respectively.

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

The Company is a party in a suit against Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. The Company is pursing all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value it $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. An adverse outcome in this litigation would have a materially adverse effect on the Company's liquidity and its financial condition.

Contractual Obligations

The following is a summary of the Company's contractual commitments and other obligations as of June 30, 2004. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Contractual Obligations

Payments due by fiscal period

Contractual Obligations	Total	Amounts representing interest	Sub total	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,545,000	($204,604)	$2,749,604	$2,324,133	$425,471	--
Capital Lease Obligations	$4,935,553	($4,273,660)	$9,209,213	$2,111,667	$1,407,777	$5,689,769
Operating Lease Obligations	$8,998,486	--	$8,998,486	$3,345,996	$1,622,753	$4,029,737
Series C & D Redeemable Preferred Stock Obligations	$2,868,332	--	$2,868,332	$2,203,628	$664,704	--
Other Long-Term Liabilities	$480,297	--	$480,297	$437,380	$42,917	--
Total	$19,827,667	($4,478,264)	$24,305,932	$10,422,804	$4,163,622	$9,719,506

Contingencies

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returns the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continue to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. Discovery is ongoing and no trial date has been set. The Company has agreed to enter into mediation with the landlord and a mediation date was previously set for October 14, 2004. This date has subsequently been changed and the Company currently believes a new date will be set to mediate in November 2004. There can be no assurance that this non-binding mediation will lead to a resolution of this matter.

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

Recent Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities". These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not have a material impact on the Company's consolidated financial position or results of operations.

Related Party Transactions

Included in Deposits and other assets at June 30, 2004 is a recourse demand note from Elisabeth Robert, a director and Chief Executive Officer of the Company to finance certain income tax obligations related to her exercise of stock options. The loan balance which was $3,646 and $18,390 as of June 30, 2004 and 2003, respectively is being repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Ms. Robert's employment agreement with the Company dated November 21, 2001. The interest rate on the note is a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the note is secured by a stock pledge agreement from Ms. Robert.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. Under its current policies, the Company does not use market rate sensitive instruments to manage exposure to interest rate changes. A ten percent fluctuation in interest rates would not have a material impact on the Company's ability to meet its financial obligations.

Item 8. Financial Statements and Supplementary Data

The list of financial statements set forth under the caption "Index to the Consolidated Financial Statements" on page 56 below is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on

Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosures and procedures are effective. There were no changes in our internal control over financial reporting during the period ended June 30, 2004 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

(b) Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the portions of the Company's Definitive Proxy Statement for its 2004 Annual Meeting entitled "Voting Securities and Principal Holders Thereof", "Meetings of the Board of Directors and its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal to have Common Stockholders Elect Directors," and "Proposal to have Series C Preferred Stockholders Elect Directors".

The Code of Ethics was adopted on August 5, 2004 subsequent to the close of the fiscal year end June 30, 2004 reporting period. The Company's Code of Ethics is available at the Company's web-site www.vermontteddybear.com. The Company will provide a copy of the Code of Ethics, without charge, upon request. Requests for copies of the Company's code of ethics can be made by sending an e-mail IR @vtbear.com or by mailing a request to Vermont Teddy Bear Co., Inc., P.O. Box 965, Shelburne, VT 05482, Attn: Investor Relations.

Item 11. Executive Compensation

Incorporated by reference from the portions of the Company's Definitive Proxy Statement for its 2004 Annual Meeting entitled "Compensation of Directors and Officers," "Stock Options" and "Aggregated Option Exercises."

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2004 Annual Meeting entitled "Voting Securities and Principal Offerings Thereof."

Equity Compensation Plan Information

The following table shows the number of securities to be issued upon exercise of outstanding stock options under all equity compensation plans of the Company, the weighted average exercise price of the outstanding options and the number of securities remaining for future issuance under the plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders 1993 Incentive Stock Option Plan Non-employee Director Stock Option Plan	758,530 193,567	2.22 3.48	-- 166,000
Equity compensation plans not approved by security holders	--	--	--
Total	952,097	2.47	166,000

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2004 Annual Meeting entitled "Interest in Certain Transactions."

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2004 Annual Meeting entitled "Audit Committee Report."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:

(1) Index to Consolidated Financial Statements:

Page

Report of Independent Registered Public Accounting Firm 62

Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003 63

Consolidated Statements of Income for the years ended June 30, 2004,

June 30, 2003 and June 30, 2002 64

Consolidated Statements of Stockholders' Equity for the years ended

June 30, 2004, June 30, 2003 and June 30, 2002 65-66

Consolidated Statements of Cash Flows for the years ended

June 30, 2004, June 30, 2003 and June 30, 2002 67

Notes to Consolidated Financial Statements 68

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

10.37 Lease Agreement, dated July 10, 1997 between the Company and URSA (VT) QRS-30, Inc., regarding the sale-leaseback of the Company's headquarters in Shelburne, Vermont (filed with the Securities and Exchange Commission as exhibit 10.37 to the Company's 1997 Annual Report 10-KSB (File No. 33-69898) and incorporated herein by reference).

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

10.54 Lease Agreement, dated July 29, 2004 between the Company and Miller Realty Group, regarding the lease of 120,800 square feet of fulfillment/warehouse space on the Company's campus in Shelburne, Vermont (filed herein).

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

99 Code of Ethics as adopted by the Board of Directors on August 5, 2004 (filed herein).

(b)Reports on Form 8-K

As reported on March 25, 2004

The Company filed a Form 8-K with respect to the decision of the New York Court of Appeals to reverse the New York Appellate Division's decision to grant the Company summary judgement in its action against 538 Madison Realty Company in the Supreme Court of the State of New York, County of New York.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VERMONT TEDDY BEAR CO., INC.

Dated: September 28, 2004 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: September 28, 2004 By: /s/ Jason Bacon ,

Jason Bacon, Director

Dated: September 28, 2004 By: /s/ Maxine Brandenburg ,

Maxine Brandenburg, Director

Dated: September 28, 2004 By: /s/ Nancy Rowden Brock ,

Nancy Rowden Brock, Director

Dated: September 28, 2004 By: /s/ Frederick M. Fritz ,

Frederick M. Fritz, Director

Dated: September 28, 2004 By: /s/ Fred Marks ,

Fred Marks, Director and Chairman of the board

Dated: September 28, 2004 By: /s/ Spencer C. Putnam ,

Spencer C. Putnam, Director

Dated: September 28, 2004 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, Director,

President, Treasurer,

Chief Executive Officer and Chief

Financial Officer

Dated: September 28, 2004 By: /s/ Thomas R. Shepherd ,

Thomas R. Shepherd, Director

Dated: September 28, 2004 By: /s/ Andrew Williams ,

Andrew Williams, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying consolidated balance sheets of The Vermont Teddy Bear Co., Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

September 28, 2004

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheets
ASSETS	June 30,	June 30,
	2004	2003
Cash and cash equivalents	$ 6,586,571	$ 5,168,177
Accounts receivable, trade (net of allowance for doubtful accounts of $13,000 as of June 30, 2004 and 2003)	181,658	62,214
Inventories	4,090,936	4,778,439
Prepaid expenses and other current assets	1,471,355	1,271,478
Deferred income taxes	500,578	525,522
Total Current Assets	12,831,098	11,805,830

Restricted cash	470,835	532,641
Property and equipment, net	7,179,689	7,679,721
Goodwill	4,163,260	--
Indefinite lived intangibles	1,220,000	--
Deposits and other assets	1,223,967	1,004,233
Other Intangibles, net	223,889	--
Total Assets	$27,312,738	$21,022,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	3,805,939	3,727,671
Accrued expenses	1,854,892	1,416,992
Deferred revenue (Note 1)	1,272,766	--
Current portion of long term debt	763,600	783,000
Current portion of capital lease obligations	182,546	182,273
Total Current Liabilities	7,879,743	6,109,936

Long term debt, net of current portion	1,781,400	1,695,000
Capital lease obligations, net of current portion	4,753,007	4,918,847
Deferred income taxes	220,262	137,344

Commitments and Contingencies (Note 10)

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3 and 18.3 shares; $93,042 and $183,000 liquidation value as of June 30, 2004 and June 30, 2003, respectively	93,042	164,889

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,274 liquidation value at June 30, 2004 Stockholders' Equity:	2,510,274	--
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding; 90 shares at June 30, 2004 and June 30, 2003	1,476,000	1,404,000
Authorized 375,000 shares Series B; issued 204,912; 0 shares outstanding at June 30, 2004 and June 30, 2003 respectively	--	--
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,176,435 and 8,033,520 shares; outstanding 5,004,149 and 4,861,234 shares as of June 30, 2004 and June 30, 2003, respectively	408,822	401,676
Additional paid-in capital	13,780,275	13,518,960
Retained Earnings	5,673,541	3,935,401
Treasury stock at cost: 3,172,286 shares at June 30, 2004 and June 30, 2003, respectively.	(11,263,628)	(11,263,628)
Total Stockholders' Equity	$ 10,075,010	$ 7,996,409
Total Liabilities and Stockholders' Equity	$ 27,312,738	$ 21,022,425

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Income

For the Twelve Months Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Net revenues	$55,827,533	$40,275,401	$38,993,591
Cost of goods sold	24,326,047	15,445,502	14,300,476
Gross Profit	31,501,486	24,829,899	24,693,115

Operating expenses:
Marketing & selling expenses	21,814,290	17,261,185	15,681,904
General and administrative expenses	5,787,364	4,968,382	4,705,699
	27,601,654	22,229,567	20,387,603
Operating Income	3,899,832	2,600,332	4,305,512
Interest income	42,641	138,220	251,972
Interest expense	(668,262)	(599,224)	(559,165)
Other income	5,550	5,796	16,878
Income before income taxes	3,279,761	2,145,124	4,015,197
Income tax provision	(1,339,836)	(873,717)	(1,476,344)
Net Income	1,939,925	1,271,407	2,538,853
Series A preferred stock dividends	(72,000)	(72,000)	(72,000)
Series C preferred stock dividends	(7,864)	(18,525)	(36,002)
Series D preferred stock dividends	(103,768)	--	--
Accretion of original issue discount	(18,153)	(54,492)	(54,492)
Net income available to common stockholders	1,738,140	1,126,390	2,376,359

Basic net income per common share	$0.35	$0.21	$0.35

Diluted net income per common share	$0.30	$0.19	$0.30

Weighted average number of common shares outstanding	4,932,009	5,464,996	6,838,250

Weighted average number of diluted common shares outstanding	6,167,634	6,237,089	8,330,409

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2004, 2003 and 2002
	Preferred Stock "A"		Preferred Stock "B"
	Shares	Amount	Shares	Amount
Balance at June 30, 2001	90	$1,260,000	--	$--

Exercise of Common Stock Options	--	--	--	--
Warrant Repurchase	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2002	90	$1,332,000	--	$--

Exercise of Common Stock Options	--	--	--	--
Tax benefit related to employee stock options	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Series C Preferred converted to Common Stock	--	--	--	--
Acquisition of Treasury Stock	--	--	--	--
Warrant modification	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2003	90	$1,404,000	--	$--

Exercise of Common Stock Options	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	$72,000	--	--
Series C Preferred converted to Common Stock	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2004	90	$1,476,000	--	$--

	Common Stock		Additional	Treasury
	Shares	Amount	Paid-in Capital	Stock
Balance at June 30, 2001	6,854,246	$342,712	$11,939,720	($117,500)

Exercise of Common Stock Options	11,675	$584	$11,185	--
Warrant Repurchase	--	--	($272,449)	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2002	6,865,921	$343,296	$11,678,456	($117,500)

Exercise of Common Stock Options	684,854	$34,243	$674,159
Tax benefit related to employee stock options	--	--	$599,524	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Series C Preferred converted to Common Stock	482,745	$24,137	$482,821	--
Acquisition of Treasury Stock	--	--	--	($11,146,128)
Warrant modification	--	--	$84,000	--
Net Income	--	--	--	--
Balance at June 30, 2003	8,033,520	$401,676	$13,518,960	($11,263,628)

Exercise of Common Stock Options	57,208	$2,861	$113,700	--
Tax benefit related to employee stock options	--	--	61,900	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Series C Preferred converted to Common Stock	85,707	$4,285	$85,715	--
Net Income	--	--	--	--
Balance at June 30, 2004	8,176,435	$408,822	$13,780,275	($11,263,628)

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2004, 2003 and 2002
	Retained
	Earnings	Stockholders'
	(Deficit)	Equity
Balance at June 30, 2001	$928,797	$14,353,729

Exercise of Common Stock Options	--	$11,769
Warrant Repurchase	($496,145)	($768,594)
Accretion of Original Issue Discount Series C Preferred Stock	($54,492)	($54,492)
Preferred Stock Dividends	($108,002)	($36,002)
Net Income	$2,538,853	$2,538,853
Balance at June 30, 2002	$2,809,011	$16,045,263

Exercise of Common Stock Options	--	$708,402
Tax benefit related to employee stock options	--	$599,524
Accretion of Original Issue Discount Series C Preferred Stock	($54,492)	($54,492)
Preferred Stock Dividends	($90,525)	($18,525)
Series C Preferred converted to Common Stock	--	$506,958
Acquisition of Treasury Stock	--	($11,146,128)
Warrant modification	--	$84,000
Net Income	$1,271,407	$1,271,407
Balance at June 30, 2003	$3,935,401	$7,996,409

Exercise of Common Stock Options	--	$116,561
Tax benefit related to employee stock options	--	61,900
Accretion of Original Issue Discount Series C Preferred Stock	($18,153)	($18,153)
Preferred Stock Dividends	($183,632)	($111,632)
Series C Preferred converted to Common Stock	--	$90,000
Net Income	$1,939,925	$1,939,925
Balance at June 30, 2004	$5,673,541	$10,075,010

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Twelve Months Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net Income	$1,939,925	$1,271,407	$2,538,853
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	909,539	904,706	884,441
Deferred income taxes	107,862	(143,457)	(12,449)
Tax benefit related to employee stock options	61,900	599,524	--
Gain on disposal of fixed assets	(166)	(5,729)	(86)
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	117,559	27,600	31,610
Inventories	1,160,420	(807,620)	1,544,564
Prepaid and other current assets	(1,218)	(816,003)	(356,881)
Deposits and other assets	(255,146)	(49,560)	(7,435)
Accounts payable	(1,572,240)	583,712	23,033
Accrued expenses	382,804	60,178	152,120
Deferred revenue	154,005	--	--
Net cash from operating activities	3,005,244	1,624,758	4,797,770
Cash flows from investing activities:
Purchases of property and equipment	(194,473)	(457,529)	(603,631)
Proceeds from sale of property and equipment	2,385	6,305	2,340
Cash paid for business acquired	(1,373,206)	--	--
Decrease (Increase) in restricted cash	61,806	54,633	(8,574)
Net cash from investing activities	(1,503,488)	(396,591)	(609,865)
Cash flows from financing activities:
Borrowings of short-term debt	500,000	200,000	--
Borrowings of long-term debt	1,000,000	3,000,000	--
Repayments of short-term debt	(500,000)	(200,000)	--
Repayments of long-term debt	(933,000)	(522,000)	--
Principal payments on capital lease obligations	(165,567)	(167,474)	(141,625)
Issuance of common stock, exercise of stock options	116,561	708,402	11,768
Acquisition of treasury stock	--	(11,146,128)	--
Warrant repurchase	--	--	(768,595)
Payment of preferred stock dividends	(101,356)	(18,525)	(36,002)

Net cash from financing activities	(83,362)	(8,145,725)	(934,454)

Net increase (decrease) in cash and cash equivalents	1,418,394	(6,917,558)	3,253,451

Cash and cash equivalents, beginning of year	5,168,177	12,085,735	8,832,284

Cash and cash equivalents, end of year	$6,586,571	$5,168,177	$12,085,735

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	663,379	585,085	559,165
Cash paid for income taxes	1,583,000	1,140,000	1,784,306

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of Series C Preferred Stock to Common Stock	90,000	506,958	--
Series A Preferred Stock dividends	72,000	72,000	72,000
Issuance of Series D Preferred Stock for business acquired	2,500,000	--	--
Accretion of original issue discount	18,153	54,492	54,492
Warrant modification	--	84,000	--

The accompanying notes are an integral part of these consolidated financial statements.

The Vermont Teddy Bear Co., Inc.

Notes to the Consolidated Financial Statements

June 30, 2004

Note 1. Summary of Significant Accounting Policies

Description of Business and Operations

The Vermont Teddy Bear Co., Inc. (the Company), which was incorporated under the laws of the State of New York in 1984, is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the BearGram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. In addition, the Company sells and delivers Calyx & Corolla floral gifts, PajamaGram and TastyGram gifts. The Calyx & Corolla delivery service involves sending premium flowers and plants with unique up-scale arrangements and containers to recipients, direct from the growers, as gifts for special occasions and holidays. The PajamaGram gift delivery service offers a variety of pajamas and related sleepwear and spa products packaged with lavender tub tea and a personalized card in a keepsake organza hat-box, and delivered in a colorful gift box. The TastyGram gift delivery service includes regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza delivered in a gift box complete with a personalized greeting card. Principal geographic markets include New York, Boston, Philadelphia, Detroit, Los Angeles, and Chicago. The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day, and Christmas as the Company's largest sales seasons.

Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and its wholly owned subsidiaries, SendAMERICA, Inc. and Calyx & Corolla, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include inventory valuation, returns and allowances, the income tax provision, impairment of goodwill and other intangible assets and, as discussed in Note 10, the accrual for an estimated loss under a lease obligation as of June 30, 2004. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Revenue Recognition

Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, delivery has occurred and when a fixed fee and collectibility have been determined. The Company charges customers in advance of delivery under certain sales programs through its Calyx & Corolla segment. Charges to customers under these programs are classified as deferred revenue in the accompanying consolidated balance sheets, and revenue is recognized as delivery occurs.

Allowances for sales returns are estimated as a component of net sales in the period in which the related sales are recognized. The Company estimates the amount of the allowance based on historical experience or known returns.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 2004 and 2003, approximately $471,000 and $533,000 of the Company's cash was restricted, respectively. At June 30, 2004 and 2003, the largest component of the restricted cash was $471,000 and $463,000, respectively, which has been restricted as part of the Company's sale-leaseback transaction (see Note 7).

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory levels are reviewed to identify slow-moving merchandise that will no longer be carried. An estimate is made for amounts of current inventories that will ultimately become obsolete due to changes in product mix and merchandising.

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

Direct-Response Advertising

The Company expenses the production costs of radio, television and print advertising the first time the advertising takes place. Catalog advertising, consisting primarily of catalogs for the Company's products, is capitalized and amortized over its expected period of future benefits following the initial mailing of the catalog.

At June 30, 2004 and 2003, capitalized advertising costs were approximately $196,000 and $27,000, respectively, consisting primarily of unamortized direct-response catalog costs. Advertising expenses were $14,195,000, $10,824,000 and $9,167,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Of these costs, $371,000, $166,000 and $178,000, were related to commissions paid under certain affiliate programs for the years ended June 30, 2004, 2003 and 2002 respectively. The Company partnered with several unrelated companies and pays these partners a percentage of sales generated or on a "cost per click" basis when customers click on certain keywords and phrases on partners sites to link to the Company's website.

Goodwill and Other Intangible Assets

The Company reviews the carrying value of its goodwill and other intangible assets and assesses the remaining estimated useful lives of its intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Effective with the acquisition of Calyx and Corolla in August of 2003, the Company established a new reporting unit for Calyx and Corolla. The Company assesses impairment on an annual basis or on an interim basis if events occur or circumstances change that reduce the fair value of a reporting unit below its carrying value. This assessment requires the determination of the fair value of reporting units as compared to their carrying value. When determining the fair value of its reporting units, the Company utilizes the income approach, which requires various assumptions including the use of estimates of future revenues, cash flows, and capital expenditures as well as market trends and growth. The Company believes the estimates and assumptions utilized to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates. The Company performed its annual impairment test at June 30, 2004 and concluded that there is no impairment of goodwill or other intangible assets for the year ended June 30, 2004.

Impairment of Long-Lived Assets

          In accordance with Statement of Financial Accounting Standard No. 144 (" FAS 144"), we evaluate long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities approximate their fair market value at June 30, 2004 and 2003.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents. The Company restricts investments in cash equivalents to financial institutions with high credit standing. At June 30, 2004 and 2003, approximately 99.8 percent and 94.1 percent of the Company's cash and cash equivalents were held at one financial institution. Cash and cash equivalent balances with these institutions exceed the amount of insurance provided on such deposits.

Earnings Per Share

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

The following tables reconcile the net income available to common stockholders and the weighted average common shares outstanding to the diluted net income available to common stockholders and shares used in the computation of basic and diluted earnings per share:

		Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Net income available to common stockholders used in basic EPS calculation	$1,738,140	$1,126,390	$2,376,359
Add: Dividends on Series C Preferred Stock	7,864	18,525	36,002
Accretion of original issue discount attributable to Series C Preferred Stock	18,153	54,492	54,492
Dividends on Series D Preferred Stock	103,768	__________	__________
Net income available to common stockholders used in diluted EPS calculation	$1,867,925	$1,199,407	$2,466,853

		Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Weighted average number of shares used in basic EPS calculation	4,932,009	5,464,996	6,838,250
Add: Common Shares issuable upon Exercise of:
Stock options	967,883	1,038,366	1,234,556
Warrants	193,111	193,111	420,961
Convertible Preferred Stock	718,496	304,909	657,087
Total Common Shares issuable	1,879,490	1,536,386	2,312,604
Less: Shares assumed to be repurchased Under treasury stock method	(643,865)	(764,293)	(820,445)
Weighted average number of shares Used in diluted EPS calculation	6,167,634	6,237,089	8,330,409

Diluted weighted average shares outstanding for 2004, 2003 and 2002 exclude 13,500, 48,000 and 149,046 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

Stock-Based Compensation

Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no accounting recognition is given to stock options granted to employees at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders' equity.

Pro-forma disclosure - Had the Company recognized compensation costs for its stock option plans based on fair market value for awards under those plans, in accordance with SFAS No. 123 "Accounting for Stock Based Compensation," as amended by SFAS No. 148, pro forma net income and pro forma net income per share would have been as follows:

	2004	2003	2002
Net Income available to common stockholders	$1,738,140	$1,126,390	$2,376,359
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net
of related tax effects	($137,459)	($152,128)	($149,977)
Pro forma net income available to common stockholders	$1,600,681	$974,262	$2,226,382

Basic EPS - as reported	$0.35	$0.21	$0.35
Basic EPS - pro forma	$0.32	$0.18	$0.33
Diluted EPS - as reported	$0.30	$0.19	$0.30
Diluted EPS - pro forma	$0.28	$0.17	$0.28

The fair values used to compute pro forma net income and net income per share were estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2004	2003	2002
Risk-free interest rate	4.62%	3.54%	4.56%
Expected dividend yield	0%	0%	0%
Expected volatility	46%	60%	63%
Expected lives	10 years	10 years	10 years

Comprehensive Income

The comprehensive income and loss is the same as net income and loss for each period presented.

Recent Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities". These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications

Certain balances in the prior fiscal years have been reclassified to conform to the presentation in the current fiscal year.

Note 2. Acquisition

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
$ 3,873,206

The amount allocated to the trademark, tradename and customer list was determined by management after considering the results of an independent appraisal based on established valuation techniques. The trademark and trade name have indefinite lives and are therefore not subject to amortization. The customer list is being amortized over its estimated useful life of 3 years. As of June 30, 2004, the carrying value of the customer list was $223,889. The goodwill, trademark, tradename and customer list will be deductible for tax purposes over the tax life of 15 years.

The following table is a summary of the Company's future customer list amortization of intangibles as of June 30, 2004.

Fiscal Year	Annual Amortization Expense
2005	$ 103,333
2006	103,333
2007	17,223
2008	--
2009	--
Thereafter	--
Total	$ 223,889

The following pro forma information for the Company and its consolidated subsidiaries for the following three and twelve month periods ended June 30, 2004 and 2003 was prepared assuming the acquisition of Calyx & Corolla occurred on July 1, 2002. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the Calyx & Corolla acquisition had occurred on July 1, 2002.

Three Months Ended Twelve Months Ended

June 30, June 30,
	2004	2003	2004	2003
Revenue	$ 17,359,522	$ 16,108,866	$ 56,979,654	$ 56,798,317
Net income attributable to common shareholders	$ 160,860	$ (59,828)	$ 1,599,668	$ 982,836
Basic income per common share	$ 0.03	$ (0.01)	$ 0.32	$ 0.18

Diluted net income attributable to common shareholders	$ 193,416	$ 19,034	$ 1,729,450	$ 1,180,853
Diluted income per diluted share	$ 0.03	$ 0.00	$ 0.28	$ 0.17

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

Note 3. Inventories

Inventories consist of the following at June 30, 2004 and 2003:

	2004	2003
Raw materials	$ 451,179	$ 483,547
Work-in-process	192,670	459,565
Finished goods	3,447,087	3,835,327
	$4,090,936	$4,778,439

Note 4. Property and Equipment

Property and equipment consist of the following at June 30, 2004 and 2003:

	2004	2003
Land and land improvements	$1,244,532	$1,244,532
Building	6,668,134	6,668,134
Equipment	4,876,080	4,636,825
Furniture and fixtures	415,921	409,832
Vehicles	71,858	71,858
Leasehold improvements	596,194	563,076
	$13,872,719	$13,594,257
Less - Accumulated depreciation and amortization	6,693,030	5,914,536
	$ 7,179,689	$ 7,679,721

Depreciation expense for the years ended June 30, 2004, 2003 and 2002 was $783,914, $854,005 and $832,579 respectively.

Note 5. Related Party Transactions

Included in Deposits and other assets at June 30, 2004 is a recourse demand note from Elisabeth Robert, a director and Chief Executive Officer of the Company to finance certain income tax obligations related to her exercise of stock options. The loan balance which was $3,646 and $18,390 as of June 30, 2004 and 2003, respectively is being repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Ms. Robert's employment agreement with the Company dated November 21, 2001. The interest rate on the Note is a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the Note is secured by a stock pledge agreement from Ms. Robert.

Note 6. Accrued Expenses

Accrued expenses at June 30, 2004 and 2003 consist of the following:

	2004	2003
Compensation and other benefits	$1,143,045	$891,709
Other accrued liabilities	$711,847	$525,283
Total Accrued Expenses	$1,854,892	$1,416,992

Note 7. Indebtedness

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company received approximately $5.9 million in cash. Associated transaction costs (comprised entirely of external legal, investment advisory, and other professional fees) of $679,000, have been capitalized and recorded as a component of other assets. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options at the Company's discretion. The transaction was accounted for as a sale with a capital leaseback. The associated transaction costs of $679,000 are being amortized over the twenty-year term of the debt. The net book value of the building and apportioned land and land improvements was $5,393,347 and $5,577,702 as of June 30, 2004 and June 30, 2003, respectively.

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. The Company has valued the warrants using the Black- Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company accreted this discount, with charges to retained earnings over a five-year period ending on the redemption date.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase 495,868 of the outstanding Warrants issued to TSG Equity Partners in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on the exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ended March 31, 2002. The original issue discount of $272,449 applied to the face value of the Series C Preferred Stock was accreted through charges to retained earnings until October 2003.

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("the Issuer Tender Offer"). On October 8, 2002, the Company announced the results of the Issuer Tender Offer. A total of 3,424,604 shares of the Company's common stock were validly tendered and not withdrawn, including 2,899,619 shares deposited with the depositary for the offer, and 524,985 shares deposited directly with the Company for Series C Convertible Preferred Stock tendered on an as converted basis. Upon the Company's offering documents and applicable securities laws, the maximum number of shares that the Company was authorized to purchase without extending the offer was 3,149,266 shares. The total cost to purchase these shares, including transaction costs of $123,000, was $11,146,000. Because the total number of tendered shares exceeded the maximum the Company was authorized to purchase, the Company accepted for payment the maximum number of authorized shares that were tendered. On October 8, 2002, after proration, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 50.7 shares of Series C Preferred Stock into 482,745 shares of the Company's Common Stock.

On September 27, 2002, the Company closed on two loan facilities with Banknorth, N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 200 basis points. The revolving line of credit in the amount of $4,000,000 was to be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest was to be due. On September 17, 2004, Banknorth extended the maturity date for the line of credit until December 31, 2004. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At June 30, 2004 there were no outstanding borrowings on the Banknorth, N.A. revolving line of credit.

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

As of June 30, 2004, 2003 and 2002, the Company had no outstanding letters of credit.

The Company is subject to certain restrictive covenants under the terms of the lease obligation entered into by the Company in connection with the sale-leaseback transaction. As of June 30, 2004, the Company was in compliance with all of its restrictive covenants.

The following is a summary of the Company's long-term debt obligations as of June 30, 2004:

Fiscal Year	Long-Term Debt Obligations
2005	$ 859,865
2006	777,866
2007	686,402
2008	375,169
2009	50,302
Thereafter	--
Sub total	$ 2,749,604
Less amounts representing interest and dividends	(204,604)
Total	$ 2,545,000

Note 8. Issuer Tender Offer

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

Note 9. Significant Vendors

The following table is a summary of the Company's significant vendor purchases as a percent of total purchases of product, raw materials and supplies in each respective business segment during the fiscal years ended June 30, 2004, 2003, and 2002.
		Gift Delivery	Services
FY 2004	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Vendor A	17.3%	--	--	--	--	44.9%
Vendor B	15.4%	--	--	--	--	--
Vendor C	10.7%	--	--	--	--	--
Vendor D	--	--	--	--	--	--
Vendor E	--	--	--	--	--	--
Vendor F	--	--	--	--	--	--
Vendor G	--	--	10.9%	--	--	--
Vendor H	--	--	--	12.1%	--	--
Vendor I	--	--	--	10.6%	--	--
Vendor J	--	--	--	--	13.5%	24.9%

		Gift Delivery	Services
FY 2003	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Vendor A	19.1%	--	--	--	--	25.3%
Vendor B	21.7%	--	--	--	--	--
Vendor C	--	--	--	--	--	--
Vendor D	--	--	--	--	--	--
Vendor E	--	10.5%	--	--	--	--
Vendor F	--	--	--	--	--	--
Vendor G	--	--	--	--	--	--
Vendor H	--	--	--	--	--	--
Vendor I	--	--	--	--	--	--
Vendor J	--	--	--	--	--	--

		Gift Delivery	Services
FY 2002	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Vendor A	20.1%	--	--	--	--	--
Vendor B	22.1%	--	--	--	--	--
Vendor C	--	--	--	--	--	--
Vendor D	12.2%	--	--	--	--	--
Vendor E	--	14.8%	--	--	--	--
Vendor F	--	11.6%	--	--	--	--
Vendor G	--	--	--	--	--	--
Vendor H	--	--	--	--	--	--
Vendor I	--	--	--	--	--	--
Vendor J	--	--	--	--	10.2%	16.3%

The Company purchases products from suppliers, both domestic and offshore. The

Company believes that alternate sources of supply are available at competitive prices, should conditions warrant.

Note 10. Commitments and Contingencies

Leases

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returns the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continue to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. Discovery is ongoing and no trial date has been set. The Company has agreed to enter into mediation with the landlord and a mediation date was previously set for October 14, 2004. This date has subsequently been changed and the Company currently believes a new date will be set to mediate in November 2004. There can be no assurance that this non-binding mediation will lead to a resolution of this matter.

On September 29, 1999 the Company entered into a one-year lease with four one-year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. In April 2001 the Company expanded its Newport operation to occupy an additional 12,000 square feet in an adjacent facility owned by the same landlord. A new three-year lease with two three-year renewal options effective October 1, 2001 combines the two facilities. Annual lease payments for the fiscal year ended June 30, 2004 under the combined Newport lease totaled $121,797. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 30, 2004 there were 64 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten-year lease with three five-year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. Annual lease payments for the fiscal year ended June 30, 2004 totaled $415,024. The lease began on September 1, 2000 and replaced the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont.

On March 19, 2002 the Company entered into a three-year lease with two three-year renewal options for 2,000 square feet of retail space on Route 100 in Waterbury, Vermont. This retail space is part of a small retail complex with 5 other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location. The lease began May 1, 2002 and has an annual amount due under the lease of $24,000 for the first year and increases of two percent annually thereafter. Annual lease payments for the fiscal year ended June 30, 2004 totaled $24,722.

On November 1, 2003, the Company entered into a ten-month lease agreement for 6,000 square feet of office space in Vero Beach, Florida. The Company will continue to rent this property on a month to month basis, after the expiration of this agreement, until it enters into an agreement for smaller, more suitable office space. This office space is used for the Calyx & Corolla segment's merchandising and brand related marketing functions.

On July 29, 2004, the Company entered into a new ten year lease for its Shelburne warehouse and fulfillment center to incorporate a 60,400 square foot addition to the existing facility that is contiguous to the property on which the Company's factory headquarters are located. The addition replaces 25,000 square feet of month-to-month leased space in Williston, Vermont. The new consolidated lease for 120,800 square feet replacing the July 19, 2000 lease is expected to begin on November 2004. The consolidated lease is for ten years with three five-year renewal options.

In addition, the Company leases various equipment under non-cancelable capital lease agreements. Capital leases and non-cancelable operating leases at June 30, 2004 require the following annual minimum lease payments:

	Capital Leases	Operating Leases
2005	$ 703,889	$ 1,298,318
2006	703,889	1,166,819
2007	703,889	880,859
2008	703,889	855,184
2009	703,889	767,569
Thereafter	5,689,768	4,029,737
Total minimum lease payments	$ 9,209,213	$ 8,998,486
Less- Amounts representing interest	$ 4,273,660
Present value of lease payments	$ 4,935,553
Less- Current installments	182,546
Long-term portion	$ 4,753,007

The original cost and net book value of assets under capital lease at June 30, 2004, 2003 and 2002 were $7,036,167 and $5,393,347, $7,036,167 and $5,577,702, and $7,050,917 and $5,782,199 respectively. Rental expense under operating leases for the years ended June 30, 2004, 2003 and 2002 were $1,396,116, $1,185,478, and $1,064,154 respectively.

Litigation

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

Note 11. Income Taxes

The provision for income taxes for the years ended June 30, 2004, 2003 and 2002 were comprised of the following:
	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Current -
Federal	$ 964,485	$ 777,247	$1,121,037
State	267,489	239,927	367,756
	$ 1,231,974	$1,017,174	$1,488,793
Deferred -
Federal	$ 82,417	$ (109,614)	$ (8,966)
State	25,445	(33,843)	(3,483)
	$ 107,862	$ (143,457)	$ (12,449)
Income tax provision	$ 1,339,836	$ 873,717	$1,476,344

The components of the net deferred tax asset as of June 30, 2004 and 2003 are presented below:

Deferred tax assets	June 30, 2004	June 30, 2003
Vacation accrual	$ 114,769	$ 114,844
Inventories	51,007	83,048
Deferred rent	38,294	38,342
Other	174,482	134,114
Accrued Expenses	201,146	165,854
Total deferred tax assets	579,698	536,202

Deferred tax liabilities
Depreciation	(220,262)	(137,344)
Prepaid Expenses	(79,120)	(10,680)
Total deferred tax liabilities	(299,382)	(148,024)
Net deferred tax asset	$ 280,316	$388,178

The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 2004, 2003 and 2002:

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Federal tax rate	34.0%	34.0%	34.0%
Increase (reduction) resulting from:
State taxes - net of Federal benefits	5.9%	6.3%	6.0%
Other	0.8%	0.1%	(3.3%)
Meals and Penalties	0.2%	0.2%	0.1%
Income tax provision	40.9%	40.6%	36.8%

As a result of the exercise of certain employee stock options during the fiscal year ended June 30, 2004, the Company realized a tax benefit of approximately $62,000 in fiscal year 2004. As a result of the exercise of certain employee stock options in connection with the Issuer Tender Offer dated August 21, 2002, the Company realized a tax benefit of approximately $600,000 in fiscal year 2003. These benefits have been reflected as increases to additional paid in capital in the accompanying consolidated financial statements.

Note 12. Preferred Stock

Series A

The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For each of the fiscal years ended June 30, 2004, 2003 and 2002, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

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

Series C

On November 3, 1998, the Company closed on a private placement of $600,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") to an investor group lead by TSG Equity Partners (formerly The Shepherd Group LLC). Accompanying the Series C Preferred Stock were warrants to purchase 495,868 shares of the Company's Common Stock at an exercise price of $1.05 per share, which will expire seven years from the date of issuance. In connection with the issuance of the Series C Preferred Stock, a warrant to purchase 42,500 shares of the Company's Common Stock was issued at an exercise price of $1.05 to the Company's lessor in the sale-leaseback transaction. The Company has valued the warrants using the Black-Scholes valuation model. The aggregate value of $272,449 was applied as a discount to the face value of the Series C Preferred Stock on the Company's balance sheet. The Company accreted this discount, with charges to retained earnings over a five-year period ending on the redemption date.

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2004 $7,863 of dividends were paid in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends were paid in cash.

On January 15, 2002, the Company executed a Warrant Repurchase Agreement with TSG Equity Partners to repurchase 495,868 of the outstanding Warrants issued to TSG Equity Partners in connection with the Series C Preferred Stock for a total purchase price of $768,595, representing a net cash amount of $1.55 for each share issuable on the exercise of the Warrants, or $2.60 per share less the $1.05 exercise price of the Warrants. The transaction closed on January 15, 2002, and the warrants were terminated on that date. The transaction was recorded as an equity transaction in the quarter ended March 31, 2002. The original issue discount of $272,449 applied on issuance of the Warrants to the face value of the Series C Preferred Stock continued to accrete through charges to retained earnings until October 2003.

On October 8, 2002, after proration, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 50.7 shares of Series C Preferred Stock into 482,745 shares of the Company's Common Stock in connection with the Company's Offer to Purchase up to 3 million shares of Common Stock.

On December 1, 2003, Series C Preferred Stockholders exercised the convertible rights associated with the Series C Preferred Stock and converted 9 shares of Series C Preferred Stock into 85,707 shares of the Company's Common Stock.

Series D

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

Note 13. Warrants

At June 30, 2004, there were two warrants outstanding for shares of the Company's Common Stock. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1999 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants at June 30, 2004, 2003 and 2002, inclusive of the effects of anti-dilution provisions:

	June 30, 2004
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	9/27/2009
42,500	1.050	9/27/2009

	June 30, 2003
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	9/27/2009
42,500	1.050	9/27/2009

	June 30, 2002
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	1.310	7/18/2004
42,500	1.050	11/3/2005

Note 14. Stock Options

1993 Incentive Stock Option Plan

On August 16, 1993, the stockholders approved a 1993 incentive stock option plan ("1993 Plan"), which provided for the granting of 200,000 stock options to employees. Options granted may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or non-qualified options.

Under the 1993 Plan, the Option Committee of the Board of Directors was authorized to grant both non-qualified and incentive stock options to full-time employees of the Company only, including officers of the Company. The Committee would determine the provisions and terms of any stock option grant. No option may terminate later than ten years from the date the option is granted. The Committee may provide for termination of the option in the case of termination of employment with the Company or any other reason. No stock option can be transferred except by will or by the laws of descent and distribution. The 1993 Plan terminated on August 16, 2003, however, the 1993 Plan could have been terminated earlier by decision of the Board. The Board may amend the 1993 Plan; however, any amendment that would (1) materially increase the benefits accruing to participants under the 1993 Plan, (2) materially increase the number of securities that may be issued under the 1993 Plan, or (3) materially modify the requirements of eligibility for participation in the 1993 Plan must be approved by the Stockholders of the Company.

Options under the 1993 Plan vest ratably over a five-year period. The stock options expire ten years after the date they are granted. At various intervals, the stockholders of the Company have ratified changes to the 1993 Plan, which have increased the number of shares available under the plan to 2,000,000.
	Number of Shares	Price Range	Weighted Average	Average Remaining Contractual Life
Outstanding June 30, 2001	1,244,714	$1.00 - $4.31	$1.30	5.9 years
Granted	75,000	$3.40	$3.40	-
Exercised	(11,675)	$1.00 - $1.38	$1.01
Cancelled	(1,250)	$1.00 - $3.50	$3.00
Outstanding June 30, 2002	1,306,789	$1.00 - $4.31	$1.43	5.1 years
Granted	169,740	$3.40	$3.40	-
Exercised	(665,354)	$1.00 - $3.50	$3.41
Cancelled	(15,870)	$1.38 - $3.50	$3.39
Outstanding June 30, 2003	795,305	$1.00 - $4.31	$2.17	6.4 years
Granted	--	--	--
Exercised	(36,275)	$1.00 - $4.31	$1.24
Cancelled	(500)	$3.50	$3.50
Outstanding June 30, 2004	758,530	$1.00 - $4.00	$2.22	5.5 years

The following table summarizes information for options outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Prices	Number of Shares	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number of Shares	Wtd. Avg. exercise price
$1.00 - $1.25	357,160	4.0	$1.05	357,160	$1.05
$1.66 - $3.40	318,370	7.3	$3.18	137,249	$3.10
$3.50 - $4.00	83,000	5.1	$3.51	82,500	$3.51
$1.00 - $4.00	758,530	5.5	$2.22	576,909	$1.89

As of June 30, 2004, options to purchase 576,909 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.89. As of June 30, 2003, options to purchase 526,310 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.64. As of June 30, 2002, options to purchase 1,154,039 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.22, and options to purchase 169,740 shares of the Company's Common Stock were available for grant under the 1993 Plan.

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

	Number of	Weighted Avg.
	Shares	Price
Outstanding June 30, 2001	128,000	$2.78
Granted	32,500	$3.19
Exercised	--	--
Cancelled	--	--
Outstanding June 30, 2002	160,500	$3.07
Granted	38,500	$3.55
Exercised	(19,500)	$2.09
Cancelled	-	--
Outstanding June 30, 2003	179,500	$3.28
Granted	35,000	$4.47
Exercised	(20,933)	$3.42
Cancelled	--	--
Outstanding June 30, 2004	193,567	$3.48

As of June 30, 2004, options to purchase 193,567 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.48, and options to purchase 166,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2003, options to purchase 179,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.28, and options to purchase 201,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2002, options to purchase 160,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.07, and options to purchase 239,500 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

The weighted average fair value of under the 1993 Plan and the NEDSO plan granted during fiscal years 2004, 2003 and 2002 were $2.47, $2.56 and $2.46, respectively.

Pro Forma Disclosure - See "Stock-Based Compensation" in Note 1 of the Notes to Consolidated Financial Statements for the pro forma disclosures of net income and earnings per share required under SFAS No. 123.

Note 15. Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by the Chief Executive Officer in assessing performance and resource allocation. The Company has determined that its reportable segments consist of the Gift Delivery Services, Retail Operations, and Corporate/Wholesale (including licensing). The Gift Delivery Services is comprised of the BearGram, PajamaGram, Calyx & Corolla floral, and TastyGram delivery services.

The BearGram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, get well, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. BearGram orders are placed through the toll free number, on-line at vermontteddybear.com, or through the catalog.

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
		Gift Delivery	Services
FY 2004	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$28,652,928	$ 7,385,273	$ 15,718,595	$ 365,381	$ 3,032,997	$ 672,359
Cost of Goods Sold	11,337,936	3,087,747	8,254,966	255,788	1,078,539	311,071
Gross Margin	$ 17,314,992	$ 4,297,526	$ 7,463,629	$ 109,593	$ 1,954,458	$ 361,288
Gross Margin %	60.4%	58.2%	47.5%	30.0%	64.4%	53.7%

		Gift Delivery	Services
FY 2003	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 30,733,884	$ 5,269,749	--	$ 448,183	$ 3,469,596	$ 353,989
Cost of Goods Sold	11,330,382	2,416,748	--	361,906	1,151,079	185,387
Gross Margin	$ 19,403,502	$ 2,853,001	--	$ 86,277	$ 2,318,517	$ 168,602
Gross Margin %	63.1%	54.1%	--	19.3%	66.8%	47.6%

		Gift Delivery	Services
FY 2002	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 34,407,156	$ 295,494	--	$ 360,771	$ 3,290,930	$ 639,240
Cost of Goods Sold	12,425,385	148,492	--	225,385	1,173,342	327,872
Gross Margin	$ 21,981,771	$ 147,002	--	$ 135,386	$ 2,117,588	$ 311,368
Gross Margin %	63.9%	49.7%	--	37.5%	64.3%	48.7%

(*) SendAMERICA, Inc. began doing business as the TastyGram delivery service in October 2002.

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.