Form 10-K/A
period 2004-06-30
VERMONT TEDDY BEAR CO INC
filed 2004-09-29
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______________

Form 10-K/A

Amendment No. 1

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

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K/A:

Form 10 K filed with the Securities and Exchange Commission on September 28, 2004 (file number 033-84586).

Proxy Statement for 2004 Annual Meeting of the issuer's stockholders: Part III, Items 10, 11, 12 , 13 and 14.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 of The Vermont Teddy Bear Co., Inc. ("the Company") is being filed to amend the title of Exhibit 23.1. The title of Exhibit 23.1 as filed with the Company's Annual Report on Form 10-K was "Independent Auditors' Consent". The title of the amended Exhibit 23.1 filed with this Form 10-K/A is "Consent of Independent Registered Public Accounting Firm."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  Documents to be included in this report
    Financial Statement Schedules filed with the Securities and Exchange Commission in Part IV, Item 15 of Form 10-K dated September 28, 2004 are incorporated herein by reference.
    Exhibits filed with the Securities and Exchange Commission in Part IV, Item 15 of Form 10-K dated September 28, 2004 are incorporated herein by reference.

(3) Reports filed on Form 8-K listed in Part IV, Item 15 of Form 10-K dated September 28, 2004 are incorporated herein by reference.

(b) Exhibits

23.1 Consent of Deloitte & Touche, LLP dated September 28, 2004 (filed herein)

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

THE VERMONT TEDDY BEAR CO., INC.

Dated: September 29, 2004 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: September 29, 2004 By: /s/ Jason Bacon ,

Jason Bacon, Director

Dated: September 29, 2004 By: /s/ Maxine Brandenburg ,

Maxine Brandenburg, Director

Dated: September 29, 2004 By: /s/ Nancy Rowden Brock ,

Nancy Rowden Brock, Director

Dated: September 29, 2004 By: /s/ Frederick M. Fritz ,

Frederick M. Fritz, Director

Dated: September 29, 2004 By: /s/ Fred Marks ,

Fred Marks, Director and Chairman of the board

Dated: September 29, 2004 By: /s/ Spencer C. Putnam ,

Spencer C. Putnam, Director

Dated: September 29, 2004 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, Director,

President, Treasurer,

Chief Executive Officer and Chief

Financial Officer

Dated: September 29, 2004 By: /s/ Thomas R. Shepherd ,

Thomas R. Shepherd, Director

Dated: September 29, 2004 By: /s/ Andrew Williams ,

Andrew Williams, Director