Form 10-Q
period 2004-09-30
VERMONT TEDDY BEAR CO INC
filed 2004-11-15
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 .

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

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2004, there were 5,013,649 shares of the registrant's common stock (par value $.05 per share) outstanding.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARIES

Consolidated Balance Sheets
	September 30, 2004	June 30, 2004
	(Unaudited)
Cash and cash equivalents	$ 1,308,109	$ 6,586,571
Accounts receivable, trade (net of allowance for doubtful accounts of $13,000 as of September 30, 2004 and June 30, 2004)	47,886	181,658
Inventories	5,359,775	4,090,936
Prepaid expenses and other current assets	2,615,799	1,471,355
Deferred income taxes	500,578	500,578
Total Current Assets	9,832,147	12,831,098

Restricted cash	471,666	470,835
Property and equipment, net	6,978,530	7,179,689
Goodwill	4,163,260	4,163,260
Indefinite lived intangibles	1,220,000	1,220,000
Deposits and other assets	1,612,637	1,223,967
Other Intangibles, net	198,056	223,889
Total Assets	$ 24,476,296	$ 27,312,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	1,948,278	3,805,939
Accrued expenses	1,867,513	1,854,892
Deferred revenue	709,413	1,272,766
Current portion of long term debt	681,325	763,600
Current portion of capital lease obligations	187,492	182,546
Total Current Liabilities	5,394,021	7,879,743

Long term debt, net of current portion	1,617,925	1,781,400
Capital lease obligations, net of current portion	4,704,238	4,753,007
Deferred income taxes	220,262	220,262

Commitments and Contingencies

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3, $93,042 liquidation value as of September 30, 2004 and June 30, 2004, respectively	93,042	93,042

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,274 liquidation value at September 30, 2004 June 30, 2004, respectively Stockholders' Equity:	2,510,274	2,510,274
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding; 90 shares at September 30, 2004 and June 30, 2004, respectively	1,494,000	1,476,000
Authorized 375,000 shares Series B; issued 204,912; 0 shares outstanding at September 30, 2004 and June 30, 2004 respectively	--	--
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,180,635 and 8,176,435 shares; outstanding 5,008,349 and 5,004,149 shares as of September 30, 2004 and June 30, 2004, respectively	409,032	408,822
Additional paid-in capital	13,796,480	13,780,275
Retained Earnings	5,500,650	5,673,541
Treasury stock at cost: 3,172,286 shares at September 30, 2004 and June 30, 2004, respectively	(11,263,628)	(11,263,628)
Total Stockholders' Equity	$ 9,936,534	$ 10,075,010
Total Liabilities and Stockholders' Equity	$ 24,476,296	$ 27,312,738

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)
	2004	2003
Net revenues	$ 6,137,544	$ 4,979,652
Cost of goods sold	3,176,054	2,217,527
Gross Profit	2,961,490	2,762,125

Operating expenses:
Marketing & selling expenses	1,798,838	1,780,864
General and administrative expenses	1,217,799	1,072,930
	3,016,637	2,853,794
Operating Loss	(55,147)	(91,669)
Interest income	7,578	12,025
Interest expense	(160,739)	(153,236)
Other income	1,917	488
Loss before income taxes	(206,391)	(232,392)
Income tax benefit	84,414	94,531
Net Loss	(121,977)	(137,861)
Series A preferred stock dividends	(18,000)	(18,000)
Series C preferred stock dividends	(1,407)	(2,769)
Series D preferred stock dividends	(31,506)	(10,274)
Accretion of original issue discount	--	(13,623)
Net Loss available to common stockholders	($ 172,890)	($ 182,527)

Basic net loss per common share	($0.03)	($0.04)

Diluted net loss per common share	($0.03)	($0.04)

Weighted average number of common shares outstanding	5,006,000	4,864,555

Weighted average number of diluted common shares outstanding	5,006,000	4,864,555

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net Loss	($ 121,977)	($ 137,861)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	216,091	209,161
Unrecognized gain on disposal of fixed assets	(119,689)	--
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	133,772	151,804
Inventories	(1,268,839)	(791,442)
Prepaid and other current assets	(1,144,444)	125,071
Deposits and other assets	(397,151)	112,501
Accounts payable	(1,857,661)	(1,961,814)
Accrued expenses	12,621	(212,936)
Deferred revenue	(563,353)	(118,377)
Net cash from operating activities	(5,110,630)	(2,623,893)
Cash flows from investing activities:
Purchases of property and equipment	(116,811)	(36,230)
Proceeds from sale of property and equipment	255,882	--
Cash paid for business acquired	--	(1,373,206)
Increase in restricted cash	(831)	(3,000)
Net cash from investing activities	138,240	(1,412,436)
Cash flows from financing activities:
Borrowings of long-term debt	--	1,000,000
Repayments of long-term debt	(245,750)	(195,750)
Principal payments on capital lease obligations	(43,823)	(43,975)
Issuance of common stock, exercise of stock options	16,415	7,750
Payment of preferred stock dividends	(32,914)	(2,769)
Net cash from financing activities	(306,072)	765,256

Net decrease in cash and cash equivalents	(5,278,462)	(3,271,073)

Cash and cash equivalents, beginning of period	6,586,571	5,168,177

Cash and cash equivalents, end of period	$1,308,109	$ 1,897,104

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	159,881	149,559
Cash paid for income taxes	31,294	--

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Series A Preferred Stock dividends	18,000	18,000
Issuance of Series D Preferred Stock for business acquired	--	2,500,000
Accretion of original issue discount	--	13,623

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

The interim financial statements of The Vermont Teddy Bear Co., Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current-year financial statement presentation. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2004, included in the Company's filing with the SEC on Form 10-K. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results expected for the respective full years.

(2) Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and its wholly owned subsidiaries, SendAMERICA, Inc. and Calyx & Corolla, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

(3) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include inventory valuation, returns and allowances, the income tax provision, impairment of goodwill and other intangible assets and, as discussed in Note 9, the accrual for an estimated loss under a lease obligation as of September 30, 2004. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

(4) Earnings Per Share

The following tables reconcile the net loss and the weighted average common shares outstanding to the diluted net loss and shares used in the computation of basic and diluted earnings per share:

Three Months Ended

	09/30/04	09/30/03
Net loss available to common stockholders used in basic EPS calculation	($172,890)	($182,527)
Add: Dividends on Series C Preferred Stock	--	--
Accretion of original issue discount Attributable to Series C Preferred Stock	--	--
Dividends on Series D Preferred Stock	--	--
Net loss available to common stockholders used in diluted EPS calculation	($172,890)	($182,527)

Three Months Ended

	09/30/04	09/30/03
Weighted average number of shares used in basic EPS calculation	5,006,000	4,864,555

Add: Common shares issuable upon exercise of:
Stock options	--	--
Warrants	--	--
Convertible preferred stock	--	--
Total Common shares issuable	5,006,000	4,864,555

Less: Shares assumed to be repurchased under Treasury stock method	--	--
Weighted average number of shares used in diluted EPS calculation	5,006,000	4,864,555

Diluted weighted average shares outstanding for the three months ended September 30, 2004 and 2003 exclude 2,024,517 and 2,002,167 potential common shares respectively because to include such shares would have been anti-dilutive to the Company's net loss for the quarters ended September 30, 2004 and September 30, 2003.

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

Pro-forma disclosure - Had the Company recognized compensation costs for its stock option plans based on fair market value for awards under those plans, in accordance with Statements of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation," as amended by Statements of Financial Accounting Standards ("SFAS") No. 148, pro forma net income and pro forma net income per share would have been as follows:

Three Months Ended

09/30/04		09/30/03
Net loss available to common stockholders	($172,890)	($182,527)
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net
of related tax effects	($37,090)	($23,470)
Pro forma Net loss available to common stockholders	($209,980)	($205,997)

Basic EPS - as reported	($0.03)	($0.04)
Basic EPS - pro forma	($0.04)	($0.04)
Diluted EPS - as reported	($0.03)	($0.04)
Diluted EPS - pro forma	($0.04)	($0.04)

The fair values used to compute pro forma net income and net income per share were estimated at their fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	4.14%	3.96%
Expected dividend yield	0%	0%
Expected volatility	58.0%	41.9%
Expected lives	10 years	10 years

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

(7) Indebtedness

The following is a summary of the Company's long-term debt obligations as of September 30, 2004:

Fiscal Year	Long-Term Debt Obligations
2005	$ 586,577
2006	777,866
2007	686,402
2008	375,169
2009	50,302
Thereafter	--
Sub total	$ 2,476,316
Less amounts representing interest and dividends	(177,066)
Total	$ 2,299,250

(8) Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by the Chief Executive Officer in assessing performance and resource allocation. The Company has determined that its reportable segments consist of Gift Delivery Services, Retail Operations, and Corporate/Wholesale (including licensing). The Gift Delivery Services segment is comprised of the BearGram, PajamaGram, Calyx & Corolla floral, and TastyGram delivery services.

The BearGram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, get well, and new births, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. BearGram orders are placed through the toll free number, on-line at vermontteddybear.com , or through the catalog.

The PajamaGram delivery service involves sending pajamas and related loungewear and spa products to recipients as gifts for similar special occasions and holidays. PajamaGram orders are placed via a toll free number or online at pajamagram.com.

The Calyx & Corolla, Inc. segment was acquired on August 29, 2003 for the purpose of extending the Company's product offerings in the gift delivery service industry to include floral delivery service. The Calyx & Corolla delivery service involves sending premium flowers and plants with unique up-scale arrangements and containers to recipients, direct from the growers, as gifts for special occasions and holidays. Calyx & Corolla orders are placed through a catalog, via a toll free number or online at calyxandcorolla.com.

The TastyGram delivery service business operates through SendAMERICA, Inc., a wholly owned subsidiary of the Company, to extend the Company's product offerings in the gift delivery service industry to include food related gift products delivered to recipients for special occasions and holidays. TastyGram orders are placed via a toll free number or online at tastygram.com.

The Retail Operation segment involves a retail location and family tours of its teddy bear factory in Shelburne, located ten miles south of Burlington, Vermont. The Company also has a retail store located on Route 100 in Waterbury, Vermont. In an effort to make a visit to the stores more entertaining and draw additional traffic, the Company has implemented Make-A-Friend-For-Life bear assembly areas at both stores, where visitors can participate in the creation of their own teddy bear.

The Corporate/Wholesale segment develops opportunities in the corporate affinity market and certain wholesale markets.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon gross margin and gross margin percentage.
		"Gift Delivery	Services"
Three Months Ended 09/30/04	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 2,307,691	$ 298,408	$ 2,176,174	$ 37,316	$ 1,253,960	$ 63,995
Cost of Goods Sold	1,167,538	176,134	1,329,905	25,931	438,287	38,259
Gross Margin	$ 1,140,153	$ 122,274	$ 846,269	$ 11,385	$ 815,673	$ 25,736
Gross Margin %	49.4%	41.0%	38.9%	30.5%	65.0%	40.2%

		"Gift Delivery	Services"
Three Months Ended 09/30/03	Bear-Gram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 2,568,070	$ 266,839	$ 643,340	$ 26,333	$ 1,352,785	$ 122,285
Cost of Goods Sold	1,164,199	118,516	$ 374,591	20,514	467,507	72,200
Gross Margin	$ 1,403,871	$ 148,323	$ 268,749	$ 5,819	$ 885,278	$ 50,085
Gross Margin %	54.7%	55.6%	41.8%	22.1%	65.4%	41.0%

The Company believes that there is no discernable basis to identify assets by segment. Revenues from any single customer, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

(9) Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated.

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returns the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continue to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. Discovery is ongoing and no trial date has been set. The Company has agreed to enter into mediation with the landlord and a mediation date was previously set for October 14, 2004. This date has subsequently been changed to December 2, 2004. There can be no assurance that this non-binding mediation will lead to a resolution of this matter.

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

Executive Overview

The Company's sales are seasonal in nature and, therefore, the results for interim periods are not necessarily indicative of the results expected for the respective full years. It is more instructive to compare the Company's performance in each interim period to the performance in the same interim period of prior years, in the context of comparable seasonal forces. In the period described in this report, net revenues increased substantially in the Company's Gift delivery segment over the same period in the prior year primarily due to revenues from the Calyx & Corolla floral delivery service and increased revenues in the PajamaGram, and TastyGram segments. The Company realized revenues from Calyx for the entire quarter in fiscal 2005, whereas, during the same quarter of fiscal 2004, the Company only realized revenues from Calyx in the last month of the quarter, following the August 29, 2004 acquisition of the Calyx business. The Bear-Gram, Retail Store and Corporate segments had decreased net revenues over the prior year during the same three-month period described in this report. Decreased revenue in the BearGram segment, the Company's largest segment, is primarily attributed to reduced radio advertising in the period. While BearGram revenues declined approximately $260,000, the Company reduced BearGram marketing and selling expenses by approximately $321,000. The Company's net margins increased in this period, due to increased margin dollars in the Calyx & Corolla and TastyGram segments, which offset decreased margins in the Bear-Gram, Retail, PajamaGram and Corporate segments. The Company continues to incur higher unit costs in manufacturing for the BearGram segment attributed to reduced throughput as the Company adjusts to lower volume in this segment and transitions its teddy bear manufacturing operations to modular manufacturing. The Company began the transition to modular manufacturing in February 2004 primarily in response to escalating worker's compensation costs related to repetitive motion injuries. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory which is already being recognized in the Company's inventory balances and improved quality as problems are caught and addressed immediately when each bear is completed within the shortened cycle. When the transition is complete later this year, the Company expects to achieve higher levels of efficiency with lower direct labor costs and improved employee satisfaction as employees no longer focus on a single operation and can work in a team environment. Excess overhead that currently impacts negatively on the Company's cost of goods in the BearGram segment will be addressed as the Company reallocates manufacturing space to other operations and as throughput increases later in the year. While lower as a percent of net revenues, net marketing and selling expenses increased during the period described in this report. Increases in marketing and selling expenses for the Calyx & Corolla, Retail Store, PajamaGram segments and call center costs were partially offset by decreases in marketing and selling expenses for the BearGram, TastyGram and Corporate segments during the period. The Company realized marketing and selling expenses in the Calyx segment for the entire first quarter of fiscal 2005 versus only one month in fiscal 2004 following the acquisition of this segment on August 29, 2004.

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

Goodwill and Indefinite Lived Intangibles

The Company acquired Calyx & Corolla, Inc. on August 29, 2003. This acquisition resulted in $5,383,000 of goodwill and other indefinite lived intangible assets. The Company will test goodwill and other indefinite lived intangible assets for impairment at least annually. The Company expects to complete its impairment testing as of June 30, 2005. Management's estimates of market values, projections of future cash flows and other factors are significant factors in testing goodwill and indefinite lived intangible assets for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge. These adjustments can have a significant impact on future operating results and financial position.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2004 and 2003.

Net revenues for the three month period ended September 30, 2004 totaled $6,138,000, an increase of $1,158,000 from net revenues of $4,980,000 for the three month period ended September 30, 2003. By business segment, increases in PajamaGram revenues of $31,000, increases of $11,000 in the TastyGram segment, and increased revenues of $1,533,000 generated from the Calyx & Corolla floral delivery segment, which was acquired on August 29, 2003, were partially offset by $260,000 in decreased revenues attributable to the BearGram gift delivery service, $99,000 in decreased revenues attributable to the Retail Store segment, and $58,000 in decreased revenues to the Corporate segment. Calyx & Corolla segment revenues increased as the Company realized revenues during the entire three month period ending September 30, 2004. During the three month period ended September 30, 2003, the Company realized revenues in the one month subsequent to the August 29, 2003 acquisition date. PajamaGram segment revenues increased as the Company promoted a summer sale during the three months ended September 30, 2004 to accommodate the new merchandise assortment for the upcoming holiday selling seasons. BearGram segment revenues decreased as the Company curtailed radio advertising in this segment in the three month period ended September 30, 2004. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store.

Gross margin increased $199,000 to $2,961,000 for the three month period ended September 30, 2004, from $2,762,000 for the fiscal year ended June 30, 2003. The gross margin in the Calyx & Corolla segment increased $577,000 as the Company realized gross margins during the entire three month period ended September 30, 2004. During the three month period ended September 30, 2003, the Company realized gross margins in the one month subsequent to the August 29, 2003 acquisition date. Gross margin dollars in the TastyGram segment increased $6,000. These increases were offset by gross margin dollar decreases in the BearGram segment of $264,000, in the Retail Store segment of $70,000, in the PajamaGram segment of $26,000, and in the Corporate/Wholesale segment of $24,000. The gross margin dollar decreases in the Retail Store and Corporate/Wholesale segments were primarily the result of lower net revenues in each of these segments. Gross margin as a percentage of net revenue decreased to 48.3 percent from 55.5 percent in the period. Increased bear unit manufacturing costs and increased delivery costs resulted in a 5.3 percentage point decrease in BearGram gross margin as a percentage of net revenues in the BearGram segment. The Company continues to incur higher unit costs in manufacturing for the BearGram segment attributed to reduced throughput as the Company adjusts to lower volume in this segment and transitions its teddy bear manufacturing operations to modular manufacturing. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory which is already recognized in the Company's inventory balances and improved quality as problems are caught and addressed immediately when each bear is completed within the shortened cycle. Excess overhead that currently impacts negatively on the Company's cost of goods in the BearGram segment will be addressed as the Company reallocates manufacturing space to other operations and as throughput increases later in the year. The decrease of 14.6 percentage points in the PajamaGram segment resulted from lower unit gross margins on the summer sale promotion revenues and increased delivery costs in the period. The decrease of 2.9 percentage points in the Calyx & Corolla segment resulted from increased delivery costs. Package delivery costs have increased in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. The Calyx & Corolla gross margin is less as a percentage of net revenues than the Company's overall gross margin percentage, contributing to the Company's decrease in consolidated gross margin as a percentage of net revenues. The gross margin increase of 8.4 percentage points in the TastyGram gift delivery service segment is attributed to higher unit gross margins and improved product mix in this segment. The Retail Store segment experienced a decrease of 0.4 gross margin percentage points and the Corporate/Wholesale segment decreased 0.7 gross margin percentage points.

Corresponding to an increase of net revenues of approximately $1,158,000 in the first quarter, marketing and selling expenses increased $18,000 to $1,799,000 for the three month period ended September 30, 2004, from $1,781,000 for the three month period ended September 30, 2003. Marketing and selling costs associated with the Calyx & Corolla segment increased $265,000, as the Company realized expenses primarily related to catalog cost amortization for the entire three-month period in fiscal 2005 as opposed to only one month in fiscal 2004 following the August 29, 2003 acquisition. These increases, along with increased call center and customer service costs of $42,000 associated with Calyx order processing for the entire three month period, increased Retail Store costs of $34,000, and increased PajamaGram segment marketing and selling costs of $11,000 were largely offset by decreased BearGram advertising costs of $321,000, which include radio, television, catalog, Internet and print costs as the Company scaled back its radio advertising, decreased TastyGram marketing and merchandising costs of $12,000, and decreased Corporate/Wholesale marketing and selling costs of $1,000 during the fiscal year ended June 30, 2004. The Company is continuing to reallocate its advertising expenditures between business segments depending on segment response rates and performance at different times of the year. As the Company reallocated advertising dollars between Calyx and the BearGram segment, marketing and selling expenses as a percent of net revenues, decreased to 29.3 percent for three-month period ended September 30, 2004 from 35.8 percent for the three-month period ended September 30, 2003.

General and Administrative expenses increased to $1,218,000 for the three month period ended September 30, 2004, compared to $1,073,000 for the three month period ended September 30, 2003. The $145,000 increase is primarily attributed to increased legal expenses, employee benefit costs, buildings and maintenance costs and telephone costs. The Company incurred additional legal expenses of $33,000 in the first quarter of fiscal 2005 largely due to the renewed legal activity in preparing for settlement discussions and a possible trial in the New York lease dispute (see note 9). Employee benefit costs increased year over year in the first quarter by $11,000. Buildings and maintenance and telephone costs were higher by $28,000 and $38,000, respectively in the three month period ended September 30, 2004 as compared to the same period last year, as the result of unanticipated labor reductions and credits obtained in the prior year period. As a percentage of net revenues, general and administrative expenses decreased to 19.8 percent for the three-month period ended September 30, 2004, from 21.5 percent for the three month period ended September 30, 2003.

Interest expense increased to $161,000 for the three month period ended September 30, 2004 due to increased long term debt obligations associated with the acquisition of Calyx & Corolla during the fiscal year ended June 30, 2004, compared to $153,000 for the three month period ended September 30, 2003. Interest income decreased to $8,000 as a result of lower average cash balances in the three month period ended September 30, 2004, compared to $12,000 for the three month period ended September 30, 2003.

The Company has recorded a tax benefit of $84,000 for the three month period ended September 30, 2004, an effective income tax rate of 40.9 percent. The Company recorded a tax benefit of $95,000 for the three month period ended September 30, 2003, an effective income tax rate of 40.7 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $1,400, the Series D Preferred Stock dividends of $31,500, the net loss available to Common Stockholders for the three month period ended September 30, 2004 was $173,000, compared to a net loss available to Common Stockholders of $183,000 for the three month period ended September 30, 2003.

Liquidity and Capital Resources

The following is a summary of the Company's contractual commitments and other obligations as of September 30, 2004. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Payments due by fiscal period

Contractual Obligations	Total	Amounts representing interest	Sub total	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,299,250	($177,066)	$2,476,316	$2,050,845	$425,471	--
Capital Lease Obligations	$4,891,730	($4,141,511)	$9,033,241	$1,935,695	$1,407,777	$5,689,769
Operating Lease Obligations	$8,766,068	--	$8,766,068	$3,113,578	$1,622,753	$4,029,737
Series C & D Redeemable Preferred Stock Obligations	$2,835,686	--	$2,835,686	$2,170,982	$664,704	--
Other Long-Term Liabilities	$459,594	--	$459,594	$449,177	$10,417	--
Total	$19,252,328	($4,318,577)	$23,570,905	$9,720,277	$4,131,122	$9,719,506

As of September 30, 2004, the Company's cash position decreased to $1,780,000, from $7,057,000 at June 30, 2004. Of the $1,780,000, $472,000 is classified as restricted cash in accordance with the terms of the Company's sale leaseback transaction. There was $471,000 of restricted cash at June 30, 2004. The decrease in cash was the result of a decrease in accounts payable, the seasonal increase in inventories, and a decrease in deferred revenue.

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

The Company believes that its existing cash and cash equivalent balances, together with funds generated from operations and available borrowings under its line of credit commitment from Banknorth, N.A., will be sufficient to finance the Company's operations for at least the next twelve months.

Commitments & Contingencies

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returns the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continue to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. Discovery is ongoing and no trial date has been set. The Company has agreed to enter into mediation with the landlord and a mediation date was previously set for October 14, 2004. This date has subsequently been changed to December 2, 2004. There can be no assurance that this non-binding mediation will lead to a resolution of this matter.

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

On July 29, 2004, the Company entered into a new ten year lease for its Shelburne warehouse and fulfillment center to incorporate a 60,400 square foot addition to the existing facility that is contiguous to the property on which the Company's factory headquarters are located. The addition replaces 25,000 square feet of month-to-month leased space in Williston, Vermont. The new consolidated lease for 120,800 square feet replacing the July 19, 2000 lease began in October 2004. The consolidated lease is for ten years with three five-year renewal options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) Quantitative Information About Market Risk

Under its current policies, the Company does not use interest rate sensitive instruments to manage exposure to interest rate changes. A ten percent fluctuation in interest rates would not have a material impact on the Company's ability to meet its financial obligations.

(b) Qualitative Information About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosures and procedures are effective to provide reasonable assurance regarding the reliability of financial reporting

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. A description of the background and current status of this action appears in Part I, Note 9 of this report under the heading Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Stockholders

There were no matters submitted to a vote of stockholders for the quarter ended September 30, 2004.

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

99 Lease signed July 29, 2004 for distribution center

(b) Reports on Form 8-K

As reported on October 27, 2004

The Company filed a Form 8-K to supplement the Company's Schedule 14A Definitive Proxy Statement filed on October 14, 2004, with information regarding independent directors as required by NASDAQ Marketplace Rule 4350. The Company's Schedule 14A Definitive Proxy Statement, as filed, was accurate, complete and current, and complied with the requirements of the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: November 15, 2004 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer