Form 10-Q
period 2004-12-31
VERMONT TEDDY BEAR CO INC
filed 2005-02-14
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004 .

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

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2005, there were 5,033,615 shares of the registrant's common stock (par value $.05 per share) outstanding.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

December 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31, 2004	June 30, 2004
	(Unaudited)
Cash and cash equivalents	$ 4,939,150	$ 6,586,571
Accounts receivable, trade (net of allowance for doubtful accounts of $15,000 and $13,000 as of December 31, 2004 and June 30, 2004 respectively)	58,413	181,658
Inventories	6,897,613	4,090,936
Prepaid expenses and other current assets	2,149,111	1,471,355
Deferred income taxes	500,578	500,578
Total Current Assets	14,544,865	12,831,098

Restricted cash	472,499	470,835
Property and equipment, net	7,152,964	7,179,689
Goodwill	4,163,260	4,163,260
Indefinite lived intangibles	1,220,000	1,220,000
Deposits and other assets	1,052,858	1,223,967
Other intangibles, net	172,222	223,889
Total Assets	$ 28,778,668	$ 27,312,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$ 5,263,535	$ 3,805,939
Accrued expenses	2,684,782	1,854,892
Deferred revenue	829,436	1,272,766
Current portion of long-term debt	657,900	763,600
Current portion of capital lease obligations	192,572	182,546
Total Current Liabilities	9,628,225	7,879,743

Long-term debt, net of current portion	1,450,450	1,781,400
Capital lease obligations, net of current portion	4,654,148	4,753,007
Deferred income taxes	220,262	220,262

Commitments and Contingencies

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3, $93,042 liquidation value as of December 31, 2004 and June 30, 2004, respectively	93,042	93,042

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,616 and $2,510,274 liquidation value at December 31, 2004 June 30, 2004, respectively Stockholders' Equity:	2,510,616	2,510,274
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding; 90 shares at December 31, 2004 and June 30, 2004	1,512,000	1,476,000
Authorized 375,000 shares Series B; issued 204,912; 0 shares outstanding at December 31, 2004 and June 30, 2004 respectively	--	--
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,185,935 and 8,176,435 shares; outstanding 5,013,649 and 5,004,149 shares as of December 31, 2004 and June 30, 2004, respectively	409,297	408,822
Additional paid-in capital	13,812,865	13,780,275
Retained earnings	5,751,391	5,673,541
Treasury stock at cost: 3,172,286 shares at December 31, 2004 and June 30, 2004	(11,263,628)	(11,263,628)
Total Stockholders' Equity	10,221,925	10,075,010
Total Liabilities and Stockholders' Equity	$ 28,778,668	$ 27,312,738

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2004 and 2003

(Unaudited)

Three Months Ended Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net revenues	$ 16,128,443	$ 13,410,319	$ 22,265,987	$ 18,389,971
Cost of goods sold	7,038,054	5,746,506	10,214,108	7,964,033
Gross Profit	9,090,389	7,663,813	12,051,879	10,425,938

Operating expenses:
Marketing and selling expenses	6,709,909	5,218,754	8,508,747	6,999,618
General and administrative expenses	1,709,478	1,484,051	2,927,277	2,556,981
	8,419,387	6,702,805	11,436,024	9,556,599
Operating Income	671,002	961,008	615,855	869,339
Interest income	3,126	5,735	10,704	17,760
Interest expense	(167,775)	(184,069)	(328,514)	(337,305)
Other income	4,060	1,754	5,977	2,242
Income before income taxes	510,413	784,428	304,022	552,036
Income tax provision	(208,759)	(356,204)	(124,345)	(261,673)
Net Income	301,654	428,224	179,677	290,363
Series A preferred stock dividends	(18,000)	(18,000)	(36,000)	(36,000)
Series C preferred stock dividends	(1,407)	(2,310)	(2,814)	(5,079)
Series D preferred stock dividends	(31,506)	(31,506)	(63,012)	(41,780)
Accretion of original issue discount	--	(4,530)	--	(18,153)
Net Income available to common stockholders	$ 250,741	$ 371,878	$ 77,851	$ 189,351

Basic net income per common share	$0.05	$0.08	$0.02	$0.04

Diluted net income per common share	$0.04	$0.07	$0.01	$0.04

Weighted average number of common shares outstanding	5,012,242	4,902,902	5,009,121	4,883,728

Weighted average number of diluted common shares outstanding	6,312,550	6,243,958	5,523,777	5,330,463

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net Income	$ 179,677	$ 290,363
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	440,236	420,650
Deferred income taxes	--	36,829
Unrecognized gain on disposal of fixed assets	(119,689)	--
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	123,245	35,292
Inventories	(2,806,677)	(1,150,681)
Prepaid and other current assets	(677,756)	398,302
Deposits and other assets	154,146	62,433
Accounts payable	1,457,596	179,653
Accrued expenses	829,892	(84,596)
Deferred revenue	(443,330)	(174,677)
Net cash from operating activities	(862,660)	13,568
Cash flows from investing activities:
Purchases of property and equipment	(481,076)	(78,415)
Proceeds from sale of property and equipment	255,882	--
Cash paid for business acquired	--	(1,373,206)
Increase in restricted cash	(1,664)	(6,013)
Net cash from investing activities	(226,858)	(1,457,634)
Cash flows from financing activities:
Borrowings of short-term debt	1,850,000	500,000
Borrowings of long-term debt	--	1,000,000
Repayments of short-term debt	(1,850,000)	(500,000)
Repayments of long-term debt	(436,650)	(441,500)
Principal payments on capital lease obligations	(88,833)	(81,359)
Issuance of common stock, exercise of stock options	33,065	23,442
Payment of preferred stock dividends	(65,485)	(36,243)
Net cash from financing activities	(557,903)	464,340

Net decrease in cash and cash equivalents	(1,647,421)	(979,726)

Cash and cash equivalents, beginning of period	6,586,571	5,168,177

Cash and cash equivalents, end of period	$ 4,939,150	$ 4,188,451

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	326,294	333,003
Cash paid for income taxes	51,294	20,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of Series C Preferred Stock to Common Stock	--	90,000
Series A Preferred Stock dividends	36,000	36,000
Issuance of Series D Preferred Stock for business acquired	--	2,500,000
Accretion of original issue discount	--	18,153

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

(3) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include inventory valuation, returns and allowances, the income tax provision, impairment of goodwill and other intangible assets and, as discussed in Note 9, the accrual for an estimated loss under a lease obligation as of December 31, 2004. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

(4) Earnings Per Share

The following tables reconcile the net income and the weighted average common shares outstanding to the diluted net income and shares used in the computation of basic and diluted earnings per share:

Three Months Ended Six Months Ended
	12/31/04	12/31/03	12/31/04	12/31/03
Net income available to common stockholders used in basic EPS calculation	$250,741	$371,878	$77,851	$189,351
Add: Dividends on Series C Preferred Stock	1,407	2,310	--	--
Accretion of original issue discount attributable to Series C Preferred Stock	--	4,530	--	--
Dividends on Series D Preferred Stock	31,506	31,506	--	--
Net income available to common stockholders used in diluted EPS calculation	$283,654	$410,224	$77,851	$189,351

Three Months Ended Six Months Ended
	12/31/04	12/31/03	12/31/04	12/31/03
Weighted average number of shares used in basic EPS calculation	5,012,242	4,902,902	5,009,121	4,883,728

Add: Common shares issuable upon exercise of:
Stock options	930,504	957,537	941,874	951,526
Warrants	193,111	193,111	193,111	193,111
Convertible redeemable preferred stock	796,834	853,661	--	--
Total Common shares issuable	6,932,691	6,907,211	6,144,106	6,028,365

Less: Shares assumed to be repurchased under treasury stock method	(620,141)	(663,253)	(620,329)	(697,902)
Weighted average number of shares used in diluted EPS calculation	6,312,550	6,243,958	5,523,777	5,330,463

Diluted weighted average shares outstanding for the three and six months ended December 31, 2004 exclude 30,583 and 15,833 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

Diluted weighted average shares outstanding for the three and six months ended December 31, 2003 exclude 14,000 and 35,000 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

For the six month periods ending December 31, 2004 and 2003, the diluted net income per share calculation does not include the effect of the conversion of Series C preferred and Series D preferred because the conversion of those shares would have an antidilutive effect. Dividends on the Series C preferred and Series D preferred were $65,826 and $46,859 for the six months ending December 31, 2004 and 2003. Diluted weighted average shares outstanding for the six months periods ending December 31, 2004 and 2003 excluded 796,834 and 641,010 potential shares.

(5) Stock-Based Compensation

Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no accounting recognition is given to stock options granted to employees at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to stockholders' equity.

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

Six Months Ended

12/31/04		12/31/03
Net income available to common stockholders	$ 77,851	$ 189,351
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net
of related tax effects	($86,635)	($41,904)
Pro forma net income(loss) available to common stockholders	($ 8,784)	$147,447

Basic EPS - as reported	$0.02	$0.04
Basic EPS - pro forma	$0.00	$0.03
Diluted EPS - as reported	$0.01	$0.04
Diluted EPS - pro forma	$0.00	$0.03

The fair values used to compute pro forma net income and net income per share were estimated at their fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	4.24%	4.29%
Expected dividend yield	0%	0%
Expected volatility	70.0%	40.2%
Expected lives	10 years	10 years

(6) Recent Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities". These statements require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company applied FIN 46R to its interests in all entities subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exeptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

On November 29, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

(7) Indebtedness

The following is a summary of the Company's long-term debt obligations as of December 31, 2004:

Fiscal Year	Long-Term Debt Obligations
2005	$ 373,086
2006	738,919
2007	731,125
2008	376,166
2009	50,354
Thereafter	--
Sub total	$ 2,269,650
Less amounts representing interest and dividends	(161,300)
Total	$ 2,108,350

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
		"Gift Delivery	Services"
Three Months Ended 12/31/04	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 5,534,026	$ 3,854,010	$ 5,851,389	$ 149,361	$ 655,238	$ 84,419
Cost of Goods Sold	2,091,320	1,529,536	2,991,864	109,940	272,214	43,180
Gross Margin	$ 3,442,706	$ 2,324,474	$ 2,859,525	$ 39,421	$ 383,024	$ 41,239
Gross Margin %	62.2%	60.3%	48.9%	26.4%	58.5%	48.9%

		"Gift Delivery	Services"
Three Months Ended 12/31/03	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 5,277,253	$ 1,682,728	$ 5,524,868	$ 114,859	$ 724,279	$ 86,332
Cost of Goods Sold	1,937,715	705,791	2,726,966	66,176	273,567	36,291
Gross Margin	$ 3,339,538	$ 976,937	$ 2,797,902	$ 48,683	$ 450,712	$ 50,041
Gross Margin %	63.3%	58.1%	50.6%	42.4%	62.2%	58.0%

		"Gift Delivery	Services"
Six Months Ended 12/31/04	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 7,841,717	$ 4,152,418	$ 8,027,563	$ 186,677	$ 1,909,198	$ 148,414
Cost of Goods Sold	3,258,858	1,705,670	4,321,769	135,871	710,501	81,439
Gross Margin	$ 4,582,859	$ 2,446,748	$ 3,705,794	$ 50,806	$ 1,198,697	$ 66,975
Gross Margin %	58.4%	58.9%	46.2%	27.2%	62.8%	45.1%

		"Gift Delivery	Services"
Six Months Ended 12/31/03	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Net Revenues	$ 7,845,323	$ 1,949,567	$ 6,168,208	$ 141,192	$ 2,077,064	$ 208,617
Cost of Goods Sold	3,101,914	824,307	3,101,557	86,690	741,074	108,491
Gross Margin	$ 4,743,409	$ 1,125,260	$ 3,066,651	$ 54,502	$ 1,335,990	$ 100,126
Gross Margin %	60.5%	57.7%	49.7%	38.6%	64.3%	48.0%

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

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returned the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company continues to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. Discovery is scheduled to be completed in March 2005 and no trial date has been set. The Company has agreed to enter into mediation with the landlord and a mediation date, after prior cancellations, will be scheduled. There can be no assurance that this non-binding mediation will lead to a resolution of this matter.

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

Executive Overview

The Company's sales are seasonal in nature and, therefore, the results for interim periods are not necessarily indicative of the results expected for the respective full years. It is more instructive to compare the Company's performance in each interim period to the performance in the same interim period of prior years, in the context of comparable seasonal forces. In the six month period described in this report, net revenues increased substantially in the Company's Gift delivery segment over the same period in the prior year primarily due to increased PajamaGram revenues and increased revenues from the Calyx & Corolla floral delivery service. The Company realized revenues in the Calyx segment for the entire six months ended December 31, 2004, whereas last year, the Company only realized Calyx revenues in the four months following the August 29, 2003 acquisition of the Calyx business. Revenues generated in the BearGram segment for the six month period ended December 31, 2004 are even to the same period last year. TastyGram revenues increased in the period while Retail Store and Corporate segments revenues decreased in the same month period described in this report as compared to the same period last year. The Company's gross margin dollars increased in this period, due to increased margin dollars in the PajamaGram and Calyx & Corolla segments, which offset decreased margins in the Bear-Gram, Retail, TastyGram and Corporate segments.

The Company incurred higher unit costs in manufacturing for the BearGram segment during the first six months of fiscal 2005 attributed to reduced throughput as the Company transitioned its teddy bear manufacturing operations to modular manufacturing. The Company began the transition to modular manufacturing in February 2004 primarily in response to escalating worker's compensation costs related to repetitive motion injuries. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory and improved quality as problems are caught and addressed immediately when each bear is completed within the shortened cycle. With the transition completed, the Company expects to achieve in the second half of this year, higher levels of manufacturing efficiency with lower direct labor costs and improved employee satisfaction as employees no longer focus on a single operation and can work in a team environment. Excess overhead that currently impacts negatively on the Company's cost of goods in the BearGram segment is being addressed as the Company reallocates manufacturing space to other operations and as throughput increases in the second half of the year.

Package delivery costs have increased in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. Increased package delivery costs were most significant in the Calyx segment as the Company continued to ship packages via Federal Express. During the second half of this year, the Company expects to move virtually all Calyx package delivery to United Parcel Service, its lower cost primary carrier.

Gross margins showed continued improvement in the PajamaGram segment as the Company sold more of its own PajamaGram private labeled merchandise imported directly from its suppliers overseas.

Increases in marketing and selling expenses for the Calyx & Corolla, PajamaGram, BearGram, and Retail Store segments, along with call center costs were partially offset by decreases in marketing and selling expenses for the TastyGram and Corporate segments during the period. The Company realized marketing and selling expenses in the Calyx segment for the entire six month period ended December 31, 2004 versus only four months in six month period ended December 31, 2003 following the acquisition of the Calyx business on August 29, 2003. Marketing and selling expenses, as a percentage of net revenues, increased during the three and six month periods described in this report, primarily as a result of increased product development and graphic design costs and increased costs related to the Calyx 2004 Holiday catalog that yielded lower than anticipated response rates. While the Company continues to analyze the performance of the Calyx Holiday 2004 catalog, it believes the lower response rate may be attributed to higher shipping prices charged to customers and a shift in the drop schedule. The Company is lowering its Calyx shipping prices beginning with the Easter catalog and will conform to prior year drop schedules for the remainder of this fiscal year. Improved returns on PajamaGram marketing and selling costs partially offset the lower response rates for Calyx.

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

Results of Operations

Comparison of the three-month periods ended December 31, 2004 and 2003.

Net revenues for the three month period ended December 31, 2004 totaled $16,128,000, an increase of $2,718,000 from net revenues of $13,410,000 for the three month period ended December 31, 2003. By business segment, increases in PajamaGram revenues of $2,171,000, increases of $327,000 generated from the Calyx & Corolla floral delivery segment, $257,000 in increased revenues attributable to the BearGram gift delivery service, and increased revenues of $34,000 in the TastyGram segment, were partially offset by $69,000 in decreased revenues attributable to the Retail Store segment, and $2,000 in decreased revenues attributable to the Corporate segment. PajamaGram segment revenues increased as the Company increased catalog and television advertising during the three months ended December 31, 2004. Calyx & Corolla revenues increased as the Company increased catalog advertising and BearGram revenues increased as the Company increased radio advertising in this segment in the three month period ended December 31, 2004. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store in the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Gross margin increased $1,426,000 to $9,090,000 for the three month period ended December 31, 2004, from $7,664,000 for the three month period ended December 31, 2003. The gross margin dollars in the PajamaGram segment increased $1,347,000, gross margin in the BearGram segment increased $103,000 and the Calyx & Corolla segment gross margin increased $62,000. These increases were offset by a gross margin decrease in the Retail Store segment of $68,000, a TastyGram segment decrease of $9,000 and decreased Corporate/Wholesale segment gross margin of $9,000. Package delivery costs have increased in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. Gross margin as a percentage of net revenue decreased to 56.4 percent from 57.1 percent in the same period last year. Increased delivery costs and increased costs from the recently expanded fulfillment and distribution center resulted in a 1.1 percentage point decrease in BearGram gross margin as a percentage of net revenues. The decrease of 1.8 percentage points in the Calyx & Corolla segment resulted from increased delivery costs during the period. The Calyx & Corolla gross margin is less as a percentage of net revenues than the Company's overall gross margin percentage, contributing to the Company's decrease in consolidated gross margin as a percentage of net revenues. The gross margin decrease of 16.0 percentage points in the TastyGram gift delivery service segment is primarily attributed to increased delivery costs. The Corporate/Wholesale segment decreased 9.1 gross margin percentage points due to increased product mix of domestically made teddy bears, which traditionally have lower unit margins than the Company's imported teddy bear products. The Retail Store segment experienced a decrease of 3.8 gross margin percentage points due to higher domestic unit costs in this segment and the November factory seconds sale. These gross margin percentage decreases were partially offset by increases in the PajamaGram segment. The PajamaGram segment increase of 2.3 percentage points resulted from improved unit gross margins associated with the Company's transition to private label goods imported directly from suppliers in Asia and product mix changes which more than offset increased delivery costs in the period.

Corresponding to an increase of net revenues of approximately $2,718,000 in the second quarter, marketing and selling expenses increased $1,491,000 to $6,710,000 for the three month period ended December 31, 2004, from $5,219,000 for the three month period ended December 31, 2003. PajamaGram segment marketing and selling costs increased $624,000 as the Company increased the segment's catalog and television advertising. BearGram segment advertising costs, which include radio, television, catalog, Internet and print costs increased $471,000 as the Company increased its radio advertising. Marketing and selling costs associated with the Calyx & Corolla segment increased $187,000 as the Company increased Calyx & Corolla catalog advertising. Call center and customer service costs increased $239,000 due to higher revenues and the Retail segment's marketing and selling costs increased $5,000. These increases were partially offset by decreased Corporate/Wholesale marketing and selling costs of $24,000 and decreased TastyGram marketing and merchandising costs of $11,000 as compared to the three month period ended December 31, 2003. Marketing and selling expenses as a percent of net revenues increased to 41.6 percent for the three-month period ended December 31, 2004 from 38.9 percent for the three-month period ended December 31, 2003.

General and Administrative expenses increased to $1,709,000 for the three month period ended December 31, 2004, compared to $1,484,000 for the three month period ended December 31, 2003. The $225,000 increase is primarily attributed to increased legal expenses, order processing fees, employee benefit costs, buildings and maintenance costs and telephone costs. The Company incurred additional legal expenses of $67,000 in the three months ended December 31, 2004 largely due to the renewed legal activity in conducting discovery and preparing for a possible trial in the New York lease dispute (see note 9). Order processing fees increased $82,000 as a result of higher revenues. Employee benefit costs increased year over year in the second quarter by $26,000. Buildings and maintenance costs, and telephone costs were higher by $22,000 and $23,000, respectively in the three month period ended December 31, 2004 as compared to the same period last year, as the result of unanticipated labor reductions and credits obtained in the prior year. As a percentage of net revenues, general and administrative expenses decreased to 10.6 percent for the three-month period ended December 31, 2004, from 11.1 percent for the three month period ended December 31, 2003.

Interest expense decreased to $168,000 for the three month period ended December 31, 2004 due to the reduction in long term debt obligations, compared to $184,000 for the three month period ended December 31, 2003. Interest income decreased to $3,000 as a result of lower average cash balances in the three month period ended December 31, 2004, compared to $6,000 for the three month period ended December 31, 2003.

The Company has recorded a tax provision of $209,000 for the three month period ended December 31, 2004, an effective income tax rate of 40.9 percent. The Company recorded a tax provision of $356,000 for the three month period ended December 31, 2003, an effective income tax rate of 40.7 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $1,400, and the Series D Preferred Stock dividends of $31,500, the net income available to Common Stockholders for the three month period ended December 31, 2004 was $251,000, compared to a net income available to Common Stockholders of $372,000 for the three month period ended December 31, 2003.

Comparison of the six month periods ended December 31, 2004 and 2003.

Net revenues for the six month period ended December 31, 2004 totaled $22,266,000, an increase of $3,876,000 from net revenues of $18,390,000 for the six month period ended December 31, 2003. By business segment, increases in PajamaGram revenues of $2,203,000, increases of $1,859,000 generated from the Calyx & Corolla floral delivery segment, and increased revenues of $46,000 in the TastyGram segment, were partially offset by $168,000 in decreased revenues attributable to the Retail Store segment, $60,000 in decreased revenues to the Corporate segment and $4,000 in decreased revenues attributable to the BearGram gift delivery service. PajamaGram segment revenues increased as the Company increased catalog and television advertising during the six months ended December 31, 2004. Calyx & Corolla revenues increased as the Company increased catalog advertising and as the Company realized revenues during the entire six month period ending December 31, 2004. During the six month period ended December 31, 2003, the Company realized Calyx & Corolla revenues in the four months subsequent to the August 29, 2003 acquisition date. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store.

Gross margin increased $1,626,000 to $12,052,000 for the six month period ended December 31, 2004, from $10,426,000 for the six month period ended December 31, 2003. The gross margin dollars in the PajamaGram segment increased $1,322,000 due to increased revenues and the Calyx & Corolla segment gross margin increased $639,000 as the Company realized gross margins during the entire six month period ended December 31, 2004. During the six month period ended December 31, 2003, the Company realized gross margins in the four months subsequent to the August 29, 2003 acquisition date. These increases were offset by a gross margin decrease in the BearGram segment of $161,000, Retail Store segment decrease of $137,000, Corporate/Wholesale segment gross margin decrease of $33,000, and TastyGram segment decrease $4,000. The gross margin dollar decreases in the Retail Store and Corporate/Wholesale segments were primarily the result of lower net revenues in each of these segments. Package delivery costs have increased in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. Gross margin as a percentage of net revenue decreased to 54.1 percent from 56.7 percent in the period compared to the same period in the previous year. Increased delivery costs, increased costs from the recently expanded fulfillment and distribution center and increased bear unit manufacturing costs resulted in a 2.0 percentage point decrease in BearGram gross margin as a percentage of net revenues.

The Company continued to incur higher unit costs in manufacturing for the BearGram segment attributed to reduced throughput as the Company adjusted to lower volume in this segment and transitioned its teddy bear manufacturing operations to modular manufacturing. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory which is already recognized in the Company's inventory balances and improved quality as problems are caught and addressed immediately when each bear is completed within the shortened cycle. Excess overhead that impacts negatively on the Company's cost of goods in the BearGram segment will be addressed as the Company reallocates manufacturing space to other operations and as throughput increases later in the year.

The decrease of 3.6 percentage points in the Calyx & Corolla segment resulted from increased delivery costs during the period. The Calyx & Corolla gross margin is less as a percentage of net revenues than the Company's overall gross margin percentage, contributing to the Company's decrease in consolidated gross margin as a percentage of net revenues. The gross margin decrease of 11.4 percentage points in the TastyGram gift delivery service segment is primarily attributed to increased delivery costs. The Corporate/Wholesale segment decreased 2.9 gross margin percentage points due to increased product mix of domestically made teddy bears, which traditional have lower unit margins than the Company's imported teddy bear products. The Retail Store segment experienced a decrease of 1.5 gross margin percentage points due to higher domestic unit costs in this segment and the November factory seconds sale. These gross margin percentage decreases were partially offset by increases in the PajamaGram segment. The PajamaGram segment increase of 1.2 percentage points resulted from improved unit gross margins associated with the Company's transition to private label goods imported directly from suppliers in Asia and product mix changes which more than offset increased delivery costs in the period.

Corresponding to an increase of net revenues of approximately $3,876,000 in the six months ended December 31, 2004, marketing and selling expenses increased $1,509,000 to $8,509,000 for the six month period ended December 31, 2004, from $7,000,000 for the six month period ended December 31, 2003. PajamaGram segment marketing and selling costs increased $635,000 as the Company increased the segment's catalog and television advertising. Marketing and selling costs associated with the Calyx & Corolla segment increased $452,000 as the Company increased Calyx & Corolla catalog advertising and realized expenses primarily related to catalog cost amortization for the entire six month period in fiscal 2005 as opposed to only four months in fiscal 2004 following the August 29, 2003 acquisition. BearGram segment advertising costs, which include radio, television, catalog, Internet and print costs increased $150,000. Call center and customer service costs increased $281,000 due to higher revenues and the Retail segment's marketing and selling costs increased $39,000. These increases were partially offset by decreased Corporate/Wholesale marketing and selling costs of $25,000 and decreased TastyGram marketing and merchandising costs of $23,000 as compared to the six month period ended December 31, 2003. The Company is continuing to reallocate its advertising expenditures between business segments depending on segment response rates and performance at different times of the year. As the Company reallocated advertising dollars between Calyx, BearGram, and PajamaGram segments, marketing and selling expenses as a percent of net revenues increased to 38.2 percent for six month period ended December 31, 2004 from 38.1 percent for the six month period ended December 31, 2003.

General and Administrative expenses increased to $2,927,000 for the six month period ended December 31, 2004, compared to $2,557,000 for the six month period ended December 31, 2003. The $370,000 increase is primarily attributed to increased legal expenses, order processing fees, employee benefit costs, buildings and maintenance costs and telephone costs. The Company incurred additional legal expenses of $99,000 in the first six months of fiscal 2005 largely due to the renewed legal activity in conducting discovery and preparing for a possible trial in the New York lease dispute (see note 9). Order processing fees increased $108,000 as a result of higher revenues. Employee benefit costs increased year over year in the first six months of the fiscal year by $39,000. Buildings and maintenance and telephone costs were higher by $49,000 and $61,000, respectively in the six month period ended December 31, 2004 as compared to the same period last year, as the result of unanticipated labor reductions and credits obtained in the prior year period. As a percentage of net revenues, general and administrative expenses decreased to 13.1 percent for the six month period ended December 31, 2004, from 13.9 percent for the six month period ended December 31, 2003.

Interest expense decreased to $329,000 for the six month period ended December 31, 2004 due to the reduction of long-term debt obligations, compared to $337,000 for the six month period ended December 31, 2003. Interest income decreased to $11,000 as a result of lower average cash balances in the six month period ended December 31, 2004, compared to $18,000 for the six month period ended December 31, 2003.

The Company has recorded a tax provision of $124,000 for the six month period ended December 31, 2004, an effective income tax rate of 40.9 percent. The Company recorded a tax provision of $262,000 for the six month period ended December 31, 2003, an effective income tax rate of 40.7 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $36,000, the Series C Preferred Stock dividends of $2,800, and the Series D Preferred Stock dividends of $63,000, the net income available to Common Stockholders for the six month period ended December 31, 2004 was $78,000, compared to a net income available to Common Stockholders of $189,000 for the six month period ended December 31, 2003.

Liquidity and Capital Resources

The following is a summary of the Company's contractual commitments and other obligations as of December 31, 2004. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Payments due by fiscal period

Contractual Obligations	Total	Amounts representing interest	Sub total	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,108,350	($161,300)	$2,269,650	$1,843,130	$426,520	--
Capital Lease Obligations	$4,846,720	($4,010,487)	$8,857,207	$1,759,710	$1,407,768	$5,689,729
Operating Lease Obligations	$9,061,012	--	$9,061,012	$3,210,022	$1,821,258	$4,029,732
Series C & D Redeemable Preferred Stock Obligations	$2,802,507	--	$2,802,507	$2,137,810	$664,697	--
Other Long-Term Liabilities	$1,146,879	--	$1,146,879	$1,039,796	$107,083	--
Total	$19,965,468	($4,171,787)	$24,137,255	$9,990,468	$4,427,326	$9,719,461

As of December 31, 2004, the Company's cash position decreased to $5,412,000, from $7,057,000 at June 30, 2004. Of the $5,412,000, $473,000 is classified as restricted cash in accordance with the terms of the Company's sale leaseback transaction. There was $471,000 of restricted cash at June 30, 2004. The decrease in cash was the result of the seasonal increase in inventories, which was partially offset by the increase in accounts payable and accrued expenses.

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

Commitments & Contingencies

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returned the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company will continues to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company has accrued management's estimated cost of $220,000 to settle this contingency, but no assurance can be given that this dispute can be settled for this amount. In the event that no settlement is reached and the Company is not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value is $2,825,000. The landlord also claims damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there is a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there can be no assurance that this dispute can be resolved for less than the full amount claimed by the landlord. Discovery is scheduled to be completed in March 2005 and no trial date has been set. The Company has agreed to enter into mediation with the landlord and a mediation date, after prior cancellations, will be scheduled. There can be no assurance that this non-binding mediation will lead to a resolution of this matter.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosures and procedures are effective to provide reasonable assurance regarding the reliability of financial reporting

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated. A description of the background and current status of this action appears in Part I, Note 9 of this report under the heading Legal Proceedings and Part I, Item 2 of this report under Commitments & Contingencies.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Stockholders

On December 7, 2004, the Company held an Annual Meeting of Shareholders, at which the following matters were voted upon:

  To have Common shareholders elect two (2) individuals to the Company's Board of Directors for the ensuing year.

Name	For	Withheld
Nancy Rowden Brock	3,728,954	11,183
Rick Fritz	3,730,779	9,359

  To have Series C Preferred shareholders elect one (1) individual to the Company's Board of Directors for the ensuring year.

Name	For	Withheld
Thomas R. Shepherd	88,640	0

  To have Series D Preferred shareholders elect one (1) individual to the Company's Board of Directors for the ensuring year.

Name	For	Withheld
Andrew Williams	708,215	0

  To ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the 2005 fiscal year.

For	Against	Abstentions
3,734,822	4,879	436

  To approve Amendment No. 3 to the 1996 Non-employee Director Stock Option Plan.

For	Against	Abstentions	Not Voted
2,043,599	51,644	40,490	1,604,404

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

The Vermont Teddy Bear Co., Inc.

Date: February 14, 2005 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer