Form 10-Q/A
period 2004-12-31
VERMONT TEDDY BEAR CO INC
filed 2005-03-03
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

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

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 2, 2005, there were 5,038,448 shares of the registrant's common stock (par value $.05 per share) outstanding.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q/A

December 31, 2004

Page No.
Item 6. Exhibits	2
Signatures	2

EXPLANATORY NOTE

The undersigned registrant hereby amends the Form 10-Q originally filed on February 14, 2005 (the "Form 10-Q") relating to the Registrant's Quarterly Report filing obligations pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the sole purpose of amending Exhibit 31, the Certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). In the Form 10-Q, an outdated version of the section 302 certifications required for the same reporting period in the prior year inadvertently was utilized. This amendment incorporates the current version of the section 302 certifications.

Item 6. Exhibits

(a) Exhibits

31 Rule 13a-14(a)/15d-14(a) Certifications.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: March 3, 2005 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer