Form 10-K/A
period 2004-06-30
VERMONT TEDDY BEAR CO INC
filed 2005-05-18
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______________

Form 10-K/A

(Amendment No. 2)

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

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K/A: Form 10-K filed with the Securities and Exchange Commission on September 28, 2004 (file number 033-84586)

Proxy Statement for 2004 Annual Meeting of the issuer's stockholders: Part III, Items 10, 11, 12 , 13 and 14.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K ("Form 10-K/A") for the fiscal year ended June 30, 2004 of the Vermont Teddy Bear Co., Inc. (the "Company") is being filed with the Securities and Exchange Commission to reflect the restatement of its consolidated financial statements as of June 30, 2004 and 2003 and for each of the years ended June 30, 2004, 2003, and 2002, as discussed in Note 3 thereto, and other information related to such restatement.

Restatement

As disclosed in a Current Report on Form 8-K dated April 29, 2005, the Company undertook a review of its lease accounting practices as a result of the February 7, 2005 letter from the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants which clarified existing accounting principles generally accepted in the United States of America applicable to leases. As a result of this review and in consultation with our Audit Committee, the Company has re-evaluated its accounting treatment with respect to a sale leaseback transaction. The Company has corrected the way it accounts for its one financing lease (the "Lease"), executed in July 1997 as part of a sale-leaseback transaction involving the Company's factory headquarters in Shelburne, Vermont (the "Leased Property"). The primary effect of this accounting revision is to accelerate depreciation and interest expenses over the shorter financing period of twenty years compared to what has previously been reported in earlier periods. The revision does not impact historical or future cash flows of the Company or the timing or amount of payments under the Lease. A discussion of the restatement is set forth in Note 3 to the consolidated financial statements included in this Amendment.

Additionally, the Company has determined that it should restate the basic weighted average common shares outstanding and basic per share calculations to include the effects of the Series C convertible preferred stock since it is a participating security. Because the Series C Preferred is deemed to be participating, the shares assumed to be converted into common shares are included in the calculation of basic earnings per share. Basic earnings per common share have been restated accordingly. See Note 3 for further discussion.

A discussion of the restatement is set forth in Note 3 to the consolidated financial statements included in this Amendment.

Subsequent Events

On April 28, 2005, the Company executed a Settlement and Release Agreement ("the Settlement Agreement") with 538 Madison Realty Company LLC ("538 Madison"). Under the Settlement Agreement, the Company agreed to pay 538 Madison a settlement amount of $2.35 million and the parties exchanged mutual releases. Of this settlement amount, $1.15 million was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit previously held by 538 Madison in the amount of $150,000. The remaining $1.2 million will be paid by the Company on or before March 15, 2006, without interest. Refer to the Company's filing on Form 8-K dated April 29, 2005 for additional information.

On May 16, 2005, The Vermont Teddy Bear Company, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware Corporation, and Hibernation Company, Inc., a Delaware Corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. Pursuant to the Merger Agreement, with the exception of certain stockholders who will exchange their existing stock and warrants for stock and warrants of Hibernation Holding Co., Inc., the Company's common and preferred stockholders would receive $6.50 per share of common stock, on an as converted basis, in cash, upon the closing of the transaction. The consummation of the merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing. Refer to the Company's filing on Form 8-K dated May 17, 2005 for additional information.

Changes have been made to the following items in this Amendment as a result of the restatement. This document does not give effect to the subsequent events discussed above.

Part II Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

Part IV Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

This Amendment No. 2 sets forth the Original Amended Filing in its entirety. However, this Amendment No. 2 does not reflect events that have occurred after the September 28, 2004 filing date of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the restatement. Other events occurring after the filing date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in any reports filed subsequent to the date of the Original Filing. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of the filing date of the Original Filing.

The Vermont Teddy Bear Co., Inc.

2004 Form 10-K/A Annual Report

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

Dependence on Technology: The Company believes it has developed redundant systems and contingency plans to mitigate the risk of service interruption by its service providers or the possible malfunction of its operating systems at the holidays. There can be no assurance, however, that services, including but not limited to long distance call service, call center services, website hosting services, common carrier services or electrical services, will not be interrupted. It is also possible that one or more of the Company's operating systems could malfunction limiting the Company's ability to process orders. If one or more of the Company's outside operating services were interrupted or one or more of the Company's operating systems malfunctioned during a peak holiday selling season, the loss of orders and revenue may adversely affect the Company's business, its brand and the results of operations.Offshore Sources of Product: The Company has become increasingly dependent on products that are manufactured exclusively for the Company by overseas contractors, primarily teddy bear outfits and pajamas and related sleepwear. Most of the contractors manufacture the Company's goods in China. While the Company has experienced good quality and reliable delivery from its sources, there can be no assurance that supply won't be interrupted in the future. There is also the possibility of delayed deliveries resulting from any number of factors including manufacturing delays as China is currently subject to power shortages and outages, or transportation delays related to traffic or strikes. If the Company were to experience delay for a material quantity of imported manufactured goods operating results on a quarterly and annual basis may suffer.

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

Sarbanes-Oxley: The Company has adopted the requirements of Sarbanes-Oxley Sections 401 and 402 without significantly changing its business practices or incurring material additional cost. However, the Company believes that it will be more difficult and costly to meet the requirements of Section 404 that are scheduled to be in effect for the Company beginning in its fiscal year 2007 commencing on July 1, 2006. While the Company believes that its internal control processes are both designed and operating effectively, there can be no assurance that the Company will be able to attest to the design or effectiveness of these controls pursuant to the stringent new standards of Section 404 in the future. In addition, the Company believes it will incur substantial additional costs both internal and in the form of higher fees paid to its external auditors and other financial advisors that may adversely impact its operating results.

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

Management Succession: The Company has developed its current management structure by developing its executive team and senior leadership internally. While the resulting aggregate management experience has allowed the Company to perform well while experiencing rapid growth in recent years, the Company has no formal succession plan to replace its current Chief Executive Officer, Elisabeth Robert whose employment contract expires on October 22, 2004. The Company believes that Elisabeth Robert has played a significant role in the development of the Company and the unique business culture that propels its recent success. In the event Elisabeth Robert departs the Company, there can be no assurance the Company will find a replacement capable of providing effective leadership for the Company.

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

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2004 $7,863 of dividends were paid in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends were paid in cash. In addition to Series C Preferred dividends, the holders of the Series C Preferred stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of Common stock) are paid with respect to the Common stock (treating each share of Series C Preferred stock as being equal to the number of shares of Common stock into which each share of Series C Preferred could be converted). There were 9.3, 18.3 and 69.0 shares of Series C Preferred Stock issued and outstanding at June 30, 2004, 2003, and 2002 respectively.

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

The Series A Preferred Stock is entitled to receive cumulative dividends of eight percent per annum, which are payable before any dividend may be paid upon, or set apart for, the Common Stock outstanding. The Series B Preferred Stock was not entitled to receive dividends. The Series C Preferred Stock is entitled to a six percent dividend, to be paid in additional shares of Series C Preferred Stock for the first two and one-half years and thereafter either in cash or Series C Preferred Stock, at the Company's discretion. As of April 30, 2001 the Company elected to pay remaining Series C dividends in cash. In addition to Series C Preferred dividends, the holders of the Series C Preferred stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of Common stock) are paid with respect to the Common stock (treating each share of Series C Preferred stock as being equal to the number of shares of Common stock into which each share of Series C Preferred could be converted).The Series D Preferred Stock is entitled to receive dividends of five percent per annum, to be paid quarterly in cash.

Item 6. Selected Financial Data

The Company has restated its consolidated financial statements, as discussed in the "Explanatory Note" in the forepart of this Form 10-K/A and in Note 3 to the consolidated statements included herein, and the following selected financial data reflect this restatement.

The following selected consolidated financial data have been derived from the Company's consolidated financial statements. Fiscal years 2000 through 2004 have been restated to reflect adjustments to amounts previously reported as further discussed in Note 3 to the Consolidated Financial Statements.

The following table summarizes the Company's consolidated statement of operations and balance sheet data. The results of the year ended June 30, 2004 are materially affected by the acquisition of Calyx & Corolla, Inc. and therefore affect the comparability of the information in the table. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K/A.

Consolidated Statement of Operations Data

Years Ended

(in thousands, except per share data)
	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000
	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)	(as restated)	(as restated)
Net Revenues	$55,827	$40,275	$38,993	$37,255	$33,332
Cost of Goods Sold	24,366	15,484	14,350	13,514	12,393
Gross Profit	31,461	24,791	24,643	23,741	20,939
Marketing & Selling	21,895	17,328	15,748	14,856	12,801
General & Administrative	5,803	4,983	4,727	4,688	3,984
Operating Income	3,763	2,480	4,168	4,197	4,154
Other Income (Expense)	(626)	(462)	(296)	(134)	(332)
Income Before Income Taxes	3,137	2,018	3,872	4,063	3,822
Income Tax Provision	(1,285)	(825)	(1,421)	(1,556)	40
Net Income	1,852	1,193	2,451	2,507	3,862
Preferred Stock Dividends	(184)	(91)	(108)	(108)	(108)
Accretion of Original Issue Discount	(18)	(54)	(54)	(54)	(54)
Net Income Available to Common Stockholders	$1,650	$1,048	$2,289	$2,345	$3,700

Basic Net Income per Share	$0.33	$0.18	$0.31	$0.33	$0.52
Diluted Net Income per Share	$0.29	$0.18	$0.29	$0.28	$0.45

Weighted Avg Shares-Basic	5,056,456	5,769,905	7,495,337	7,443,208	7,072,912
Weighted Avg Shares-Diluted	6,167,634	6,237,089	8,330,409	8,667,192	8,395,463

Consolidated Balance Sheet Data

As of

(in thousands)
	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000
	(as restated, see Note 3)	(as restated, see Note 3)	(as restated)	(as restated)	(as restated)
Cash and Cash Equivalents	$ 6,587	$ 5,168	$12,086	$8,945	$8,371
Working Capital	5,117	5,906	12,455	10,553	8,302
Total Assets	26,530	20,405	26,023	24,594	22,007
Long Term Liabilities	6,582	6,672	5,136	5,296	5,432
Series C Preferred Stock	93	165	617	563	478
Series D Preferred Stock	2,510	--	--	--	--
Total Stockholders' Equity	9,471	7,482	15,609	14,005	11,491

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this Annual Report filed on Form 10-K/A. This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions that predict or indicate future events and trends, and that do not relate to historical matters, identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable laws and regulations.

Restatement

Subsequent to the issuance of the 2004 consolidated financial statements, the Company has determined that amortization of a building and the related costs financed under a sales-leaseback arrangement should have been amortized over the financing period of twenty years rather than the estimated useful life of the building of thirty-seven years. Additionally, the Company restated its basic weighted average common shares outstanding and earnings per share calculations to include the effect of the Series C Convertible Preferred Stock as it meets the definition of a participating security. As a result, the consolidated balance sheets as of June 30, 2004 and 2003, and the related consolidated statements of income, cash flows, and stockholders' equity for the years ended June 30, 2004, 2003, and 2002 have been restated to correct these errors. See Note 3 to the consolidated financial statements for additional information. This Management's Discussion and Analysis gives effect to the restatements.

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

Gross margin increased $6,670,000 to $31,461,000 for the fiscal year ended June 30, 2004, from $24,791,000 for the fiscal year ended June 30, 2003. The gross margin dollar increase of $1,445,000 in the PajamaGram segment, an increase of $192,000 in the Corporate/Wholesale segment, an increase of $23,000 in the TastyGram segment, and the $7,464,000 gross margin contribution from the recently acquired Calyx & Corolla segment for the fiscal year ended June 30, 2004, were partially offset by the gross margin dollar decrease of $2,090,000 in the BearGram segment and the $364,000 decrease in the Retail Store segment, primarily the result of lower net revenues in these segments. Gross margin as a percentage of net revenue decreased to 56.4 percent from 61.6 percent in the period. Increased bear unit manufacturing costs as domestic bear production volume was adjusted to the Company's lower net revenues and increased delivery costs resulted in a 2.7 percentage point decrease in gross margin as a percentage of net revenues in the BearGram segment. The decrease of 2.4 percentage points in the Retail Store segment is associated with higher domestic unit costs in this segment. An increase of 4.1 percentage points in the PajamaGram segment resulted from improved unit gross margins associated with the Company's transition to private label goods imported directly from suppliers in Asia and product mix changes which more than offset increased delivery costs in the period. The gross margin increase of 10.7 percentage points in the TastyGram gift delivery service segment is attributed to higher unit gross margins and improved product mix in this segment which more than offset increased delivery costs as compared to the fiscal year ended June 30, 2003. Gross margin in the recently acquired Calyx & Corolla segment, was 47.5 percent for the ten months from the date of acquisition. This is less as a percentage of net revenues than the Company's overall gross margin percentage, contributing to the Company's decrease in gross margin as a percentage of net revenues. During this fiscal year, the Calyx & Corolla gross margin was negatively impacted by $62,000 of costs related to the relocation of Calyx & Corolla's fulfillment and inventory operations to the Company's Shelburne, Vermont location.

Marketing and Selling expenses increased $4,567,000 to $21,895,000 for the fiscal year ended June 30, 2004, from $17,328,000 for the fiscal year ended June 30, 2003. Increased PajamaGram catalog and television advertising costs of $356,000 and $5,127,000 in marketing and selling costs associated with the Company's recently acquired Calyx & Corolla segment were partially offset by decreased BearGram advertising costs of $579,000, which include radio, television, catalog, Internet and print costs as the Company scaled back its radio advertising, decreased TastyGram radio marketing and merchandising costs of $242,000, decreased call center and customer service costs of $5,000, decreased Retail Store costs of $57,000, and decreased Corporate/Wholesale marketing and selling costs of $33,000 during the fiscal year ended June 30, 2004. Marketing and selling expenses as a percent of net revenues decreased to 39.2 percent for fiscal year ended June 30, 2004 from 43.0 percent for the fiscal year ended June 30, 2003. Calyx & Corolla Marketing and Selling costs include $40,000 in temporary occupancy costs and $9,000 in salaries and other costs related to the relocation of Calyx & Corolla's operations to the Company's Shelburne, Vermont location. Calyx & Corolla Marketing and Selling costs also include $60,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions were eliminated during this period. The wage costs savings were partially offset by adding staff at the Shelburne, Vermont location.

General and Administrative expenses increased to $5,803,000 for the fiscal year ended June 30, 2004, compared to $4,983,000 for the fiscal year ended June 30, 2003. As a percentage of net revenues, general and administrative expenses decreased to 10.4 percent for the fiscal year ended June 30, 2004, from 12.4 percent for the fiscal year June 30, 2003. General and administrative expenses for the fiscal year ended June 30, 2004 include $950,000 of expenses attributable to Calyx & Corolla, of which $19,000 are related to the relocation of Calyx & Corolla's information technology operations to the Company's Shelburne, Vermont location. Calyx & Corolla General and Administrative costs also include $127,000 in wage and severance costs for employees at the Vero Beach, Florida location whose positions were eliminated during this period. The wage costs savings are partially offset by adding staff at the Shelburne, Vermont location.

Interest expense increased to $675,000 due to increased long term debt obligations associated with the acquisition of Calyx & Corolla for the fiscal year ended June 30, 2004, compared to $606,000 for the fiscal year ended June 30, 2003. Interest income decreased to $43,000 as a result of lower average cash balances in the fiscal year ended June 30, 2004, compared to $138,000 for the fiscal year ended June 30, 2003.

The Company has recorded a tax provision of $1,285,000 for the fiscal year ended June 30, 2004, an effective income tax rate of 40.96 percent. The Company recorded a tax provision of $825,000 for the fiscal year ended June 30, 2003, an effective income tax rate of 40.9 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $72,000, the Series C Preferred Stock dividends of $7,900, the accretion of an original issue discount of $18,000, and the Series D Preferred Stock dividends of $104,000, the net income available to Common Stockholders for the fiscal year ended June 30, 2004 was $1,650,000, compared to a net income available to Common Stockholders of $1,048,000 for the fiscal year ended June 30, 2003.

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

Gross margin increased by $148,000 to approximately $24,791,000 for the fiscal year ended June 30, 2003, from approximately $24,643,000 for the fiscal year ended June 30, 2002. As a percentage of net revenues, gross margin decreased to 61.6 percent for the fiscal year ended June 30, 2002, from 63.2 percent for the fiscal year ended June 30, 2002. The $2,569,000 decrease in gross margin in the BearGram gift delivery service segment is due to lower net revenues in this segment and a decrease of 0.8 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to higher per unit fulfillment costs based on product mix and increased shipping costs. The $49,000 decrease in gross margin in the TastyGram gift service segment is primarily due to a decrease of 18.2 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to lower unit margin products and absorbed costs associated with packaging and product fulfillment in the transition to the TastyGram servicemark. The $142,000 decrease in gross margin in the Corporate/Wholesale segment is due to lower net revenues in this segment and a decrease of 1.0 gross margin percentage points, as compared to the fiscal year ended June 30, 2002, due to increased sales of the domestically made teddy bear products which traditionally have lower unit margins than the Company's imported teddy bear products. These decreases in gross margin were offset by an increases of $2,706,000 in gross margin in the new PajamaGram gift delivery service segment due to increased net revenues in this segment and an increase of 4.4 gross margin percentage points, as compared to the fiscal year ended June 30, 2002. The $202,000 increase in gross margin in the Retail segment is due to increased net revenues in this segment and an increase of 2.5 gross margin percentage points as compared to the fiscal year ended June 30, 2002 as the stores realized increased sales of its Make-A-Friend-For-Life teddy bears that have a higher unit gross margin than other products sold in the retail store.

Selling expenses increased to approximately $17,328,000, or 43.0 percent of net revenues, for the fiscal year ended June 30, 2003, from approximately $15,748,000, or 40.4 percent of net revenues, for the comparable period ending June 30, 2002. This $1,580,000 increase was primarily due to the addition of $2,523,000 in new advertising expenses, which include radio and Internet costs, related to the marketing of the Company's new PajamaGram segment, increases in Retail segment expenses of $155,000 due to the opening of a retail location in Waterbury, VT in June 2002. These increases were offset by lower marketing and merchandising costs associated with the TastyGram gift delivery service of $371,000; decreases of $370,000 in BearGram advertising costs, which include radio, catalog, Internet and print costs; decreases of $349,000 to call center and customer service costs; and a decrease of $8,000 in Corporate/Wholesale expenses during the fiscal year ended June 30, 2003.

General and administrative expenses increased to approximately $4,983,000 for the fiscal year ended June 30, 2003 primarily due to increases in health and business insurance costs and order processing fees from higher net revenues, compared to approximately $4,727,000 for the fiscal year ended June 30, 2002. As a percentage of net revenues, general and administrative expenses increased to 12.4 percent for the fiscal year ended June 30, 2003 from 12.1 percent for the comparable period ended June 30, 2002.

Interest expense increased to $606,000 for the fiscal year ended June 30, 2003, compared to $565,000 for the comparable period ending June 30, 2002. Interest income decreased to $138,000 as a result of lower cash balances and lower interest rates in the fiscal year ended June 30, 2003, compared to $252,000 for the fiscal year ended June 30, 2002.

The Company has recorded a tax provision of approximately $825,000 for the fiscal year ended June 30, 2003, at an effective income tax rate of approximately 40.9 percent. The Company recorded a tax provision of approximately $1,421,000 for the comparable period ended June 30, 2002, at an effective income tax rate of approximately 36.7 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $72,000, the Series C Preferred Stock dividends of $19,000 and the accretion of an original issue discount of $54,000, the net income available to Common Stockholders for the fiscal year ended June 30, 2003 was $1,048,000 compared to a net income available to Common Stockholders of $2,289,000 for the fiscal year ended June 30, 2002.

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

The operating results for each of the quarters in the two year period ended June 30, 2004 have been restated to give effect to the restatement related to our amortization under sale leaseback arrangements. Additionally, basic net income (loss) per share has been restated to include the effect of the Series C Convertible Preferred stock within the calculation of basic weighted average common shares outstanding as it meets the definition of a participating security. Such restatement is discussed in Note 3 to the consolidated financial statements.

Three Months Ended

(in thousands, except per share data)
	June 30 2004	Mar 31 2004	Dec 31 2003	Sept 30 2003	June 30 2003	Mar 31 2003	Dec 31 2002	Sept 30 2002
	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)
Net Revenues	$ 17,359	$ 20,078	$ 13,410	$ 4,980	$ 11,373	$ 14,528	$ 9,290	$ 5,084
Cost of Goods Sold	8,185	8,197	5,756	2,228	4,495	5,403	3,625	1,961
Gross Profit	9,174	11,881	7,654	2,752	6,878	9,125	5,665	3,123
Marketing & Selling	7,330	7,525	5,239	1,801	5,285	5,839	4,131	2,073
General & Administrative	1,476	1,762	1,488	1,077	1,153	1,494	1,252	1,084
Total Operating Expenses	8,806	9,287	6,727	2,878	6,438	7,333	5,383	3,157
Operating Income(Loss)	368	2,594	927	(126)	440	1,792	282	(34)
Other Income(Expense)	(150)	(158)	(177)	(141)	(122)	(149)	(120)	(71)
Income (Loss) Before Income Taxes	218	2,436	750	(267)	318	1,643	162	(105)
Income Tax (Provision) Benefit	(89)	(998)	(307)	109	(130)	(672)	(66)	43
Net Income (Loss)	129	1,438	443	(158)	188	971	96	(62)
Preferred Stock Dividends	(50)	(50)	(52)	(31)	(21)	(21)	(22)	(27)
Accretion of Original Issue Discount	--	--	(5)	(14)	(14)	(13)	(14)	(13)
Net Income (Loss) Available to Common Stockholders	$ 79	$ 1,388	$ 386	$ (203)	$ 153	$ 937	$ 60	$ (102)
Basic Net Income (Loss) Per Share	$0.02	$0.27	$0.08	$(0.04)	$0.03	$0.19	$0.01	$(0.01)
Diluted Net Income (Loss) Per Share	$0.03	$0.22	$0.07	$(0.04)	$0.03	$0.18	$0.02	$(0.01)

Three Months Ended

(in thousands, except per share data)
	June 30 2004	Mar 31 2004	Dec 31 2003	Sept 30 2003	June 30 2003	Mar 31 2003	Dec 31 2002	Sept 30 2002
	(as previously reported, see Note 3)	(as previously reported, see Note 3)	(as previously reported, see Note 3)	(as previously reported, see Note 3)	(as previously reported, see Note 3)	(as previously reported, see Note 3)	(as previously reported, see Note 3)	(as previously reported, see Note 3)
Net Revenues	$ 17,359	$ 20,078	$ 13,410	$ 4,980	$ 11,373	$ 14,528	$ 9,290	$ 5,084
Cost of Goods Sold	8,175	8,187	5,746	2,218	4,485	5,393	3,615	1,952
Gross Profit	9,184	11,891	7,664	2,762	6,888	9,135	5,675	3,132
Marketing & Selling	7,310	7,504	5,219	1,781	5,268	5,822	4,114	2,057
General & Administrative	1,472	1,758	1,484	1,073	1,149	1,490	1,248	1,081
Total Operating Expenses	8,782	9,262	6,703	2,854	6,417	7,312	5,362	3,138
Operating Income(Loss)	402	2,629	961	(92)	470	1,823	313	(6)
Other Income(Expense)	(148)	(156)	(176)	(140)	(120)	(147)	(118)	(70)
Income (Loss) Before Income Taxes	254	2,473	785	(232)	350	1,676	195	(76)
Income Tax (Provision) Benefit	(43)	(1,035)	(356)	94	(155)	(671)	(78)	30
Net Income (Loss)	211	1,438	429	(138)	195	1005	117	(46)
Preferred Stock Dividends	(50)	(50)	(52)	(31)	(21)	(21)	(22)	(27)
Accretion of Original Issue Discount	--	--	(5)	(14)	(14)	(13)	(14)	(13)
Net Income (Loss) Available to Common Stockholders	$ 161	$ 1,388	$ 372	$ (183)	$ 160	$ 971	$ 81	$ (86)
Basic Net Income (Loss) Per Share	$0.03	$0.28	$0.08	$(0.04)	$0.03	$0.20	$0.02	$(0.01)
Diluted Net Income (Loss) Per Share	$0.03	$0.22	$0.07	$(0.04)	$0.03	$0.18	$0.02	$(0.01)

Off-Balance Sheet Arrangements

As of June 30, 2004, the Company did not have an interest in any off-balance sheet arrangements.

Liquidity and Capital Resources

As of June 30, 2004, the Company's cash position increased to $7,057,000, from $5,701,000 at June 30, 2003. Of the $7,057,000, approximately $471,000 is classified as restricted cash; there was $533,000 of restricted cash at June 30, 2003. The largest component of the restricted cash is $471,000 restricted as part of the Company's sale-leaseback transaction. Cash increases of $1,852,000 provided by net income, $1,000,000 in borrowings from Banknorth, N.A. associated with the acquisition of Calyx & Corolla, and a $1,160,000 decrease in inventory were partially offset by a $1,572,000 decrease in accounts payable, $933,000 in payments on long term debt, and the $1,373,000 in cash paid for the acquisition of Calyx & Corolla. A year to year reconciliation of certain lines of the Company's Balance Sheet to the related item on the Consolidated Statement of Cash Flows requires consideration of opening balance sheet amounts related to the acquisition of Calyx & Corolla as discussed in Note 2 to consolidated financial statements.

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

Contractual Obligations

Payments due by fiscal period

Contractual Obligations	Total	Amounts representing interest	Sub total	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,545,000	($204,604)	$2,749,604	$2,324,133	$425,471	--
Capital Lease Obligations	$4,976,568	($4,232,645)	$9,209,213	$2,111,667	$1,407,777	$5,689,769
Operating Lease Obligations	$8,998,486	--	$8,998,486	$3,345,996	$1,622,753	$4,029,737
Series A Preferred Stock Dividends	$576,000 (A)	--	576,000	--	--
SeriesC & D Redeemable Preferred Stock Obligations	$2,868,332	--	$2,868,332	$2,203,628	$664,704	--
Other Long-Term Liabilities	$480,297	--	$480,297	$437,380	$42,917	--
Total	$20,444,683	($4,437,249)	$24,881,932	$10,422,804	$4,163,622	$9,719,506

(A) Amount represents Series A cumulative dividends inception to date. Timing of payments is unknown. Such amount will continue to accumulate at $72,000 per year.

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

Significant Vendors

The Company relies on certain vendors for purchases of products and raw materials. In the BearGram segment, the top three vendors represent 43.4% of the products purchased for that segment. In the PajamaGram segment, no one vendor represents more than 10% of the products purchased for that segment. In the Calyx & Corolla segment, one vendor represents 10.9% of the Calyx & Corolla products purchased. In the TastyGram segment, two vendors represent 22.7% of the products purchased in that segment.

In the Retail segment, one vendor represents 13.5% of the products purchased in the Retail segment. In the Corporate/Wholesale segment, one vendor represents 24.9% of the products purchased in the Corporate/wholesale segment.

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

Goodwill and Indefinite Lived Intangibles

The Company acquired Calyx & Corolla, Inc. on August 29, 2003. This acquisition resulted in $5,383,000 of goodwill and other indefinite lived intangible assets. The Company will test goodwill and other indefinite lived intangible assets for impairment at least annually. The Company completed its impairment testing as of June 30, 2004. Management's estimates of market values, projections of future cash flows and other factors are significant factors in testing goodwill and indefinite lived intangible assets for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge. These adjustments can have a significant impact on future operating results and financial position.

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

Item 8. Financial Statements and Supplementary Data

The list of financial statements set forth under the caption "Index to the Consolidated Financial Statements" on page 58 below is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on

Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company has established disclosure controls and procedures with the intent to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

In April 2005, subsequent to the period covered by this report, our management determined that its previously issued financial statements should be restated to correct our accounting practices applicable to leases. The Company undertook a review of its lease accounting practices as a result of the February 7, 2005 letter from the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants that clarified existing generally accepted accounting principles applicable to leases. As a result of this review, the Company has re-evaluated its accounting treatment with respect to a sale leaseback transaction. The Company has corrected the way it accounts for its one financing lease, executed in July 1997 as part of a sale leaseback transaction involving the Company's factory headquarters in Shelburne, Vermont. Accordingly, the Company has restated its consolidated financial statements dating back to its 1997 transaction, and included herein as of June 30, 2004 and 2003 and for each of the years ended June 30, 2004, 2003 and 2002, included in the Form 10-K/A. Additionally, the Company restated its basic weighted average common shares outstanding and earnings per share calculation to include the effect of the Series C Convertible Preferred Stock as it meets the definition of a participating security. The restatement is further discussed in the "Explanatory Note" in the forepart of this Form 10-K/A and in Note 3 to the consolidated financial statements included herein, on page 78.

In connection with the restatement and the filing of this Form 10-K/A, the Company's management, including the Chief Executive Officer and Chief Accounting Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this Form 10-K/A. In performing this evaluation, management reviewed the Company's accounting as discussed above. As a result of this review, the Company concluded that its previously established lease accounting practices and evaluation of its participating securities were not appropriate and that previously reported financial statements would need to be restated. Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures as of the end of the period covered by this Form 10-K/A were not functioning effectively in ensuring that material information relating to the Company, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of Company personnel. The Company has remediated the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting practices with respect to leases, participating securities and certain other areas and correcting its accounting practices related to leases and participating securities.

(b) Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls, other than the remediation effects discussed above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:

(1) Index to Consolidated Financial Statements (Restated):

Page

Report of Independent Registered Public Accounting Firm 64

Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003 65

Consolidated Statements of Income for the years ended June 30, 2004,

June 30, 2003 and June 30, 2002 66

Consolidated Statements of Stockholders' Equity for the years ended

June 30, 2004, June 30, 2003 and June 30, 2002 67-68

Consolidated Statements of Cash Flows for the years ended

June 30, 2004, June 30, 2003 and June 30, 2002 69

Notes to Consolidated Financial Statements 70

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

23.1 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated May 17, 2005 (filed herein)

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

99 Code of Ethics as adopted by the Board of Directors on August 5, 2004 (filed herein).

(b)Reports on Form 8-K

As reported on March 25, 2004

The Company filed a Form 8-K with respect to the decision of the New York Court of Appeals to reverse the New York Appellate Division's decision to grant the Company summary judgement in its action against 538 Madison Realty Company LLC in the Supreme Court of the State of New York, County of New York.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VERMONT TEDDY BEAR CO., INC.

Dated: May 17, 2005 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: May 17, 2005 By: /s/ Jason Bacon ,

Jason Bacon, Director

Dated: May 17, 2005 By: /s/ Maxine Brandenburg ,

Maxine Brandenburg, Director

Dated: May 17, 2005 By: /s/ Nancy Rowden Brock ,

Nancy Rowden Brock, Director

Dated: May 17, 2005 By: /s/ Frederick M. Fritz ,

Frederick M. Fritz, Director

Dated: May 17, 2005 By: /s/ Fred Marks ,

Fred Marks, Director and Chairman of the board

Dated: May 17, 2005 By: /s/ Spencer C. Putnam ,

Spencer C. Putnam, Director

Dated: May 17, 2005 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, Director,

President, Treasurer,

Chief Executive Officer and Chief

Financial Officer

Dated: May 17, 2005 By: /s/ Thomas R. Shepherd ,

Thomas R. Shepherd, Director

Dated: May 17, 2005 By: /s/ Andrew Williams ,

Andrew Williams, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying consolidated balance sheets of The Vermont Teddy Bear Co., Inc. and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3, the accompanying consolidated financial statements as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004 have been restated.

Boston, Massachusetts

September 28, 2004

(May 17, 2005 as to the effects of the restatements discussed in Note 3)

THE VERMONT TEDDY BEAR CO., INC

Consolidated Balance Sheets

	June 30,	June 30,
	2004	2003
	(as restated, see Note 3)	(as restated, see Note 3)
ASSETS
Cash and cash equivalents	$ 6,586,571	$ 5,168,177
Accounts receivable, trade (net of allowance for doubtful accounts of $13,000 as of June 30, 2004 and 2003)	181,658	62,214
Inventories	4,090,936	4,778,439
Prepaid expenses and other current assets	1,471,355	1,271,478
Deferred income taxes	659,264	712,044
Total Current Assets	12,989,784	11,992,352

Restricted cash	470,835	532,641
Property and equipment, net	6,238,670	6,875,484
Goodwill	4,163,260	--
Indefinite lived intangibles	1,220,000	--
Deposits and other assets	1,223,967	1,004,233
Other Intangibles, net	223,889	--
Total Assets	$ 26,530,405	$ 20,404,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	3,805,939	3,727,671
Accrued expenses	1,854,892	1,416,992
Deferred revenue	1,272,766	--
Current portion of long term debt	763,600	783,000
Current portion of capital lease obligations	175,495	159,061
Total Current Liabilities	7,872,692	6,086,724

Long term debt, net of current portion	1,781,400	1,695,000
Capital lease obligations, net of current portion	4,801,073	4,976,569
Total Liabilities	14,455,165	12,758,293

Commitments and Contingencies (Note 11)

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3 and 18.3 shares; $93,042 and $183,000 liquidation value as of June 30, 2004 and 2003, respectively	93,042	164,889

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,274 liquidation value at June 30, 2004	2,510,274	--

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding 90 shares at June 30, 2004 and 2003; $1,476,000 and $1,404,000 liquidation value at June 30, 2004 and 2003, respectively	1,476,000	1,404,000
Authorized 375,000 shares Series B; issued 204,912 shares; 0 shares outstanding at June 30, 2004 and 2003	--	--
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,176,435 and 8,033,520 shares; outstanding 5,004,149 and 4,861,234 shares as of June 30, 2004 and 2003, respectively	408,822	401,676
Additional paid-in capital	13,780,275	13,518,960
Retained Earnings	5,070,455	3,420,520
Treasury stock at cost: 3,172,286 shares at June 30, 2004 and 2003	(11,263,628)	(11,263,628)
Total Stockholders' Equity	9,471,924	7,481,528
Total Liabilities and Stockholders' Equity	$ 26,530,405	$ 20,404,710

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Income

For the Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)

Net revenues	$ 55,827,533	$ 40,275,401	$ 38,993,591
Cost of goods sold	24,366,502	15,484,696	14,350,333
Gross Profit	31,461,031	24,790,705	24,643,258

Operating expenses:
Marketing & selling expenses	21,894,556	17,328,190	15,747,915
General and administrative expenses	5,803,425	4,982,510	4,726,613
	27,697,981	22,310,700	20,474,528
Operating Income	3,763,050	2,480,005	4,168,730
Interest income	42,641	138,220	251,972
Interest expense	(674,767)	(606,077)	(564,773)
Other income	5,550	5,796	16,878
Income before income taxes	3,136,474	2,017,944	3,872,807
Income tax provision	(1,284,754)	(825,261)	(1,421,263)
Net Income	1,851,720	1,192,683	2,451,544
Series A preferred stock dividends	(72,000)	(72,000)	(72,000)
Series C preferred stock dividends	(7,864)	(18,525)	(36,002)
Series D preferred stock dividends	(103,768)	--	--
Accretion of original issue discount	(18,153)	(54,492)	(54,492)
Net income available to common stockholders	$ 1,649,935	$ 1,047,666	$ 2,289,050

Basic net income per common share	$0.33	$0.18	$0.31

Diluted net income per common share	$0.29	$0.18	$0.29

Weighted average number of common shares outstanding	5,056,456	5,769,905	7,495,337

Weighted average number of diluted common shares outstanding	6,167,634	6,237,089	8,330,409

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2004, 2003 and 2002
	Preferred Stock "A"		Preferred Stock "B"
	Shares	Amount	Shares	Amount
Balance at June 30, 2001 (as previously reported)	90	$1,260,000	--	$ --
Prior Years Adjustment (see Note 3)	--	--	--	--
Balance at June 30, 2001 (as restated)	90	1,260,000	--	--

Exercise of Common Stock Options	--	--	--	--
Warrant Repurchase	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	72,000	--	--
Net Income (as restated, see Note 3)	--	--	--	--
Balance at June 30, 2002 (as restated, see Note 3)	90	1,332,000	--	--

Exercise of Common Stock Options	--	--	--	--
Tax benefit related to employee stock options	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	72,000	--	--
Series C Preferred converted to Common Stock	--	--	--	--
Acquisition of Treasury Stock	--	--	--	--
Warrant modification	--	--	--	--
Net Income (as restated, see Note 3)	--	--	--	--
Balance at June 30, 2003 (as restated, see Note 3)	90	1,404,000	--	--

Exercise of Common Stock Options	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	72,000	--	--
Series C Preferred converted to Common Stock	--	--	--	--
Net Income (as restated, see Note 3)	--	--	--	--
Balance at June 30, 2004 (as restated, see Note 3)	90	$1,476,000	--	$ --

	Common Stock		Additional	Treasury
	Shares	Amount	Paid-in Capital	Stock
Balance at June 30, 2001 (as previously reported)	6,854,246	$342,712	$11,939,720	($117,500)
Prior Years Adjustment (see Note 3)	--	--	--	--
Balance at June 30, 2001 (as restated)	6,854,246	342,712	11,939,720	(117,500)

Exercise of Common Stock Options	11,675	584	11,185	--
Warrant Repurchase	--	--	(272,449)	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Net Income (as restated, see Note 3)	--	--	--	--
Balance at June 30, 2002 (as restated, see Note 3)	6,865,921	343,296	11,678,456	(117,500)

Exercise of Common Stock Options	684,854	34,243	674,159
Tax benefit related to employee stock options	--	--	599,524	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Series C Preferred converted to Common Stock	482,745	24,137	482,821	--
Acquisition of Treasury Stock	--	--	--	(11,146,128)
Warrant modification	--	--	84,000	--
Net Income (as restated, see Note 3)	--	--	--	--
Balance at June 30, 2003 (as restated, see Note 3)	8,033,520	401,676	13,518,960	(11,263,628)

Exercise of Common Stock Options	57,208	2,861	113,700	--
Tax benefit related to employee stock options	--	--	61,900	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Series C Preferred converted to Common Stock	85,707	4,285	85,715	--
Net Income (as restated, see Note 3)	--	--	--	--
Balance at June 30, 2004 (as restated, see Note 3)	8,176,435	$408,822	$13,780,275	($11,263,628)

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2004, 2003 and 2002

	Retained
	Earnings	Stockholders'
	(Deficit)	Equity
Balance at June 30, 2001 (as previously reported)	$928,797	$14,353,729
Prior Years Adjustment (see Note 3)	(348,848)	(348,848)
Balance at June 30, 2001 (as restated)	579,949	14,004,881

Exercise of Common Stock Options	--	11,769
Warrant Repurchase	(496,145)	(768,594)
Accretion of Original Issue Discount Series C Preferred Stock	(54,492)	(54,492)
Preferred Stock Dividends	(108,002)	(36,002)
Net Income (as restated, see Note 3)	2,451,544	2,451,544
Balance at June 30, 2002 (as restated, see Note 3)	2,372,854	15,609,106

Exercise of Common Stock Options	--	708,402
Tax benefit related to employee stock options	--	599,524
Accretion of Original Issue Discount Series C Preferred Stock	(54,492)	(54,492)
Preferred Stock Dividends	(90,525)	(18,525)
Series C Preferred converted to Common Stock	--	506,958
Acquisition of Treasury Stock	--	(11,146,128)
Warrant modification	--	84,000
Net Income (as restated, see Note 3)	1,192,683	1,192,683
Balance at June 30, 2003 (as restated, see Note 3)	3,420,520	7,481,528

Exercise of Common Stock Options	--	116,561
Tax benefit related to employee stock options	--	61,900
Accretion of Original Issue Discount Series C Preferred Stock	(18,153)	(18,153)
Preferred Stock Dividends	(183,632)	(111,632)
Series C Preferred converted to Common Stock	--	90,000
Net Income (as restated, see Note 3)	1,851,720	1,851,720
Balance at June 30, 2004 (as restated, see Note 3)	$5,070,455	$9,471,924

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
	(as restated, see Note 3)	(as restated, see Note 3)	(as restated, see Note 3)

Cash flows from operating activities
Net Income	$1,851,720	$1,192,683	$2,451,544
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,046,321	1,025,033	1,021,223
Deferred income taxes	52,780	(191,913)	(67,530)
Tax benefit related to employee stock options	61,900	599,524	--
Gain on disposal of fixed assets	(166)	(5,729)	(86)
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	117,559	27,600	31,610
Inventories	1,160,420	(807,620)	1,544,564
Prepaid and other current assets	(1,218)	(816,003)	(356,881)
Deposits and other assets	(255,146)	(49,560)	(7,435)
Accounts payable	(1,572,240)	583,712	23,033
Accrued expenses	382,804	60,178	152,120
Deferred revenue	154,005	--	--
Net cash provided by operating activities	2,998,739	1,617,905	4,792,162
Cash flows from investing activities:
Purchases of property and equipment	(194,473)	(457,529)	(603,631)
Proceeds from sale of property and equipment	2,385	6,305	2,340
Cash paid for business acquired	(1,373,206)	--	--
Decrease (Increase) in restricted cash	61,806	54,633	(8,574)
Net cash used in investing activities	(1,503,488)	(396,591)	(609,865)
Cash flows from financing activities:
Borrowings of short-term debt	500,000	200,000	--
Borrowings of long-term debt	1,000,000	3,000,000	--
Repayments of short-term debt	(500,000)	(200,000)	--
Repayments of long-term debt	(933,000)	(522,000)	--
Principal payments on capital lease obligations	(159,062)	(160,621)	(136,017)
Issuance of common stock, exercise of stock options	116,561	708,402	11,768
Acquisition of treasury stock	--	(11,146,128)	--
Warrant repurchase	--	--	(768,595)
Payment of preferred stock dividends	(101,356)	(18,525)	(36,002)
Net cash used in financing activities	(76,857)	(8,138,872)	(928,846)

Net increase (decrease) in cash and cash equivalents	1,418,394	(6,917,558)	3,253,451

Cash and cash equivalents, beginning of year	5,168,177	12,085,735	8,832,284

Cash and cash equivalents, end of year	$ 6,586,571	$ 5,168,177	$ 12,085,735

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 669,884	$ 591,938	$ 564,773
Cash paid for income taxes	1,583,000	1,140,000	1,784,306

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of Series C Preferred Stock to Common Stock	$ 90,000	$ 506,958	$ --
Series A Preferred Stock dividends	72,000	72,000	72,000
Issuance of Series D Preferred Stock for business acquired	2,500,000	--	--
Accretion of original issue discount	18,153	54,492	54,492
Warrant modification	--	84,000	--

The accompanying notes are an integral part of these consolidated financial statements.

The Vermont Teddy Bear Co., Inc.

Notes to the Consolidated Financial Statements

June 30, 2004

Note 1. Summary of Significant Accounting Policies

Description of Business and Operations

The Vermont Teddy Bear Co., Inc. (the "Company"), which was incorporated under the laws of the State of New York in 1984, is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the BearGram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. In addition, the Company sells and delivers Calyx & Corolla floral gifts, PajamaGram and TastyGram gifts. The Calyx & Corolla delivery service involves sending premium flowers and plants with unique up-scale arrangements and containers to recipients, direct from the growers, as gifts for special occasions and holidays. The PajamaGram gift delivery service offers a variety of pajamas and related sleepwear and spa products packaged with lavender tub tea and a personalized card in a keepsake organza hat-box, and delivered in a colorful gift box. The TastyGram gift delivery service includes regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza delivered in a gift box complete with a personalized greeting card. Principal geographic markets include New York, Boston, Philadelphia, Detroit, Los Angeles, and Chicago. The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day, and Christmas as the Company's largest sales seasons.

Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and its wholly owned subsidiaries, SendAMERICA, Inc. and Calyx & Corolla, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include inventory valuation, returns and allowances, the income tax provision, impairment of goodwill and other intangible assets and, as discussed in Note 11, the accrual for an estimated loss under a lease obligation as of June 30, 2004. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Revenue Recognition

Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, delivery has occurred and when a fixed fee and collectibility is reasonably assured. The Company charges customers in advance of delivery under certain sales programs through its Calyx & Corolla segment. Charges to customers under these programs are classified as deferred revenue in the accompanying consolidated balance sheets, and revenue is recognized as delivery occurs. Shipping and handling charges to customers are included in net revenues and associated costs are included in cost of goods sold.

Allowances for sales returns are estimated as a component of net sales in the period in which the related sales are recognized. The Company estimates the amount of the allowance based on historical experience or known returns.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 2004 and 2003, approximately $471,000 and $533,000 of the Company's cash was restricted, respectively. At June 30, 2004 and 2003, the largest component of the restricted cash was $471,000 and $463,000, respectively, which has been restricted as part of the Company's sale-leaseback transaction (see Note 8).

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

Depreciation, including amortization of assets covered by capital leases, is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Building	20 years
Equipment	3-10 years
Furniture and fixtures	3-7 years
Vehicles	5 years

Amortization of leasehold improvements is provided over their estimated useful lives or the remaining lease term, whichever is shorter, ranging from three to twenty years. Renewals and improvements that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

At June 30, 2004 and 2003, capitalized advertising costs included in prepaid expenses and other current assets on the Company's consolidated balance sheets, were approximately $196,000 and $27,000, respectively, consisting primarily of unamortized direct-response catalog costs. Advertising expenses included in marketing & selling expenses on the Company's consolidated statements of income were $14,195,000, $10,824,000 and $9,167,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Of these costs, $371,000, $166,000 and $178,000, were related to commissions paid under certain affiliate programs for the years ended June 30, 2004, 2003 and 2002 respectively. The Company partnered with several unrelated companies and pays these partners a percentage of sales generated or on a "cost per click" basis when customers click on certain keywords and phrases on partners sites to link to the Company's website.

Goodwill and Other Intangible Assets

The Company reviews the carrying value of its goodwill and other intangible assets and assesses the remaining estimated useful lives of its intangible assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. Effective with the acquisition of Calyx and Corolla in August of 2003, the Company established a new reporting unit for Calyx and Corolla. The Company assesses impairment on an annual basis or on an interim basis if events occur or circumstances change that reduce the fair value of a reporting unit below its carrying value. This assessment requires the determination of the fair value of reporting units as compared to their carrying value. When determining the fair value of its reporting units, the Company utilizes the income approach, which requires various assumptions including the use of estimates of future revenues, cash flows, and capital expenditures as well as market trends and growth. The Company believes the estimates and assumptions utilized to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates. The Company performed its annual impairment test at June 30, 2004 and concluded that there is no impairment of goodwill or other intangible assets for the year ended June 30, 2004.

Impairment of Long-Lived Assets

          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we evaluate long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

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

Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding and participating Series C shares for all periods presented. The dilutive effect of stock options, and other common stock equivalents, is included in the calculation of diluted earnings per share using the treasury stock method and the as converted method in respect to convertible preferred Series C and D issuances.

The following tables reconcile the net income available to common stockholders and the weighted average common shares outstanding to the diluted net income available to common stockholders and shares used in the computation of basic and diluted earnings per share:

		Years Ended
	June 30, 2004	June 30,2003	June 30, 2002
Net income available to common stockholders used in basic EPS calculation	$1,649,935	$1,047,666	$2,289,050
Add: Dividends on Series C Preferred Stock	7,864	18,525	36,002
Accretion of original issue discount attributable to Series C Preferred Stock	18,153	54,492	54,492
Dividends on Series D Preferred Stock	103,768	__________	__________
Net income available to common stockholders used in diluted EPS calculation	$1,779,720	$1,120,683	$2,379,544

		Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Weighted average basic number of shares	4,932,009	5,464,996	6,838,250
Effect of conversion of Preferred Series C	124,447	304,909	657,087
Weighted average number of shares used in basic EPS calculation	5,056,456	5,769,905	7,495,337
Add: Common Shares issuable upon Exercise of:
Stock options	967,883	1,038,366	1,234,556
Warrants	193,111	193,111	420,961
Convertible Preferred Series D Stock	594,049	--	--
Total Common Shares issuable	1,755,043	1,231,477	1,655,517
Less: Shares assumed to be repurchased under treasury stock method	(643,865)	(764,293)	(820,445)
Weighted average number of shares used in diluted EPS calculation	6,167,634	6,237,089	8,330,409

Diluted weighted average shares outstanding for 2004, 2003 and 2002 exclude 13,500, 48,000 and 149,046 potential common shares, respectively, because the exercise price of the stock options were greater than the average market price of the common stock for that period.

Stock-Based Compensation

Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no accounting recognition is given to stock options granted to employees at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders' equity and cash.

Pro-forma disclosure - Had the Company recognized compensation costs for its stock option plans based on fair market value for awards under those plans, in accordance with SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, pro forma net income and pro forma net income per share would have been as follows:

	2004	2003	2002
Net Income available to common stockholders	$1,649,935	$1,047,666	$2,289,050
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net of related tax effects	(137,203)	(149,846)	(149,977)
Pro forma net income available to common stockholders	$1,512,732	$897,820	$2,139,073

Basic EPS - as reported	$0.33	$0.18	$0.31
Basic EPS - pro forma	$0.30	$0.16	$0.29
Diluted EPS - as reported	$0.29	$0.18	$0.29
Diluted EPS - pro forma	$0.27	$0.16	$0.27

The fair values used to compute pro forma net income and net income per share were estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4.62%	3.54%	4.56%
Expected dividend yield	0%	0%	0%
Expected volatility	46%	60%	63%
Expected lives	5.7 years	6.5 years	5.4 years

Comprehensive Income

The comprehensive income and loss is the same as net income and loss for each period presented.

Recent Accounting Pronouncements

In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities", respectively. These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not have a material impact on the Company's consolidated financial position or results of operations. Provisions of this statement not yet adopted are not expected to have a material impact on the consolidated financial position or results of operations.

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

The following pro forma information for the Company and its consolidated subsidiaries for the following three and twelve month periods ended June 30, 2004 and 2003 was prepared assuming the acquisition of Calyx & Corolla occurred at the beginning of each period presented. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the Calyx & Corolla acquisition had occurred at the beginning of each period presented.

Three Months Ended Twelve Months Ended

June 30, June 30,

	2004	2003	2004	2003
Revenue	$ 17,359,522	$ 16,108,866	$ 56,979,654	$ 56,798,317
Net income attributable to common shareholders	$ 138,809	$ (79,509)	$ 1,511,460	$ 904,112
Basic income per common share	$ 0.03	$ (0.02)	$ 0.30	$ 0.16

Diluted net income attributable to common shareholders	$ 171,368	$ (647)	$ 1,641,245	$ 1,102,129
Diluted income per diluted share	$ 0.03	$ (0.00)	$ 0.27	$ 0.16

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

As a result of restrictive covenants, the Company amended certain lending arrangements with its lessor in the sale-leaseback transaction and its lender related to this transaction.

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

Note 3. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the 2004 consolidated financial statements, the Company has determined that amortization of a building and the related costs financed under a sale-leaseback arrangement should have been amortized over the financing period of twenty years rather than the estimated useful life of the building of thirty-seven years. As a result, the accompanying consolidated balance sheets as of June 30, 2004 and 2003, and the related consolidated statements of income and cash flows for the years ended June 30, 2004, 2003, and 2002 have been restated to correct these errors. Additionally, the Company restated its basic weighted average common shares outstanding and earnings per share calculation to include the effect of the Series C Convertible Preferred Stock as it meets the definition of a participating security. The following tables summarize the effect of such restatement:

Consolidated Balance Sheets as of June 30,:

	2004		2003
	As Reported	As Restated	As Reported	As Restated
Deferred income taxes	$500,578	$659,264	$525,522	$712,044
Total current assets	12,831,098	12,989,784	11,805,830	11,992,352
Property and equipment, net	7,179,689	6,238,670	7,679,721	6,875,484
Total assets	27,312,738	26,530,405	21,022,425	20,404,710
Current portion of capital lease obligations	182,546	175,495	182,273	159,061
Total current liabilities	7,879,743	7,872,692	6,109,936	6,086,724
Capital lease obligations, net of current portion	4,753,007	4,801,073	4,918,847	4,976,569
Deferred income taxes	220,262	--	137,344	--
Total liabilities	14,634,412	14,455,165	12,861,127	12,758,293
Retained earnings	5,673,541	5,070,455	3,935,401	3,420,520
Total stockholders' equity	10,075,010	9,471,924	7,996,409	7,481,528

Consolidated Statements of Income for the years ended June 30,:

	2004		2003		2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cost of goods sold	$24,326,047	$24,366,502	$15,445,502	$15,484,696	$14,300,476	$14,350,333
Gross profit	31,501,486	31,461,031	24,829,899	24,790,705	24,693,115	24,643,258
Marketing & selling expenses	21,814,290	21,894,556	17,261,185	17,328,190	15,681,904	15,747,915
General and administrative expenses	5,787,364	5,803,425	4,968,382	4,982,510	4,705,699	4,726,613
Operating income	3,899,832	3,763,050	2,600,332	2,480,005	4,305,512	4,168,730
Interest expense	(668,262)	(674,767)	(599,224)	(606,077)	(559,165)	(564,773)
Income before income taxes	3,279,761	3,136,474	2,145,124	2,017,944	4,015,197	3,872,807
Income tax provision	(1,339,836)	(1,284,754)	(873,717)	(825,261)	(1,476,344)	(1,421,263)
Net income	1,939,925	1,851,720	1,271,407	1,192,683	2,538,853	2,451,544
Net income available to common stockholders	1,738,140	1,649,935	1,126,390	1,047,666	2,376,359	2,289,050
Basic net income per common share	$0.35	$0.33	$0.21	$0.18	$0.35	$0.31
Diluted net income per common share	$0.30	$0.29	$0.19	$0.18	$0.30	$0.29

Consolidated Statements of Cash Flows for the years ended June 30,:

	2004		2003		2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net cash from operating activities	$3,005,244	$2,998,739	$1,624,758	$1,617,905	$4,797,770	$4,792,162
Net cash flow financing activities	(83,362)	(76,857)	(8,145,725)	(8,138,872)	(934,454)	(928,846)

Note 4. Inventories

Inventories consist of the following at June 30, 2004 and 2003:

	2004	2003
Raw materials	$ 451,179	$ 483,547
Work-in-process	192,670	459,565
Finished goods	3,447,087	3,835,327
	$4,090,936	$4,778,439

Note 5. Property and Equipment

Property and equipment consist of the following at June 30, 2004 and 2003:

	2004	2003
Land and land improvements	$ 1,244,532	$ 1,244,532
Building	6,668,134	6,668,134
Equipment	4,876,080	4,636,825
Furniture and fixtures	415,921	409,832
Vehicles	71,858	71,858
Leasehold improvements	596,194	563,076
	13,872,719	13,594,257
Less - Accumulated depreciation and amortization	(7,634,049)	(6,718,773)
	$ 6,238,670	$ 6,875,484

Depreciation expense for the years ended June 30, 2004, 2003 and 2002 was $920,696, $974,332 and $969,361 respectively.

Note 6. Related Party Transactions

Included in Deposits and other assets at June 30, 2004 is a recourse demand note from Elisabeth Robert, a director and Chief Executive Officer of the Company to finance certain income tax obligations related to her exercise of stock options. The loan balance which was $3,646 and $18,390 as of June 30, 2004 and 2003, respectively is being repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Elisabeth Robert's employment agreement with the Company dated November 21, 2001. The interest rate on the Note is a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the Note is secured by a stock pledge agreement from Ms. Robert.

Note 7. Accrued Expenses

Accrued expenses at June 30, 2004 and 2003 consist of the following:

	2004	2003
Compensation and other benefits	$1,143,045	$ 891,709
Other accrued liabilities	711,847	525,283
Total Accrued Expenses	$1,854,892	$1,416,992

Note 8. Indebtedness

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company received approximately $5.9 million in cash. Associated transaction costs (comprised entirely of external legal, investment advisory, and other professional fees) of $679,000, have been capitalized and recorded as a component of other assets. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options at the Company's discretion. The transaction was accounted for as a financing transaction in accordance with SFAS 98, Accounting for Leases. The associated transaction costs of $679,000 are being amortized over the twenty-year term of the debt. The net book value of the building and apportioned land and land improvements was $4,452,328 and $4,773,465 as of June 30, 2004 and June 30, 2003, respectively.

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

On September 27, 2002, the Company closed on two loan facilities with Banknorth, N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 200 basis points. The revolving line of credit in the amount of $4,000,000 was to be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest was to be due. On September 17, 2004, Banknorth extended the maturity date for the line of credit until December 31, 2004. During the term of the revolving line of credit, the Company will make monthly payments of interest calculated on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At June 30, 2004 there were no outstanding borrowings on the Banknorth, N.A. revolving line of credit.

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

The following is a summary of the Company's long-term debt obligations as of June 30, 2004:

Fiscal Year	Long-Term Debt Obligations
2005	$ 859,865
2006	777,866
2007	686,402
2008	375,169
2009	50,302
Sub total	2,749,604
Less amounts representing interest and dividends	(204,604)
Total	$ 2,545,000

Note 9. Issuer Tender Offer

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

Note 10. Significant Vendors

The following table is a summary of the Company's significant vendor purchases as a percent of total purchases of product, raw materials and supplies in each respective business segment during the fiscal years ended June 30, 2004, 2003, and 2002

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

Note 11. Commitments and Contingencies

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

In addition, the Company leases various equipment under non-cancelable capital lease agreements. Capital leases and non-cancelable operating leases at June 30, 2004 require the following annual minimum lease payments:

	Capital Leases	Operating Leases
2005	$ 703,889	$ 1,298,318
2006	703,889	1,166,819
2007	703,889	880,859
2008	703,889	855,184
2009	703,889	767,569
Thereafter	5,689,768	4,029,737
Total minimum lease payments	9,209,213	$ 8,998,486
Less- Amounts representing interest	4,232,645
Present value of lease payments	4,976,568
Less- Current installments	175,495
Long-term portion	$ 4,801,073

The original cost and net book value of assets under capital lease at June 30, 2004 and 2003 were $6,708,075 and $4,452,328, and $6,708,075 and $4,773,465, respectively. Rental expense under operating leases for the years ended June 30, 2004, 2003 and 2002 were $1,396,116, $1,185,478, and $1,064,154, respectively.

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

Note 12. Income Taxes

The provision for income taxes for the years ended June 30, 2004, 2003 and 2002 were comprised of the following:

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Current -
Federal	$ 964,485	$ 777,247	$ 1,121,037
State	267,489	239,927	367,756
	$ 1,231,974	$1,017,174	$ 1,488,793
Deferred -
Federal	$ 40,329	$ (147,382)	$ (48,636)
State	12,451	(44,531)	(18,894)
	52,780	(191,913)	(67,530)
Income tax provision	$ 1,284,754	$ 825,261	$ 1,421,263

The components of the net deferred tax asset as of June 30, 2004 and 2003 are presented below:

Deferred tax assets	June 30, 2004	June 30, 2003
Vacation accrual	$ 114,769	$ 114,844
Inventories	51,007	83,048
Depreciation	158,686	186,522
Deferred rent	38,294	38,342
Other	174,482	134,114
Accrued Expenses	201,146	165,854
Total deferred tax assets	738,384	722,724

Deferred tax liabilities
Prepaid Expenses	(79,120)	(10,680)
Total deferred tax liabilities	(79,120)	(10,680)
Net deferred tax asset	$ 659,264	$712,044

The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 2004, 2003 and 2002:

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Federal tax rate	34.0%	34.0%	34.0%
Increase (reduction) resulting from:
State taxes - net of Federal benefits	5.9%	6.4%	6.0%
Other	0.9%	0.3%	(3.4%)
Meals and Penalties	0.2%	0.2%	0.1%
Income tax provision	41.0%	40.9%	36.7%

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

Note 13. Preferred Stock

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

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2004 $7,863 of dividends were paid in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. For the fiscal year ended June 30, 2002 $36,002 of dividends were paid in cash. In addition to Series C Preferred dividends, the holders of the Series C Preferred stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of Common stock) are paid with respect to the Common stock (treating each share of Series C Preferred stock as being equal to the number of shares of Common stock into which each share of Series C Preferred could be converted).

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

Note 14. Warrants

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

	June 30, 2004
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	$1.310	9/27/2009
42,500	1.050	9/27/2009

	June 30, 2003
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	$1.310	9/27/2009
42,500	1.050	9/27/2009

	June 30, 2002
Warrant	Exercise	Expiration
Shares	Price	Date
150,611	$1.310	7/18/2004
42,500	1.050	11/3/2005

Note 15. Stock Options

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

	Number of Shares	Price Range	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding June 30, 2001	1,243,714	$1.00 - $4.31	$1.31	5.9 years
Granted	75,000	$3.40	$3.40
Exercised	(11,675)	$1.00 - $1.38	$1.01
Cancelled	(1,250)	$1.00 - $3.50	$3.00
Outstanding June 30, 2002	1,306,789	$1.00 - $4.31	$1.43	5.1 years
Granted	169,740	$3.40	$3.40
Exercised	(665,354)	$1.00 - $3.50	$1.00
Cancelled	(14,870)	$1.38 - $3.50	$3.39
Outstanding June 30, 2003	795,305	$1.00 - $4.31	$2.17	6.4 years
Granted	--	--	--
Exercised	(36,275)	$1.00 - $4.31	$1.24
Cancelled	(500)	$3.50	$3.50
Outstanding June 30, 2004	758,530	$1.00 - $4.00	$2.22	5.5 years

The following table summarizes information for options outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Prices	Number of Shares	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number of Shares	Wtd. Avg. exercise price
$1.00 - $1.25	357,160	4.0	$1.05	357,160	$1.05
$1.66 - $3.40	318,370	7.3	3.18	137,249	3.10
$3.50 - $4.00	83,000	5.1	3.51	82,500	3.51
$1.00 - $4.00	758,530	5.5	$2.22	576,909	$1.89

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

	Number of	Weighted Avg.
	Shares	Price
Outstanding June 30, 2001	128,000	$2.78
Granted	32,500	3.19
Exercised	--	--
Cancelled	--	--
Outstanding June 30, 2002	160,500	3.07
Granted	38,500	3.55
Exercised	(19,500)	2.09
Cancelled	-	--
Outstanding June 30, 2003	179,500	3.28
Granted	35,000	4.47
Exercised	(20,933)	3.42
Cancelled	--	--
Outstanding June 30, 2004	193,567	$3.48

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

Note 16. Segment Information

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

		Gift Delivery	Services
FY 2004	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$28,652,928	$ 7,385,273	$ 15,718,595	$ 365,381	$ 3,032,997	$ 672,359	$ 55,827,533
Cost of Goods Sold	11,373,974	3,087,747	8,254,966	255,788	1,081,967	312,060	24,366,502
Gross Margin	$ 17,278,954	$ 4,297,526	$ 7,463,629	$ 109,593	$ 1,951,030	$ 360,299	$ 31,461,031
Gross Margin %	60.3%	58.2%	47.5%	30.0%	64.3%	53.6%	56.4%

		Gift Delivery	Services
FY 2003	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$ 30,733,884	$ 5,269,749	--	$ 448,183	$ 3,469,596	$ 353,989	$ 40,275,401
Cost of Goods Sold	11,365,440	2,416,748	--	361,906	1,154,641	185,961	15,484,696
Gross Margin	$ 19,368,444	$ 2,853,001	--	$ 86,277	$ 2,314,955	$ 168,028	$ 24,790,705
Gross Margin %	63.0%	54.1%	--	19.3%	66.7%	47.5%	61.6%

		Gift Delivery	Services
FY 2002	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$ 34,407,156	$ 295,494	--	$ 360,771	$ 3,290,930	$ 639,240	$ 38,993,591
Cost of Goods Sold	12,469,867	148,492	--	225,385	1,177,543	329,046	14,350,333
Gross Margin	$ 21,937,289	$ 147,002	--	$ 135,386	$ 2,113,387	$ 310,194	$ 24,643,258
Gross Margin %	63.8%	49.7%	--	37.5%	64.2%	48.5%	63.2%

(*) SendAMERICA, Inc. began doing business as the TastyGram delivery service in October 2002.

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-91115 on Form S-3 and 333-74493 on Form S-8 of The Vermont Teddy Bear Co., Inc. and subsidiaries of our report dated September 28, 2004 (May 17, 2005 as to the effects of the restatements discussed in Note 3) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 3), appearing in the Annual Report on Form 10-K/A of The Vermont Teddy Bear Co. Inc., and subsidiaries for the year ended June 30, 2004.

Boston, Massachusetts

May 17, 2005