Form 10-Q
period 2005-03-31
VERMONT TEDDY BEAR CO INC
filed 2005-05-18
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 .

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

Yes__; No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2005, there were 5,039,098 shares of the registrant's common stock (par value $.05 per share) outstanding.

The Vermont Teddy Bear Co., Inc.

Index to Form 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets
	March 31, 2005	June 30, 2004
ASSETS
Cash and cash equivalents	$8,376,395	$ 6,586,571
Accounts receivable, trade (net of allowance for doubtful accounts of $17,000 and $13,000 as of March 31, 2005 and June 30, 2004, respectively)	84,162	181,658
Inventories	6,087,791	4,090,936
Prepaid expenses and other current assets	1,865,028	1,471,355
Deferred income taxes	659,264	659,264
Total Current Assets	17,072,640	12,989,784

Restricted cash	473,770	470,835
Property and equipment, net	6,169,226	6,238,670
Goodwill	4,163,260	4,163,260
Indefinite lived intangibles	1,220,000	1,220,000
Deposits and other assets	1,130,755	1,223,967
Other intangibles, net	146,389	223,889
Total Assets	$ 30,376,040	$ 26,530,405

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$ 4,105,506	$ 3,805,939
Accrued expenses	5,598,429	1,854,892
Deferred revenue	1,388,686	1,272,766
Current portion of long-term debt	663,900	763,600
Current portion of capital lease obligations	190,217	175,495
Total Current Liabilities	11,946,738	7,872,692

Long-term debt, net of current portion	1,280,975	1,781,400
Capital lease obligations, net of current portion	4,656,515	4,801,073
Total Liabilities	17,884,228	14,455,165

Commitments and Contingencies (Note 11)

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3 shares, $93,042 liquidation value as of March 31, 2005 and June 30, 2004	93,042	93,042

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,616 and $2,510,274 liquidation value at March 31, 2005 and June 30, 2004, respectively	2,510,616	2,510,274

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding; 90 shares at March 31, 2005 and June 30, 2004; $1,530,000 and $1,476,000 liquidation value at March 31, 2005 and June 30, 2004, respectively	1,530,000	1,476,000
Authorized 375,000 shares Series B; issued 204,912 shares; 0 shares outstanding at March 31, 2005 and June 30, 2004	--	--
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,211,184 and 8,176,435 shares; outstanding 5,038,898 and 5,004,149 shares as of March 31, 2005 and June 30, 2004, respectively	410,559	408,822
Additional paid-in capital	13,884,780	13,780,275
Retained earnings	5,326,443	5,070,455
Treasury stock at cost: 3,172,286 shares at March 31, 2005 and June 30, 2004	(11,263,628)	(11,263,628)
Total Stockholders' Equity	9,888,154	9,471,924
Total Liabilities and Stockholders' Equity	$ 30,376,040	$ 26,530,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

Three Months Ended Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
		(as restated, see Note 2)		(as restated, see Note 2)
Net revenues	$ 25,573,767	$ 20,078,040	$ 47,839,754	$ 38,468,011
Cost of goods sold	10,878,855	8,196,650	21,113,190	16,180,911
Gross Profit	14,694,912	11,881,390	26,726,564	22,287,100

Operating expenses:
Marketing and selling expenses	8,721,041	7,524,196	17,269,921	14,563,948
General and administrative expenses	2,399,340	1,761,760	5,334,648	4,326,771
Legal settlement	2,150,000	--	2,150,000	--
	13,270,381	9,285,956	24,754,569	18,891,719
Operating Income	1,424,531	2,595,434	1,971,995	3,396,381
Interest income	21,651	10,348	32,355	28,108
Interest expense	(156,774)	(168,819)	(488,773)	(509,376)
Other (expense) income	(715)	251	5,262	2,493
Income before income taxes	1,288,693	2,437,214	1,520,839	2,917,606
Income tax provision	(1,017,875)	(998,283)	(1,112,823)	(1,195,051)
Net Income	270,818	1,438,931	408,016	1,722,555
Series A preferred stock dividends	(18,000)	(18,000)	(54,000)	(54,000)
Series C preferred stock dividends	(1,378)	(1,392)	(4,192)	(6,471)
Series D preferred stock dividends	(30,824)	(30,822)	(93,836)	(72,602)
Accretion of original issue discount	--	--	--	(18,153)
Net Income available to common stockholders	$ 220,616	$ 1,388,717	$ 255,988	$ 1,571,329

Basic net income per common share	$0.04	$0.27	$0.05	$0.31

Diluted net income per common share	$0.04	$0.22	$0.05	$0.27

Weighted average number of common shares outstanding	5,116,471	5,062,525	5,103,938	5,049,872

Weighted average number of diluted common shares outstanding	6,424,231	6,323,312	5,650,253	6,093,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2005 and 2004

	2005	2004
		(as restated, see Note 2)
Cash flows from operating activities:
Net income	$ 408,016	$ 1,722,555
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	758,030	724,143
Deferred income taxes	--	64,450
Unrecognized gain on disposal of fixed assets	(119,689)	--
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	97,496	(110,820)
Inventories	(1,996,855)	98,542
Prepaid and other current assets	(393,673)	175,136
Deposits and other assets	67,768	46,864
Accounts payable	299,567	376,765
Accrued expenses	3,743,538	913,412
Deferred revenue	115,920	517,496
Net cash provided by operating activities	2,980,118	4,528,543
Cash flows from investing activities:
Purchases of property and equipment	(721,837)	(122,813)
Proceeds from sale of property and equipment	255,882	--
Cash paid for business acquired	--	(1,373,206)
Increase in restricted cash	(2,935)	(7,173)
Net cash used in investing activities	(468,890)	(1,503,192)
Cash flows from financing activities:
Borrowings of short-term debt	1,850,000	500,000
Borrowings of long-term debt	--	1,000,000
Repayments of short-term debt	(1,850,000)	(500,000)
Repayments of long-term debt	(600,125)	(687,250)
Principal payments on capital lease obligations	(129,836)	(118,020)
Issuance of common stock, exercise of stock options	106,242	35,042
Payment of preferred stock dividends	(97,685)	(68,800)
Net cash (used in) provided by financing activities	(721,404)	160,972

Net increase in cash and cash equivalents	1,789,824	3,186,323

Cash and cash equivalents, beginning of period	6,586,571	5,168,177

Cash and cash equivalents, end of period	$ 8,376,395	$ 8,354,500

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	485,552	504,667
Cash paid for income taxes	52,000	20,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of Series C Preferred Stock to Common Stock	--	90,000
Series A Preferred Stock dividends	54,000	54,000
Issuance of Series D Preferred Stock for business acquired	--	2,500,000
Accretion of original issue discount	--	18,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

The unaudited condensed consolidated financial statements of The Vermont Teddy Bear Co., Inc. and subsidiaries (the "Company") included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial condition and results of operations for such interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004, included in the Company's filing with the SEC on Amendment No. 2 of Form 10-K/A. The Company's sales are seasonal in nature and, therefore, the results for these interim periods are not necessarily indicative of the results expected for the respective full year.

(2) Restatement of Consolidated Financial Statements

Subsequent to the issuance of the 2004 consolidated financial statements, the Company has determined that amortization of a building and the related costs financed under a sales-leaseback arrangement should have been amortized over the financing period of twenty years rather than the estimated useful life of the building of thirty-seven years. Additionally, the Company restated its basic weighted average common shares outstanding and earnings per share calculation to include the effect of the Series C Convertible Preferred Stock as it meets the definition of a participating security. As a result, the accompanying balance sheet as of June 30, 2004, the related consolidated statements of income for the three and nine months ended March 31, 2004, and the related statement of cash flows for the nine months ended March 31, 2004 have been restated to correct these errors. The following tables summarize the effect of such restatements:

Consolidated Statement of Income for the three months ended March 31, 2004:

	As Reported	As Restated
Cost of goods sold	$ 8,186,536	$ 8,196,650
Gross profit	11,891,504	11,881,390
Marketing & selling expenses	7,504,129	7,524,196
General and administrative expenses	1,757,745	1,761,760
Operating income	2,629,630	2,595,434
Interest expense	(167,193)	(168,819)
Income before income taxes	2,473,036	2,437,214
Income tax provision	(1,034,890)	(998,283)
Net income	1,438,146	1,438,931
Net income available to common stockholders	1,387,932	1,388,717
Basic net income per common share	$0.28	$0.27
Diluted net income per common share	$0.22	$0.22

Consolidated Statement of Income for the nine months ended March 31, 2004

	As Reported	As Restated
Cost of goods sold	$ 16,150,569	$ 16,180,911
Gross profit	22,317,442	22,287,100
Marketing & selling expenses	14,503,747	14,563,948
General and administrative expenses	4,314,726	4,326,771
Operating income	3,498,969	3,396,381
Interest expense	(504,498)	(509,376)
Income before income taxes	3,025,072	2,917,606
Income tax provision	(1,296,563)	(1,195,051)
Net income	1,728,509	1,722,555
Net income available to common stockholders	1,577,283	1,571,329
Basic net income per common share	$0.32	$0.31
Diluted net income per common share	$0.27	$0.27

Consolidated Statements of Cash Flows for the nine months ended March 31, 2004

	As Reported	As Restated
Net cash from operating activities	$ 4,533,422	$ 4,528,543
Net cash flow financing activities	156,093	160,972

(3) Basis of Consolidation

The consolidated financial statements include the accounts of The Vermont Teddy Bear Co., Inc. and its wholly owned subsidiaries, SendAMERICA, Inc. and Calyx & Corolla, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

(4) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include inventory valuation, returns and allowances, the income tax provision, impairment of goodwill and other intangible assets. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions, which are believed to be reasonable under the circumstances.

(5) Earnings Per Share

The following tables reconcile the net income and the weighted average common shares outstanding to the diluted net income and shares used in the computation of basic and diluted earnings per share:

Three Months Ended Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net income available to common stockholders used in basic EPS calculation	$220,616	$1,388,717	$255,988	$1,571,329
Add: Dividends on Series C Preferred Stock	1,378	1,392	4,192	6,471
Accretion of original issue discount attributable to Series C Preferred Stock	--	--	--	18,153
Dividends on Series D Preferred Stock	30,824	30,822	--	72,602
Net income available to common stockholders used in diluted EPS calculation	$252,818	$1,420,931	$260,180	$1,668,555

Three Months Ended Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Weighted average basic number of shares	5,027,852	4,973,906	5,015,319	4,913,569
Effect of conversion of Preferred Series C	88,619	88,619	88,619	136,303
Weighted average number of shares used in basic EPS calculation	5,116,471	5,062,525	5,103,938	5,049,872

Add: Common shares issuable upon exercise of:
Stock options	952,405	976,340	949,664	958,143
Warrants	193,111	193,111	193,111	193,111
Convertible redeemable Series D preferred stock	708,215	708,215	--	556,271
Total Common shares issuable	1,853,731	1,877,666	1,142,775	1,707,525

Less: Shares assumed to be repurchased under treasury stock method	(545,971)	(616,879)	(596,460)	(664,013)
Weighted average number of shares used in diluted EPS calculation	6,424,231	6,323,312	5,650,253	6,093,384

Diluted weighted average shares outstanding for the three months ended March 31, 2005 have no excluded potential common shares because the price of the potential common shares was not greater than the average market price for the common stock for that period. Diluted weighted average shares outstanding for the nine months ended March 31, 2005 exclude 13,250 potential common shares because the price of the potential common shares was greater than the average market price of the common stock for that period.

Diluted weighted average shares outstanding for the three and nine months ended March 31, 2004 exclude 6,000 and 27,500 potential common shares, respectively, because the price of the potential common shares was greater than the average market price of the common stock for that period.

For the nine month period ended March 31, 2005, the diluted net income per share calculation does not include the effect of the conversion of Series D preferred because the conversion of those shares would have an antidilutive effect. Dividends on the Series D preferred were $93,836 for the nine months ended March 31, 2005. Diluted weighted average shares outstanding for the nine month periods ended March 31, 2005 excluded 708,215 potential shares.

(6) Stock-Based Compensation

Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Accordingly, no accounting recognition is given to stock options granted to employees at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to stockholders' equity.

Pro-forma disclosure - Had the Company recognized compensation costs for its stock option plans based on fair market value for awards under those plans, in accordance with Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock Based Compensation, as amended by SFAS No. 148, pro forma net income and pro forma net income per share would have been as follows:

Nine Months Ended

March 31, 2005		March 31, 2004
Net income available to common stockholders	$ 255,988	$ 1,571,329
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net of related tax effects	(124,381)	(61,198)
Pro forma net income available to common stockholders	$ 131,607	$1,510,131

Basic EPS - as reported	$0.05	$0.31
Basic EPS - pro forma	$0.03	$0.30
Diluted EPS - as reported	$0.05	$0.27
Diluted EPS - pro forma	$0.02	$0.26

The fair values used to compute pro forma net income and net income per share were estimated at their fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.50%	3.86%
Expected dividend yield	0%	0%
Expected volatility	71.2%	46.0%
Expected lives	6.0 years	6.7 years

(7) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exemptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method and does not believe adoption of SFAS No. 123R will have a material effect on its consolidated financial position, results of operations or cash flows.

On November 29, 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

(8) Inventories

Inventories consist of the following at March 31, 2005 and June 30, 2004:

	March 31, 2005	June 30, 2004
Raw materials	$ 436,900	$ 451,179
Work-in-process	93,881	192,670
Finished goods	5,557,010	3,447,087
	$6,087,791	$4,090,936

(9) Indebtedness

The following is a summary of the Company's long-term debt obligations as of March 31, 2005:

Fiscal Year	Long-Term Debt Obligations
2005	$ 186,574
2006	742,158
2007	733,203
2008	377,085
2009	50,409
Sub total	2,089,429
Less amounts representing interest and dividends	(144,554)
Total	$ 1,944,875

(10) Segment Information

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
		"Gift Delivery	Services"
Three Months Ended 3/31/05	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$ 15,076,980	$ 5,624,143	$ 4,299,088	$ 106,826	$ 375,349	$ 91,381	$ 25,573,767
Cost of Goods Sold	5,699,897	2,459,679	2,441,849	76,053	147,288	54,089	10,878,855
Gross Margin	$ 9,377,083	$ 3,164,464	$ 1,857,239	$ 30,773	$ 228,061	$ 37,292	$ 14,694,912
Gross Margin %	62.2%	56.3%	43.2%	28.8%	60.8%	40.8%	57.5%

		"Gift Delivery	Services"
Three Months Ended 3/31/04	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$ 13,050,137	$ 2,611,070	$ 3,619,427	$ 107,241	$ 392,964	$ 297,201	$ 20,078,040
Cost of Goods Sold	4,909,287	995,891	1,937,564	87,676	132,716	133,516	8,196,650
Gross Margin	$ 8,140,850	$ 1,615,179	$ 1,681,863	$ 19,565	$ 260,248	$ 163,685	$ 11,881,390
Gross Margin %	62.4%	61.9%	46.5%	18.2%	66.2%	55.1%	59.2%

		"Gift Delivery	Services"
Nine Months Ended 3/31/05	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$ 22,918,697	$ 9,776,561	$ 12,326,651	$ 293,503	$ 2,284,547	$ 239,795	$ 47,839,754
Cost of Goods Sold	8,976,297	4,165,349	6,763,618	211,924	860,154	135,848	21,113,190
Gross Margin	$ 13,942,400	$ 5,611,212	$ 5,563,033	$ 81,579	$ 1,424,393	$ 103,947	$ 26,726,564
Gross Margin %	60.8%	57.4%	45.1%	27.8%	62.3%	43.3%	55.9%

		"Gift Delivery	Services"
Nine Months Ended 3/31/04	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$ 20,895,460	$ 4,560,637	$ 9,787,635	$ 248,433	$ 2,470,028	$ 505,818	$ 38,468,011
Cost of Goods Sold	8,028,237	1,820,198	5,039,121	174,366	876,438	242,551	16,180,911
Gross Margin	$ 12,867,223	$ 2,740,439	$ 4,748,514	$ 74,067	$ 1,593,590	$ 263,267	$ 22,287,100
Gross Margin %	61.6%	60.1%	48.5%	29.8%	64.5%	52.0%	57.9%

The Company believes that there is no discernable basis to identify assets and net income by segment. Revenues from any single customer, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

(11) Commitments and Contingencies

The Company has been a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated.

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returned the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company continued to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company accrued management's estimated cost of $220,000 to settle this contingency, but no assurance could be given that this dispute could be settled for that amount. In the event that no settlement could be reached and the Company was not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value was $2,825,000. The landlord also claimed damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there was a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there was no assurance that this dispute could be resolved for less than the full amount claimed by the landlord. Discovery was scheduled to be completed in March 2005 and no trial date had been set. The Company had agreed to enter into mediation with the landlord and a mediation date, after prior cancellations, occurred on March 3, 2005. On March 18, 2005, following mediation that occurred on March 3, 2005, and continuing settlement discussions, the Company increased the amount of its reserve for the litigation by $1,780,000 to reflect management's then current estimated cost of $2,000,000 to settle this contingency. On April 28, 2005, the Company executed a Settlement and Release Agreement (the "Settlement Agreement") with 538 Madison Realty Company. Under the Settlement Agreement, the Company agreed to pay 538 Madison Realty Company a settlement amount of $2.35 million and the parties exchanged releases. Of this settlement amount, $1.15 million was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit previously held by 538 Madison Realty Company in the amount of $150,000. The remaining $1.2 million will be paid by the Company on or before March 15, 2006, without interest. The Company recorded an additional $2,150,000 as a liability at March 31, 2005.

On April 29, 2005, in conjunction with the Settlement Agreement, the Company evaluated financial covenants and received consents from its lender, Banknorth, N.A. and W.P. Carey & Co. LLC, the Company's landlord in a sale-leaseback financing transaction relating to its retail/manufacturing facility in Shelburne, Vermont, to amend certain financial covenants in regards to the one-time charge of $2.35 million attributable to payments made to 538 Madison Realty Company LLC pursuant to the Settlement Agreement.

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

On July 29, 2004, the Company entered into a new ten year lease for its Shelburne warehouse and fulfillment center to incorporate a 60,400 square foot addition to its existing facility that is contiguous to the property on which the Company's factory headquarters are located. The addition replaces 25,000 square feet of month-to-month leased space in Williston, Vermont. The new consolidated lease for 120,800 square feet replacing the July 19, 2000 lease began in October 2004. The consolidated lease is for ten years with three five-year renewal options.

On May 16, 2005, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware Corporation, and Hibernation Company, Inc., a Delaware Corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. Pursuant to the Merger Agreement, with the exception of certain stockholders who will exchange their existing stock and warrants for stock and warrants of Hibernation Holding Co., Inc., the Company's common and preferred stockholders would receive $6.50 per share of common stock, on an as converted basis, in cash, upon the closing of the transaction. The consummation of the merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing.

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

Restatement

Subsequent to the issuance of the 2004 consolidated financial statements, the Company has determined that amortization of a building and the related costs financed under a sales-leaseback arrangement should have been amortized over the financing period of twenty years rather than the estimated useful life of the building of thirty-seven years. As a result, the accompanying unaudited condensed consolidated balance sheet as of June 30, 2004 and the related unaudited condensed consolidated statements of income for the three and nine months ended March 31, 2004 and the related unaudited condensed consolidated statement of cash flows for the nine months period ended March 31, 2004 have been restated to correct these errors.

Additionally, the Company has determined that it should restate the basic weighted average common shares outstanding and basic per share calculations to include the effect of the Series C convertible preferred stock. Because the Series C Preferred is deemed to be participating, the shares assumed to be converted into common shares are included in the calculation of basic earnings per share. Basic earnings per common share have been restated accordingly. See Note 2 to the unaudited condensed consolidated financial statements for additional information.

The following Management's Discussion and Analysis gives effect to the restatement.

Other Matters

On April 28, 2005, the Company executed a Settlement and Release Agreement (the "Settlement Agreement") with 538 Madison Realty Company LLC ("538 Madison"). Under the Settlement Agreement, the Company agreed to pay 538 Madison a settlement amount of $2.35 million and the parties exchanged mutual releases. Of this settlement amount, $1.15 million was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit previously held by 538 Madison in the amount of $150,000. The remaining $1.2 million will be paid by the Company on or before March 15, 2006, without interest. See Note 11 to the unaudited condensed consolidated financial statements for additional information.

Subsequent Events

On May 16, 2005, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware Corporation, and Hibernation Company, Inc., a Delaware Corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. Pursuant to the Merger Agreement, with the exception of certain stockholders who will exchange their existing stock and warrants for stock and warrants of Hibernation Holding Co., Inc., the Company's common and preferred stockholders would receive $6.50 per share of common stock, on an as converted basis, in cash, upon the closing of the transaction. The consummation of the merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing. Refer to the Company's filing on Form 8-K dated May 17, 2005 for additional information.

Executive Overview

The Company's sales are seasonal in nature and, therefore, the results for interim periods are not necessarily indicative of the results expected for the respective full years. It is more instructive to compare the Company's performance in each interim period to the performance in the same interim period of prior years, in the context of comparable seasonal forces. In the nine month period described in this report, net revenues increased substantially in the Company's Gift delivery segment over the same period in the prior year primarily due to increased PajamaGram revenues, BearGram revenues, TastyGram revenues, and increased revenues from the Calyx & Corolla floral delivery service. The Company realized revenues in the Calyx segment for the entire nine months ended March 31, 2005, whereas last year, the Company only realized Calyx revenues in the seven months following the August 29, 2003 acquisition of the Calyx business. Retail Store and Corporate/Wholesale segments revenues decreased in the same month period described in this report as compared to the same period last year. The Company's gross margin dollars increased in this period, due to increased margin dollars in the PajamaGram, BearGram, TastyGram and Calyx & Corolla segments, which offset decreased margins in the Retail and Corporate/Wholesale segments.

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

The Company incurred higher unit costs in manufacturing for the BearGram segment attributed to reduced throughput earlier in this nine month period as the Company transitioned its teddy bear manufacturing operations to modular manufacturing. The Company began the transition to modular manufacturing in February 2004 primarily in response to escalating worker's compensation costs related to repetitive motion injuries. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory and improved quality as problems are detected and addressed immediately when each bear is completed within the shortened cycle. With the transition completed, the Company expects to achieve in the second half of this year, higher levels of manufacturing efficiency with lower direct labor costs and improved employee satisfaction as employees no longer focus on a single operation and can work in a team environment. Excess overhead that currently impacts negatively on the Company's cost of goods in the BearGram segment is being addressed as the Company reallocates manufacturing space to other operations and as throughput increases in the second half of the year.

The PajamaGram segment margins were impacted by the increased delivery costs and the result of increased revenues from products which traditionally have lower gross unit margins. This impact was partially offset by improved unit gross margins associated with the Company's transition to its own PajamaGram private labeled merchandise imported directly from its suppliers overseas.

Increases in marketing and selling expenses for the PajamaGram, Calyx & Corolla, BearGram, and Retail Store segments, along with call center costs were partially offset by decreases in marketing and selling expenses for the TastyGram and Corporate/Wholesale segments during the period. The Company realized marketing and selling expenses in the Calyx segment for the entire nine month period ended March 31, 2005 versus only seven months in nine month period ended March 31, 2004 following the acquisition of the Calyx business on August 29, 2003. Marketing and selling expenses, as a percentage of net revenues, decreased during the three and nine month periods described in this report as the Company increased television and catalog advertising.

The increase in General and Administrative expenses this period is primarily due to the costs related to the settlement of the New York lease dispute (see Note 11). The Company recorded an additional $2,150,000 in settlement costs and $303,000 in legal fees related to conducting discovery and preparing for a possible trial.

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

Goodwill and Indefinite Lived Intangibles

The Company acquired Calyx & Corolla, Inc. on August 29, 2003. This acquisition resulted in $5,383,000 of goodwill and other indefinite lived intangible assets. The Company tests goodwill and other indefinite lived intangible assets for impairment at least annually. The Company expects to complete its impairment testing as of June 30, 2005. Management's estimates of market values, projections of future cash flows and other factors are significant factors in testing goodwill and indefinite lived intangible assets for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge. These adjustments can have a significant impact on future operating results and financial position.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2005 and 2004.

Net revenues for the three month period ended March 31, 2005 totaled $25,574,000, an increase of $5,496,000 from net revenues of $20,078,000 for the three month period ended March 31, 2004. By business segment, increases in PajamaGram revenues of $3,013,000, increased revenues attributable to the BearGram gift delivery service of $2,027,000, and increases of $680,000 generated from the Calyx & Corolla floral delivery segment were partially offset by $206,000 in decreased revenues attributable to the Corporate/Wholesale segment due to a smaller wholesale customer base, and $18,000 in decreased revenues attributable to the Retail Store segment. PajamaGram segment revenues increased as the Company increased television, radio and catalog advertising during the three months ended March 31, 2005. BearGram revenues increased as the Company increased television advertising in this segment. Calyx & Corolla revenues increased as the Company increased catalog advertising in the three month period ended March 31, 2005. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Gross margin increased $2,814,000 to $14,695,000 for the three month period ended March 31, 2005, from $11,881,000 for the three month period ended March 31, 2004. The gross margin dollars in the PajamaGram segment increased $1,549,000, gross margin in the BearGram segment increased $1,236,000, gross margin in the Calyx & Corolla segment increased $175,000, and gross margin in the TastyGram segment increased $11,000. These increases were offset by a gross margin decrease in the Corporate/Wholesale segment of $126,000 and $31,000 in the Retail Store segment. Package delivery costs have increased in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. Gross margin as a percentage of net revenue decreased to 57.5 percent from 59.2 percent in the same period last year. The PajamaGram segment decrease of 5.6 percentage points resulted from increased delivery costs and the result of increased revenues from products which traditionally have lower unit margins. The PajamaGram gross margin decreases were partially offset by improved unit gross margins associated with the Company's transition to private label goods imported directly from suppliers in Asia. The decrease of 3.3 percentage points in the Calyx & Corolla segment resulted from increased delivery costs during the period. The Calyx & Corolla gross margin is less as a percentage of net revenues than the Company's overall gross margin percentage, contributing to the Company's decrease in consolidated gross margin as a percentage of net revenues. BearGram gross margin as a percentage of net revenues decreased 0.2 percentage points. The Corporate/Wholesale segment decreased 14.3 gross margin percentage points due to increased product mix of domestically made teddy bears, which traditionally have lower unit margins than the Company's imported teddy bear products. The Retail Store segment experienced a decrease of 5.4 gross margin percentage points due to higher domestic unit costs in this segment and product mix. These gross margin percentage decreases were partially offset by the gross margin increase of 10.6 percentage points in the TastyGram gift delivery service segment due to increased product margins.

Corresponding to an increase of net revenues of approximately $5,496,000 in the third quarter, marketing and selling expenses increased $1,197,000 to $8,721,000 for the three month period ended March 31, 2005, from $7,524,000 for the three month period ended March 31, 2004. PajamaGram segment marketing and selling costs increased $855,000 as the Company increased the segment's television, radio and catalog advertising. Call center and customer service costs increased $258,000 due to higher revenues. Marketing and selling costs associated with the Calyx & Corolla segment increased $189,000 as the Company increased Calyx & Corolla catalog advertising. These increases were partially offset by decreased BearGram segment advertising costs, which include radio, television, catalog, Internet and print costs of $77,000. While the Company increased BearGram television advertising, this increase was more than offset by decreased radio advertising in this period. Corporate/Wholesale marketing and selling costs decreased $19,000, Retail segment's marketing and selling costs decreased $6,000, and TastyGram marketing and merchandising costs decreased $3,000 as compared to the three month period ended March 31, 2004. Marketing and selling expenses as a percent of net revenues decreased to 34.1 percent for the three-month period ended March 31, 2005 from 37.5 percent for the three-month period ended March 31, 2004 as a result of management's conscious efforts to control and monitor marketing and selling expenses.

General and Administrative expenses increased to $4,549,000 for the three month period ended March 31, 2005, compared to $1,762,000 for the three month period ended March 31, 2004. The largest component of the increase is the additional $2,150,000 expense related to the settlement of the New York lease dispute (see Note 11). The remaining $637,000 increase is primarily attributed to increased legal expenses, order processing fees, buildings and maintenance costs and telephone costs. The Company incurred additional legal expenses of $213,000 due to the renewed legal activity in conducting discovery and preparing for a possible trial in the New York lease dispute (see Note 11) and increased legal and financial advisory fees of $175,000. Order processing fees increased $145,000 as a result of higher revenues. Buildings and maintenance costs, and telephone costs were higher by $42,000 and $19,000, respectively in the three month period ended March 31, 2005 as compared to the same period last year, as the result of unanticipated labor reductions and credits obtained in the prior year. As a percentage of net revenues, general and administrative expenses, including the additional expense related to the settlement of the New York lease dispute, increased to 17.8 percent for the three month period ended March 31, 2005, from 8.8 percent for the three month period ended March 31, 2004. The additional expense related to the settlement of the New York lease dispute represents 8.4 percent of net revenue for the three month period ended March 31, 2005.

Interest expense decreased to $157,000 for the three month period ended March 31, 2005 due to the reduction in long term debt obligations, compared to $169,000 for the three month period ended March 31, 2004. Interest income increased to $22,000 as a result of higher average cash balances in the three month period ended March 31, 2005, compared to $10,000 for the three month period ended March 31, 2004.

The Company has recorded a tax provision of $1,018,000 for the three month period ended March 31, 2005, which is comprised of a current provision of $527,000, an effective income tax rate of 40.9 percent, and a deferred provision of $491,000 resulting from the deferred settlement payment of $1,200,000 pursuant to the New York lease dispute (see Note 11). The Company recorded a tax provision of $998,000 for the three month period ended March 31, 2004, an effective income tax rate of 40.96 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $18,000, the Series C Preferred Stock dividends of $1,400, and the Series D Preferred Stock dividends of $31,000, the net income available to Common Stockholders for the three month period ended March 31, 2005 was $221,000, compared to a net income available to Common Stockholders of $1,388,000 for the three month period ended March 31, 2004.

Comparison of the nine month periods ended March 31, 2005 and 2004.

Net revenues for the nine month period ended March 31, 2005 totaled $47,840,000, an increase of $9,372,000 from net revenues of $38,468,000 for the nine month period ended March 31, 2004. By business segment, increases in PajamaGram revenues of $5,216,000, increases of $2,539,000 generated from the Calyx & Corolla floral delivery segment, increased revenues attributable to the BearGram gift delivery service of $2,023,000, and increased revenues of $45,000 in the TastyGram segment, were partially offset by $266,000 in decreased revenues to the Corporate/Wholesale segment due to a smaller wholesale customer base, and $185,000 in decreased revenues attributable to the Retail Store segment. PajamaGram segment revenues increased as the Company increased television and catalog advertising during the nine months ended March 31, 2005. Calyx & Corolla revenues increased as the Company increased catalog advertising and as the Company realized revenues during the entire nine month period ending March 31, 2005. During the nine month period ended March 31, 2004, the Company realized Calyx & Corolla revenues in the seven months subsequent to the August 29, 2003 acquisition date. BearGram revenues increased as the Company increased television advertising in this segment. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store.

Gross margin increased $4,440,000 to $26,727,000 for the nine month period ended March 31, 2005, from $22,287,000 for the nine month period ended March 31, 2004. The gross margin dollars in the PajamaGram segment increased $2,871,000, gross margin in the BearGram segment increased $1,075,000, and the gross margin in the TastyGram segment increased $7,000. Calyx & Corolla segment gross margin increased $815,000 as the Company realized gross margins during the entire nine month period ended March 31, 2005. During the nine month period ended March 31, 2004, the Company realized gross margins in the seven months subsequent to the August 29, 2003 acquisition date. These increases were offset by a gross margin decrease in the Retail Store segment of $169,000, and a gross margin decrease in the Corporate/Wholesale segment of $159,000. The gross margin dollar decreases in the Retail Store and Corporate/Wholesale segments were primarily the result of lower net revenues in each of these segments. Package delivery costs have increased in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. Gross margin as a percentage of net revenue decreased to 55.9 percent from 57.9 percent in the period compared to the same period in the previous year. The decrease of 3.4 percentage points in the Calyx & Corolla segment resulted from increased delivery costs during the period. The Calyx & Corolla gross margin is less as a percentage of net revenues than the Company's overall gross margin percentage, contributing to the Company's decrease in consolidated gross margin as a percentage of net revenues. The PajamaGram segment decrease of 2.7 percentage points resulted from increased delivery costs and the result of increased revenues from products which traditionally have lower unit margins. These PajamaGram gross margin decreases were partially offset by improved unit gross margins associated with the Company's transition to private label goods imported directly from suppliers in Asia. The gross margin decrease of 2.0 percentage points in the TastyGram gift delivery service segment is primarily attributed to increased delivery costs. The Corporate/Wholesale segment decreased 8.7 gross margin percentage points due to increased product mix of domestically made teddy bears, which traditional have lower unit margins than the Company's imported teddy bear products. The Retail Store segment experienced a decrease of 2.2 gross margin percentage points due to higher domestic unit costs in this segment and the November factory seconds sale. Increased delivery costs, increased costs from the recently expanded fulfillment and distribution center and increased bear unit manufacturing costs resulted in a 0.8 percentage point decrease in BearGram gross margin as a percentage of net revenues. The Company incurred higher unit costs in manufacturing for the BearGram segment that is attributed to reduced throughput earlier in this period as the Company transitioned its teddy bear manufacturing operations to modular manufacturing. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory which is already recognized in the Company's inventory balances and improved quality as problems are detected and addressed immediately when each bear is completed within the shortened cycle. Excess overhead that impacts negatively on the Company's cost of goods in the BearGram segment will be addressed as the Company reallocates manufacturing space to other operations and as throughput increases later in the year.

Corresponding to an increase of net revenues of approximately $9,372,000 in the nine months ended March 31, 2005, marketing and selling expenses increased $2,706,000 to $17,270,000 for the nine month period ended March 31, 2005, from $14,564,000 for the nine month period ended March 31, 2004. PajamaGram segment marketing and selling costs increased $1,490,000 as the Company increased the segment's television and catalog advertising. Marketing and selling costs associated with the Calyx & Corolla segment increased $641,000 as the Company increased Calyx & Corolla catalog advertising and realized expenses primarily related to catalog cost amortization for the entire nine month period in fiscal 2005 as opposed to only seven months in fiscal 2004 following the August 29, 2003 acquisition. Call center and customer service costs increased $539,000 due to higher revenues during the period. BearGram segment advertising costs, which include radio, television, catalog, Internet and print costs increased $73,000 and the Retail segment's marketing and selling costs increased $33,000. These increases were partially offset by decreased Corporate/Wholesale marketing and selling costs of $44,000 and decreased TastyGram marketing and merchandising costs of $26,000 as compared to the nine month period ended March 31, 2004. The Company is continuing to reallocate its advertising expenditures between business segments depending on segment response rates and performance at different times of the year. As a result of management's conscious efforts to control and monitor marketing and selling expenses, the Company reallocated advertising dollars between Calyx & Corolla, BearGram, and PajamaGram segments. Marketing and selling expenses as a percent of net revenues decreased to 36.1 percent for the nine month period ended March 31, 2005 from 37.9 percent for the nine month period ended March 31, 2004

General and Administrative expenses increased to $7,485,000 for the nine month period ended March 31, 2005, compared to $4,327,000 for the nine month period ended March 31, 2004. The largest component of the increase is the additional $2,150,000 expense related to the settlement of the New York lease dispute (see Note 11). The remaining $1,008,000 increase is primarily attributed to increased legal expenses, order processing fees, employee benefit costs, buildings and maintenance costs and telephone costs. The Company incurred additional legal expenses of $303,000 due to the renewed legal activity in conducting discovery and preparing for a possible trial in the New York lease dispute (see Note 11) and increased legal and financial advisory fees of $197,000. Order processing fees increased $252,000 as a result of higher revenues. Employee benefit costs increased year over year in the first nine months of the fiscal year by $25,000. Buildings and maintenance and telephone costs were higher by $91,000 and $79,000, respectively in the nine month period ended March 31, 2005 as compared to the same period last year, as the result of unanticipated labor reductions and credits obtained in the prior year period. As a percentage of net revenues, general and administrative expenses, including the additional expense related to the settlement of the New York lease dispute, increased to 15.7 percent for the nine month period ended March 31, 2005, from 11.2 percent for the nine month period ended March 31, 2004. The additional expense related to the settlement of the New York lease dispute represents 4.5 percent of net revenue for the nine month period ended March 31, 2005.

Interest expense decreased to $489,000 for the nine month period ended March 31, 2005 due to the reduction of long-term debt obligations, compared to $509,000 for the nine month period ended March 31, 2004. Interest income increased to $32,000 as a result of higher average cash balances in the nine month period ended March 31, 2005, compared to $28,000 for the nine month period ended March 31, 2004.

The Company has recorded a tax provision of $1,113,000 for the nine month period ended March 31, 2005, which is comprised of a current provision of $622,000, an effective income tax rate of 40.9 percent, and a deferred provision of $491,000 resulting from the deferred settlement payment of $1,200,000 pursuant to the New York lease dispute (see Note 11). The Company recorded a tax provision of $1,195,000 for the nine month period ended March 31, 2004, an effective income tax rate of 40.96 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $54,000, the Series C Preferred Stock dividends of $4,000, and the Series D Preferred Stock dividends of $94,000, the net income available to Common Stockholders for the nine month period ended March 31, 2005 was $256,000, compared to a net income available to Common Stockholders of $1,571,000 for the nine month period ended March 31, 2004.

Liquidity and Capital Resources

The following is a summary of the Company's contractual commitments and other obligations as of March 31, 2005. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Payments due by fiscal period

Contractual Obligations	Total	Amounts representing interest	Sub total	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,944,875	($144,554)	$2,089,429	$1,661,935	$427,494	--
Capital Lease Obligations	$4,846,732	($3,834,504)	$8,681,236	$1,583,739	$1,407,768	$5,689,729
Operating Lease Obligations	$8,737,997	--	$8,737,997	$2,799,809	$1,858,830	$4,079,358
Series A Preferred Stock Dividend	$630,000	--	630,000	--	--
Series C & D Redeemable Preferred Stock Obligations	$2,783,918	--	$2,783,918	$2,119,221	$664,697	--
Other Long-Term Liabilities	$3,358,333	--	$3,358,333	$3,251,250	$107,083	--
Total	$22,301,855	($3,979,058)	$26,280,913	$11,415,954	$4,465,872	$9,769,087

(A) Amount represents Series A cumulative dividends inception to date. Timing of payments is unknown. Such amount will continue to accumulate at $72,000 per year.

As of March 31, 2005, the Company's cash position increased to $8,850,000, from $7,057,000 at June 30, 2004. Of the $8,850,000, $474,000 is classified as restricted cash in accordance with the terms of the Company's sale leaseback transaction. There was $471,000 of restricted cash at June 30, 2004. Cash increases provided by net income and increases in accrued expenses were partially offset by the seasonal increase in inventories.

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

Commitments & Contingencies

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, has been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returned the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company continued to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company accrued management's estimated cost of $220,000 to settle this contingency, but no assurance could be given that this dispute could be settled for that amount. In the event that no settlement could be reached and the Company was not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value was $2,825,000. The landlord also claimed damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there was a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there was no assurance that this dispute could be resolved for less than the full amount claimed by the landlord. Discovery was scheduled to be completed in March 2005 and no trial date had been set. The Company had agreed to enter into mediation with the landlord and a mediation date, after prior cancellations, occurred on March 3, 2005. On March 18, 2005, following mediation that occurred on March 3, 2005, and continuing settlement discussions, the Company increased the amount of its reserve for the litigation by $1,780,000 to reflect management's then current estimated cost of $2,000,000 to settle this contingency. On April 27, 2005, the Company executed a Settlement and Release Agreement with 538 Madison Realty Company, providing for a comprehensive settlement of litigation pending in the Supreme Court of the State of New York, County of New York. In that litigation, the Company sought a declaration that a lease with 538 Madison Realty Company had been terminated. Under the Settlement Agreement, the Company shall pay 538 Madison Realty Company $2.35 million and the parties exchanged mutual releases. Of this settlement amount, $1.15 million was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit in the amount of $150,000 previously held by 538 Madison Realty Company, and the remaining $1.2 million shall be paid by the Company to 538 Madison Realty Company on or before March 15, 2006, without interest.

On April 29, 2005, in conjunction with the Settlement Agreement, the Company evaluated financial covenants and received consents from its lender, Banknorth, N.A. and W.P. Carey & Co. LLC, the Company's landlord in a sale-leaseback financing transaction relating to its retail/manufacturing facility in Shelburne, Vermont, to amend certain financial covenants in regards to the one-time charge of $2.35 million attributable to payments made to 538 Madison Realty Company LLC pursuant to the Settlement Agreement.

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

On May 16, 2005, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware Corporation, and Hibernation Company, Inc., a Delaware Corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. Pursuant to the Merger Agreement, with the exception of certain stockholders who will exchange their existing stock and warrants for stock and warrants of Hibernation Holding Co., Inc., the Company's common and preferred stockholders would receive $6.50 per share of common stock, on an as converted basis, in cash, upon the closing of the transaction. The consummation of the merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing. Refer to the Company's filing on Form 8-K dated May 17, 2005 for additional information.

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

In April 2005, subsequent to the period covered by this report, our management determined that its previously issued financial statements should be restated to correct our accounting practices applicable to leases. The Company undertook a review of its lease accounting practices as a result of the February 7, 2005 letter from the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants that clarified existing generally accepted accounting principles applicable to leases. As a result of this review, the Company has re-evaluated its accounting treatment with respect to a sale leaseback transaction. The Company has corrected the way it accounts for its one financing lease, executed in July 1997 as part of a sale leaseback transaction involving the Company's factory headquarters in Shelburne, Vermont. Accordingly, the Company has restated its consolidated financial statements dating back to its 1997 transaction and for each of the three and nine month periods ended March 31, 2004 included in this Form 10-Q. Additionally, the Company restated its basic weighted average common shares outstanding and earnings per share calculation to include the effect of the Series C Convertible Preferred Stock as it meets the definition of a participating security. The restatements are further discussed in the "Explanatory Note" and in Note 2 to the consolidated financial statements included herein.

In connection with the restatement and the filing of this Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Accounting Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this Form 10-Q. In performing this evaluation, management reviewed the Company's accounting as discussed above. As a result of this review, the Company concluded that its previously established lease accounting practices and evaluation of its participating securities were not appropriate and that previously reported financial statements would need to be restated. Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not functioning effectively in ensuring that material information relating to the Company, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of Company personnel. The Company has remediated the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting practices with respect to leases, participating securities and certain other areas and correcting its accounting practices related to leases and participating securities.

(b) Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls, other than the remediation effects discussed above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2005, the Company executed a Settlement and Release Agreement with 538 Madison Realty Company, providing for a comprehensive settlement of litigation pending in the Supreme Court of the State of New York, County of New York. Under the Settlement Agreement, the Company shall pay 538 Madison Realty Company $2,350,000 and the parties will exchange mutual releases. Of this settlement amount, $1,150,000 was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit in the amount of $150,000 previously held by 538 Madison Realty Company, and the remaining $1,200,000 shall be paid by the Company to 538 Madison Realty Company on or before March 15, 2006, without interest. A description of the background of this action appears in Part I, Note 11 of this report under the heading Legal Proceedings and Part I, Item 2 of this report under Commitments & Contingencies.

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

99 Discharge of Stock Pledge Agreement and Note for Elisabeth Robert

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Vermont Teddy Bear Co., Inc.

Date: May 17, 2005 /s/ Elisabeth B. Robert ,

Elisabeth B. Robert,

Chief Executive Officer and

Chief Financial Officer