Form 10-K
period 2005-06-30
VERMONT TEDDY BEAR CO INC
filed 2005-09-28
CIK 912960

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______________

Form 10-K

(Mark one)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005.

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ; No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __; No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average high and low prices of such stock on December 31, 2004, as reported on NASDAQ, was $ 18,454,039.

As of September 28, 2005, there were 8,258,785 shares of the issuer's common stock issued and 5,086,499 shares outstanding.

Documents Incorporated By Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K:

Proxy Statement for 2005 Annual Meeting of the issuer's stockholders: Part III, Items 10, 11, 12 , 13 and 14.

The Vermont Teddy Bear Co., Inc.

2005 Form 10-K Annual Report

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

As the Company developed its BearGram business, the net revenues of the Company grew from approximately $351,000 in 1989 to $38,994,000 in its fiscal year ended June 30, 2002. As the Company transitioned from being solely in the BearGram business to offering a variety of different products in the gift business under separate brand names, net revenues increased to $66,608,000 for the fiscal year ended June 30, 2005. The Company has been consistently profitable on an annual basis since its fiscal year ended June 30, 1999.

On May 16, 2005, The Vermont Teddy Bear Co., Inc. a New York corporation (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware corporation, and Hibernation Company, Inc., a Delaware corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. ("Merger Subsidiary"). Pursuant to the Merger Agreement, Merger Subsidiary will merge (the "Merger) with and into the Company, with the separate corporate existence of Merger Subsidiary ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Hibernation Holding Company, Inc. At the effective time of the Merger (the "Effective Time"), each share of Company common stock and preferred stock issued and outstanding immediately prior to the Effective Time and not held by Hibernation Holding Company, Inc. will be converted into the right to receive $6.50 in cash per share of common stock (on an as-converted basis). Notwithstanding the foregoing, at the Effective Time certain security holders will exchange their existing Company stock and warrants for stock and warrants of Hibernation Holding Company, Inc. The consummation of the Merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing.

A special meeting of the shareholders of The Vermont Teddy Bear Co., Inc. ("VTBC") was held at 10:00 a.m. EST on Wednesday, September 28, 2005, at VTBC's retail/manufacturing facility, 6655 Shelburne Road, Route 7, Shelburne, Vermont.

At this meeting the stockholders approved the Merger Agreement and, the closing of the Merger Agreement is expected to occur on or before September 30, 2005. If the merger is completed, the Company will no longer be owned by public shareholders and, as a private company, will file a Form 15 to notify the SEC that its public reporting duties are terminated.

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

Principal Business Segments and Distribution Methods

The Company has identified six segments within its business for reporting certain financial results: the BearGram gift delivery service, the PajamaGram gift delivery service, the TastyGram gift delivery service, Calyx & Corolla, Retail Store Operations, and Corporate/Wholesale. The BearGram gift delivery service, the PajamaGram gift delivery service, the TastyGram gift delivery service, and Calyx & Corolla are collectively referred to as the "Gift Delivery Services". Revenues and gross margins for each of the Company's segments are reported in the Consolidated Financial Statements included with this Annual Report. The largest of the Company's business segments is the BearGram Service comprising 46.5 percent of the Company's net revenue for the fiscal year ended June 30, 2005. Calyx & Corolla comprised 26.2 percent of net revenue for the year, while the PajamaGram Service and the TastyGram Service represent 21.9 percent and 0.6 percent of net revenues for fiscal year ended June 30, 2005, respectively.

The Company also distributes its teddy bear products through Retail Store Operations and through its Corporate/Wholesale segments. The Company's Retail Store Operations represented 4.2 percent of net revenues, and the Corporate/Wholesale programs were 0.6 percent of net revenues for the fiscal year ended June 30, 2005.

Primary Business Segments

(12 months ended June 30)

	2005	2004	2003	2002	2001
"Gift Delivery Services"
BearGram Service*	46.5%	51.3%	76.3%	88.3%	90.5%
PajamaGram Service	21.9%	13.2%	13.1%	0.8%	-
TastyGram Service	0.6%	0.7%	1.1%	0.9%	0.1%
Calyx & Corolla	26.2%	28.2%	-	-	-
Retail Store Operations	4.2%	5.4%	8.6%	8.4%	8.3%
Corporate/Wholesale	0.6%	1.2%	0.9%	1.6%	1.1%

* Excludes BearGram revenues from retail operations.

BearGram Service. The BearGram delivery service involves sending personalized teddy bears directly to recipients for special occasions such as birthdays, anniversaries, weddings, and new babies, as well as holidays such as Valentine's Day, Christmas, and Mother's Day. The Company positions its BearGram gift delivery service as a "creative alternative to flowers". During the year ended June 30, 2005, men purchased approximately 71 percent of BearGram gifts, often at the last minute. Through this service the Company offers teddy bears in a variety of sizes and colors, as well as approximately 188 different teddy bear outfits to further customize the gift. Every BearGram gift includes a teddy bear made in the Company's Vermont factories, customized with an outfit to suit the occasion that can be personalized with optional embroidery or artwork, a free candy treat, and a personal message on a card, all delivered in a colorful box with an "airhole". Orders for the BearGram delivery service are placed by calling a toll-free telephone number 1-800-829-BEAR and speaking with Company sales representatives called Bear Counselors, or entering orders on line at the Company's website vermontteddybear.com. Orders, including those with personalization, placed by 4:00 p.m. online, or 5:00 p.m. over the phone Monday through Friday can be shipped the same day for guaranteed overnight and Saturday delivery. Packages are allocated after determining the lowest delivery cost, among several different parcel carriers, with United Parcel Service (UPS) being the primary carrier of next-day and two-day air shipments. UPS is also the primary ground service carrier and DHL is the primary international carrier. Approximately 76 percent of BearGram orders were delivered using either overnight or second day services during the year ended June 30, 2005.

The Company uses primarily direct response radio advertising, supported visually by the Internet, to market its BearGram gift delivery service. The Company's "live read" radio commercials were aired in 115 Metropolitan Survey Areas (MSAs) around the country during the fiscal year ended June 30, 2005. In recent years the Company has reduced the number of advertisements purchased on local radio stations in these MSAs while adding 32 syndicated network radio programs to extend the reach of the Company's promotional campaign to other smaller geographical areas across the country. In February 2002, the Company reintroduced cable television as a part of its advertising mix for the Valentine's Day selling season and expanded its use of television to advertise the BearGram service at both Valentine's Day and Mother's Day. The Company believes traffic to the website is primarily generated by offline media advertising as the majority of visitors arrive at the site directly via one of the Company's Universal Resource Locators ("URLs"). All radio and television advertisements are tagged with the website address in addition to its toll-free number.

Other avenues of marketing the BearGram delivery service are direct mail catalogs and print advertisements primarily in magazines. The Company introduced its first catalog for Christmas of 1992, and currently has an in-house mailing list in excess of 1,900,000 unique names. During the twelve months ended June 30, 2005, more than 1,695,000 catalogs were mailed primarily to BearGram customers.

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

PajamaGram Service. The Company launched the PajamaGram gift service with a test radio advertising campaign for the 2002 Mother's Day selling season. The PajamaGram service is modeled after the BearGram gift delivery business. It provides customers with a convenient gift that includes an item from a broad assortment of pajamas, gowns, robes and spa products delivered with a free gift card, lavender bath tea, and a "do not disturb" sign all in a keepsake hatbox. PajamaGram gifts are ordered online at pajamagram.com or via Pajama Counselors toll free at 1-800-GIVE-PJS and delivery options are comparable to what is offered for BearGram gifts. The service is targeted to appeal to female customers in order to broaden the Vermont Teddy Bear Company's predominately male customer base. During the fiscal year ended June 30, 2005, women purchased approximately 48 percent of PajamaGram gifts, versus only 30 percent of BearGram gifts. The PajamaGram Company is positioned as a "sister company" of The Vermont Teddy Bear Company for branding purposes while it remains a business segment within the corporate structure of the Company.

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

As the customer base for PajamaGram gifts expands, the Company has added catalog to its marketing mix for this segment. The first catalogs were introduced on a small scale for Mother's Day and Holiday 2003. The Company increased significantly the number of circulated pages for Holiday 2004 and Mother's Day 2005 with a larger book and more prospects added to the circulation. The Company also introduced its first Valentine's Day catalog in February 2005. During the fiscal year 2005, the Company mailed approximately 2,331,000 catalogs. Currently, the Company has approximately 268,000 names on its PajamaGram mailing list.

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

For the fiscal year ended June 30, 2005, sales in the TastyGram segment were generated primarily from traffic directed to the TastyGram website from the websites of the Company's other business segments and from certain online affiliate marketing programs. During the year, women placed approximately 57 percent of the orders.

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

Calyx & Corolla. On August 29, 2003, the Company completed the acquisition of certain assets and the business model of Calyx & Corolla. This new business segment, also a wholly owned subsidiary of the Company, direct markets premium direct-from-the-grower flowers, plants and preserved floral items. Orders are received at the Company's contact center in Shelburne, Vermont via the Company's toll free number 1-800-800-7788 or via the website calyxandcorolla.com. After being processed, the orders are transmitted electronically directly to the grower where the floral item is arranged and packaged for shipment along with a "care card" for the specific item and a personalized greeting card from the sender. During the fiscal year ended June 30, 2005 the Company had arrangements with 17 growers most of which are located in Florida and California. Certain varieties of fresh cut flowers are flown in from farms in Ecuador, Columbia, Thailand and Holland to the growers' import warehouses in the U.S. Prepared shipping labels, also transmitted electronically, are applied to the colorful gift boxes that are shipped directly from the grower's warehouse to the receiver. A portion of the Calyx product line, including certain preserved items and floral containers are inventoried at the Company's distribution facility in Shelburne, Vermont and shipped directly to the receiver from that location. During the fiscal year ended June 30, 2005 the majority of packages were shipped via UPS using either overnight or two-day service. This delivery method substantially reduces the elapsed time between when fresh flowers are cut and when they are delivered to the recipient, as compared to traditional floral delivery. As a result, Calyx fresh products arrive fresher and last longer than floral products offered by traditional florist delivery services.

Calyx & Corolla revenues in the fiscal year ended June 30, 2005 were generated primarily via catalog as the Company mailed approximately 9,395,000 catalogs to both customers and prospects. Calyx traditionally mails two or three times for each of six seasons or holidays, including Summer, Fall, Holiday, Valentine's Day, Easter and Mother's Day. Each catalog ranges in size from 32 to 40 pages, and at June 30, 2005, the Company had approximately 860,000 names on its Calyx mailing list. A smaller percentage of revenues were generated by certain forms of online advertisements, including direct e-mails to existing online customers and certain affinity programs with major airlines and retailers. The affinity programs involve sending promotional inserts in credit card statements mailed by the affinity partners to their customers. During the year ended June 30, 2005, 65 percent of Calyx purchasers were women.

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

Corporate/Wholesale. The Corporate/Wholesale segment includes sales of the Company's Vermont Teddy Bears to corporate customers most often as BearGram gifts for employees or clients. Additionally, this segment includes larger orders of teddy bear products designed by the Company, manufactured offshore under separate brand labels, and sold either at wholesale to other retailers or as premiums or incentives to businesses for their promotional campaigns. Each corporate and wholesale program is tailored to meet the needs of its customers and every teddy bear, whether imported or made domestically, carries the Company's lifetime guarantee. The Company maintains exclusive distribution of its BearGram products and does not sell currently its domestically produced Vermont Teddy Bears at wholesale to other retailers. Calyx & Corolla also maintains a program to sell its floral products to corporate customers for their gift giving needs and for client retention. The Company does not include these sales in the Corporate/Wholesale segment at this time as there was no accurate means of reporting these sales separately from its consumer catalog sales. In fiscal 2006, Calyx order entry will be fully integrated into the Company's enterprise-wide transaction processing system, and will be able to report Calyx corporate sales in this segment.

The Company sold a negligible amount of PajamaGram and TastyGram products through its Corporate/Wholesale segment during the year ended June 30, 2005. It may, however, sell increasing amounts of these products in this segment in the future.

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

As the Company expands its radio, television and print advertising campaigns, its catalog circulation and its Internet marketing initiatives nationally for all of its business segments, it is increasingly diversifying its distribution in geographic markets within the United States. The following table shows the Company's largest markets, as a percentage of the top ten geographic markets, determined by grouping the customer (sender) zip codes for all Company orders within the relevant Metropolitan Survey Area (MSA) with those in surrounding suburban areas where referral information from the customer confirms the reach of a radio station based in that MSA. Previously, the Company only used customer referral information given for BearGram orders to link each BearGram order to an MSA based on the station's location to determine geographic distribution. The Company believes its new method is more inclusive of orders generated in its newer business segments and by its increasingly varied means of advertising. Information provided in the table below for prior years has been recalculated based on the new method. Beginning in fiscal year 2003, the Company included PajamaGram and TastyGram revenues, in addition to BearGram revenues, in this table. In the year ended June 30, 2004 Calyx revenues for ten months since the August 29, 2003 completion of the Calyx acquisition are also included.

Percentage of Gift Delivery Services revenues

(12 months ended June 30)

Markets	2005	2004	2003	2002	2001
New York City	29%	24%	32%	34%	34%
Boston	14%	13%	19%	18%	17%
Chicago	10%	8%	10%	10%	10%
Los Angeles	10%	7%	6%	5%	6%
Philadelphia	9%	7%	9%	8%	8%
Washington DC	8%	6%	5%	4%	4%

Seasonal Distribution

Because the Company positions itself primarily in the gift market, its distribution is highly seasonal, with Valentine's Day, Mother's Day and Christmas, representing approximately 28 percent, 21 percent, and 16 percent of the Company's annual sales, respectively. With the addition of the PajamaGram, TastyGram and Calyx & Corolla business segments, each with a larger percentage of female customers than the BearGram service, the Company has been able in increase proportionately its sales at Christmas and Mother's Day. While the Valentine's Day selling season continues to expand, it now represents a smaller percentage of total annual sales than in years past.

Percentage of Gift Delivery Services orders

(12 months ended June 30)

Occasions for Purchases	2005	2004	2003	2002	2001
Valentine's Day	28.3%	25.5%	27.9%	27.7%	29.2%
Mother's Day	21.0%	18.9%	17.0%	15.8%	14.4%
Christmas	16.0%	14.4%	11.1%	8.5%	8.2%

For purposes of developing the above table, the Company considers the Valentine's Day selling season to include the period from February 1 to February 14 each year. The Company considers the Mother's Day season to be the two-week period ending the Saturday before Mother's Day and the Christmas season to be the period from December 1 through December 25. Previously the Company used occasions for purchasing specified by the customer when placing the order to determine the percentage of orders generated for each major holiday. However, the Calyx order entry system did not capture "occasions" as a data field. Therefore, the Company believes that allocating sales based on time periods associated with each holiday more reasonably represents overall seasonal activity. Throughout the remainder of the year, customers purchase the Company's gift products for a variety of special occasions and life events, including birthdays, get wells and new babies, and there is significantly less fluctuation in sales during the "off-peak" months.

Principal Products of the Company

From its inception, the Company has sought to design, manufacture and market the best teddy bears made in America. For many years the Company manufactured its bears exclusively in the United States. Beginning in its fiscal year 1998, the Company began importing certain new products manufactured in Asia under the "Friend for Life" trademark and label for the Retail and Corporate/Wholesale business segments. For the year ended June 30, 2005, total sales of imported Friend for Life teddy bears through the Retail and Corporate/Wholesale segments represented less than five percent of the Company's teddy bear related sales. The Company currently manufactures its Vermont Teddy Bear teddy bears at its factory headquarters in Shelburne, Vermont and in its Newport, Vermont factory that was opened on November 1, 1999. The Company sources the majority of its plush fabric and all of its polyester stuffing from domestic suppliers. A portion of its plush fabric and certain other materials are imported from China and other countries in Asia for its Vermont-based teddy bear manufacturing operations, in an effort to lower the Company's cost of goods sold and to broaden its available sources of supply. Previously, the Company had relied on a single domestic source of supply for plush fabric.

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

Approximately 188 different bear outfits are sold by the Company, including birthday, get well, new baby and other special occasion bears, occupation bears such as business bears and nurse bears, sports bears, and holiday specific bears for Sweetest Day, Halloween, Thanksgiving, Christmas, Chanukah, Valentine's Day, St. Patrick's Day, Easter and Mother's Day. Over ninety-nine percent of the teddy bear outfits were produced by the Company's overseas manufacturing contractors during the twelve months ended June 30, 2005. On occasion, the Company is able to leverage its internal sewing capabilities to produce outfits at the last minute to meet unanticipated demand. For the Valentine's Day selling season in February 2004, the Company's employees sewed approximately 2,500 teddy bear outfits using locally purchased fabrics to fill last minute orders in excess of its sales forecast.

In August 2004, the Company reintroduced its Custom Made Bear program formerly known as "One-of-a-Kind". Customers may request a quote from a Custom Made Bear Counselor for a bear designed and produced to their own specifications. Prices for this new product line start at $299. Previously the Company could not justify the cost of this program. However, the availability of images using search engines on the Internet and the ability to forward sketches to customers via e-mail justifying the suggested price combined with a greater assortment of outfits and accessories on hand will allow the Company to manage this program more profitably than in the past. The Company anticipates that the program will also result in increased sales of its standard BearGram products as customers realize that with the help of a Custom Made Bear Counselor on the phone they can customize to a great extent combining existing accessories and outfits. In addition, the Company expects to improve online conversion rates using information gathered through this effort to improve the merchandising of its standard products online and the functionality of its website.

In addition to its own manufactured teddy bear products, the Company sells items related to teddy bears, as well as merchandise from other manufacturers, featuring the logo of The Vermont Teddy Bear Company. These items are available primarily in the Company's retail stores. Some of the logo merchandise is also available on the Company's website.

The PajamaGram gift delivery service sells a variety of pajamas and related sleepwear and spa products. The assortment for the 2005 Mother's Day season included approximately 136 different styles of pajamas, gowns and robes, and approximately 88 related sleepwear and spa items sold as add-ons. Some of the styles have well-known brand labels such as Natori, Nick & Nora and Crabtree & Evelyn. The Company also purchases domestically at wholesale some of its styles private labeled with the PajamaGram mark. During the fiscal year ended June 30, 2004, the Company began to design and produce its own styles of pajamas and related sleepwear using manufacturing contractors overseas several of which were already producing teddy bear outfits. This offshore initiative allows the Company to diversify its PajamaGram product line with unique styles not available from other retailers and to lower its cost of goods sold in this business segment. The Company also imports from overseas virtually all of the keepsake hatboxes that the PajamaGrams gifts are packaged in. Looking ahead to fiscal 2006, approximately 89 percent of the 2005 Christmas/Holiday inventory of pajamas and related sleepwear consists of PajamaGram labeled product imported directly from overseas. Beginning in fiscal 2005, the Company began selling private labeled PajamaGram bath and body products and candles.

The TastyGram gift service sells a variety of food gift products, including candy, baked goods, savory meats, preserves, sauces and other prepared or packaged foods. Regional food specialties include NY Carnegie Deli Cheesecake, Maine lobster, and Gino's Chicago Deep Dish Pizza. All TastyGram food products are shipped fresh and direct from the kitchen, farm, bakery or packer. Many of its products can only be shipped via overnight or second-day services and are delivered in dry ice or other special packaging to maintain freshness. TastyGram also takes title to each product at the point when Federal Express picks up the packaged item at the supplier's location on the Company's account and will guarantee its customers 100% satisfaction.

Calyx & Corolla, the Company's newest business segment, sells and delivers premium direct-from-the-grower fresh cut flowers and plants and certain floral preserved items such as wreathes, garlands and centerpieces. For the 2005 Mother's Day selling season, the Company offered a selection of floral gifts, including approximately 115 different bouquets, 42 plants and 30 preserved items. Calyx fresh cut flowers are arranged by the growers into unique, lavish bouquets according to "recipes" developed by Calyx employed floral designers. The Company strives to enhance the uniqueness of its arrangements by providing higher stem counts, by including varieties of flowers that are less commonly available such as cut orchids and tropicals, and by minimizing the use of filler stems. Bouquets sold primarily as gifts for life events, holidays and special occasions are sold separately or with a vase or vessel for containing the flowers. The customer may choose between the less expensive classic glass vase available with most bouquets, or the "as shown" vessel depicted with the bouquet in the catalog. The vessels are often hand painted ceramic, hand blown glass or exclusive artisan designs and therefore, considerably more expensive. In addition to mixed bouquets, Calyx also sells a series of floral continuity programs offered in three, six and twelve month installments. These include the Company's popular "Year of Flowers," "Year of Orchids" and "Year of Lilies" programs among others. These continuity programs are offered all year but are sold primarily for the Christmas Holiday season with a significant number of programs also sold as gifts for Mother's Day. Calyx also offers a variety of plants, including a variety of more exotic species such as orchids and oriental lilies. For many plant selections, customers again can choose between a lower priced basket or a more decorative "cachepot" as shown in the catalog. A variety of floral preserved items, including wreaths, garlands and centerpieces are also included in the assortment with emphasis given to dried, freeze dried and preserved natural materials with minimal "faux" accoutrements other than ribbons. Each floral gift is packaged with a "care card" including care instructions specific to the arrangement, flower food and a personalized greeting card from the sender in a colorful gift box that may include an "ice pillow" or other temperature adjusting element to preserve freshness.

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

As the Company began to clarify its identity as a gift delivery service as opposed to a toy manufacturer, customer service increasingly became the focus of the Company's efforts to differentiate its brand. Focusing on customer service, including last minute gift delivery and personalization, the Company expanded its contact center, invested in the technology infrastructure to support online orders and built a new distribution facility with state of the art fulfillment, personalization and shipping capability. Orders, including personalization in the form of artwork or embroidery, eventually could be taken as late as 5 p.m. for delivery the next day. On the day prior to certain key holidays, the Company set up its own remote fulfillment operation near the carrier distribution hub to receive and process orders until midnight for next day delivery. The Company measured success of its efforts to provide excellent customer service through market research. The research revealed that "trustworthy" and "reliable" were the top two attributes customers associated with the "Vermont Teddy Bear" brand. Yahoo has consistently ranked Vermont Teddy Bear as a Five-Star Merchant, and Biz Rate has for several years awarded the Vermont Teddy Bear Company its Platinum Circle of Excellence Award.

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

Each of the "Gift Delivery Services" segments, BearGram, PajamaGram, TastyGram and Calyx & Corolla has its own website storefront with its own branded graphical identity to reinforce the appeal of its product line to its target customer. The PajamaGram, TastyGram and Calyx sites are all more tailored to women as in all cases it is primarily targeting female gift buyers. The websites of all four brands are prominently linked together through the side bar and web traffic is received through these links to all the sites. The Company plans to dedicate each radio, television and print advertisement produced to one gift service but will continue to support the PajamaGram and TastyGram services in existing BearGram markets with a mention that each is a "sister company of The Vermont Teddy Bear Company." The Company also plans to continue mailing separate catalogs for each gift delivery service. Recently the Company has begun to test catalog mailings for the BearGram, PajamaGram and Calyx segments to the customer lists of its other brands. Based on initial success with this effort in all segments, the Company intends to expand this cross-promotional effort during the current fiscal year 2006.

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

Multi-Channel Marketing

The Company developed the BearGram segment using predominantly direct response radio for marketing and distribution in combination with a toll free number 1-800-829-BEAR and subsequently its website vermontteddybear.com. Most of the radio advertisements are read "live" by local radio personalities in major metropolitan areas. During the year ended June 30, 2005, the Company used local radio stations in 115 MSAs across the country to advertise its BearGram and PajamaGram services. Many of the stations and personalities air advertisements for both segments. Depending on performance and the station's target demographics some may advertise one segment or the other. The Company from the inception of the BearGram concept has developed its own media buying strategies as opposed to using an agency. The Company applies a highly analytical methodology to capture and analyze "referral" information provided by the customer for each radio station. The Company believes that its analysis of station performance over the years coupled with its own internal buying strategies has enabled it to profitably grow its radio distribution channel from a regional to a national marketplace. Today, the Company continues to govern its spending on each station for its BearGram and PajamaGram segments based on that station's performance measured in terms of revenue returned per advertising dollar spent.

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

The Company intends to explore other ways to expand its radio advertising campaigns by continuing to test new personalities and new formats on local radio stations using its traditional model of live reads, as well as produced spots to be aired on stations that do not accommodate live reads. The Company will also seek out new syndicated programs, including programs on satellite radio, to carry its advertisements where it can negotiate good rates and reasonable minimum commitments. The Company does not currently advertise either the TastyGram gift category or Calyx & Corolla on the radio but will consider radio advertising for its other gift brands in the future.

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

Since the early years of its radio initiatives, the Company has periodically tested direct response print advertisements in a variety of magazines and newspapers. These early efforts were deemed only marginally successful. More recently, as the Company's brands have gained greater awareness in markets nationally and as it embraced the "art" of multi-channel marketing, the Company has again begun to test a variety of print advertising opportunities for all of its gift segments. Based on the results during the fiscal year 2005, the Company intends to continue developing this advertising medium for all of its segments.

Since 1992, the Company has mailed a small BearGram catalog primarily to customers in order to generate repeat business. BearGram catalogs have been mailed in general three times a year at the Christmas/Holiday, Valentine's Day and Mother's Day selling seasons. Recently, the Company has circulated larger catalogs in an effort to promote its expanded line of BearGram products. Beginning in fiscal year 2002, the Company circulated a 32 page Fall/Holiday BearGram catalog, up from the 24 page catalogs circulated at this holiday in prior years. Also beginning in fiscal year 2002, the Company circulated 24 page Valentine's Day and Mother's Day BearGram catalogs, up from the 16 page catalogs in prior years. By mailing larger catalogs to an increased number of BearGram customers, the Company increased the number of circulated pages to more than 76.5 million in the fiscal year ended June 30, 2005, up from 31.8 million in fiscal year ended June 30, 2001. The 2004 Fall/Holiday BearGram catalog was expanded to 48 pages to incorporate new products added to the BearGram line and the Custom Made Bear program as the Company reinvested cost savings from co-mailing opportunities with other catalogs including those circulated for its other business segments. The Valentine's Day and Mother's Day BearGram catalogs were also expanded to 48 pages in fiscal year 2005.

The Company tested small PajamaGram catalogs for Mother's Day and the Christmas/Holiday season during the fiscal year ended June 30, 2003. Since then, the Company has expanded the PajamaGram catalog circulation to its growing house file of PajamaGram customers and receivers and to prospects using lists of other mail order companies whose customers have comparable demographic characteristics and purchasing behaviors. For the 2005 Fall/Holiday Season, the Company will mail a 48-page catalog to approximately 4,000,000 names including both its customer list and prospects. The Company believes that it has significant opportunity to grow the PajamaGram segment through catalog in addition to direct response radio distribution.

The primary means of distribution for the Calyx & Corolla business segment is catalog. In the year ended June 30, 2003, prior to the Company's acquisition of the net assets and the business of Calyx & Corolla, the prior owner mailed approximately 6,309,000 catalogs. Circulation in that year was materially reduced as the prior owners of Calyx struggled to generate sufficient cash to meet obligations. Since its acquisition of Calyx in August 2003, the Company has sought to increase the circulation of the Calyx catalog again, primarily by including more prospective customers in each mailing. During the year ended June 30, 2005, approximately 9,395,000 Calyx catalogs were mailed. The Company will continue to rebuild circulation using proven customer lists of other catalog companies, and by testing new lists for future mailings. The Company also plans to mail deeper into its house file and mail existing customers frequently. During the year ended June 30, 2005, the Company began to test print as a medium in which to advertise the Calyx brand. The Company will continue to test other means of distribution and advertising for the Calyx segment in the future, including radio and television.

The Company began taking orders on its website vermontteddybear.com in March of 1997 recognizing that the website provided visual support to the Company's radio advertising campaign across the country and a convenient way for customers to place orders. Since 1997, the percentage of orders received at vermontteddybear.com has trended upward reaching 70 percent of total orders in June 2005. The percentage of orders received online in June 2005 at pajamagram.com and tastygram.com were 80 percent and 95 percent, respectively. Since acquiring Calyx & Corolla in August 2003, the percentage of orders received online in this segment has increased from 46 percent to 48 percent in June 2005.

In May 2000, the Company launched a new online PreFUR'd Member program to stimulate loyalty among its existing BearGram customers, increase repeat purchases and average down its advertising costs. The PreFUR'd Member program offers customers special promotions, previews of new teddy bears and a newsletter via e-mail. In June 2000, the Company had approximately 188,000 PreFUR'd Members. By June 2005, the number of PreFUR'd Members was approximately 620,000. The Company will seek to expand this program as new Members are added either by placing BearGram orders online or by opting in to the program over the phone, via e-mail, or in our retail stores.

The Company is also developing loyalty marketing programs similar to the PreFUR'd Member program for each sister company. PajamaGram's VIPj program currently has approximately 212,000 members and TastyGram's e-mail program has 45,000 members as of June 30, 2005. Calyx & Corolla also has a direct e-mail program and a monthly newsletter called "Fresh Cuts" to remind customers monthly of occasions and buying opportunities. Calyx had an e-mail list of approximately 117,000 names at June 30, 2005. Customers of each gift service periodically receive e-mails from the other sister companies cross-promoting their alternative gift products.

In February 2001, the Company also initiated an online affiliate-marketing program for its BearGram gift delivery service. The Company has worked with affiliate partners, including opt-in list aggregators, news and entertainment websites, existing radio stations and charities to advertise to new prospects via e-mail, and paid these partners a percentage of sales generated. Recently the Company scaled back the number of mass e-mails sent out to aggregated "opt-in" lists and has focused on search engine optimization to maximize the Company's exposure on the sites of its search engine affiliates. The Company has also been successful in acquiring certain keywords and phrases used on these Internet search sites and pays these partners on a "cost per click" basis. The Company has developed affiliate-marketing programs for PajamaGram and Calyx during fiscal 2004 and fiscal 2005 respectively. Affiliate websites are pre-qualified based on criteria established by the Company and signed up and monitored by a third party service provider. Under this system, the Company pays its partners a percentage of revenues generated through links from their websites.

In May of 2001, the Company completed expansion of its retail store from 3,000 square feet to 5,000 square feet. The factory tour drew over 83,000 visitors in the year ended June 30, 2005, and has drawn more than 1.2 million tour visitors since moving to its new location in July 1995. In June of 2002, the Company also opened a 2,000 square foot retail store on Route 100 in Waterbury, Vermont. This retail location is part of small retail complex with five other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location, which is believed to be the most visited factory tour attraction in Vermont. In an effort to make a visit to both stores more entertaining and draw additional traffic, the Company has implemented the Make-A-Friend-For-Life bear assembly area at both locations, where visitors can participate in the creation of their own teddy bear. Customers made over 32,000 Make-A-Friend-For-Life bears during fiscal 2005.

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

Manufacturing

Convinced that its identity as an American manufacturer of teddy bears is a key element of its brand positioning for its Vermont Teddy Bear brand, the Company remains committed to preserving and growing its Vermont based manufacturing operations to make the classic Vermont Teddy Bear for the BearGram gift delivery service. In addition to the Shelburne, Vermont manufacturing facility, on November 1, 1999, the Company opened a manufacturing facility in Newport, Vermont, which on June 30, 2005 employed 62 people in all aspects of teddy bear manufacturing. During the year ended June 30, 2005, approximately eighty percent of finished teddy bears were produced in Newport.

At the Newport and Shelburne facilities, fabric is cut and employees then sew parts for all teddy bears, including arms, legs, bodies and heads. The Company previously produced some of the bears using home-workers and domestic subcontractors for a portion of its manufacturing operations, but beginning with the fiscal year ended June 30, 2004, all of its Vermont Teddy Bear brand teddy bears were manufactured entirely by the Company's employees. Once individual parts are sewn, they are mechanically stuffed. The bears are assembled by attaching the stuffed parts to the bears with plastic joints, mechanically stuffing the bodies, and hand-stitching the backs. Each bear is finally outfitted and accessorized in the Shelburne distribution facility by the Company's Bear Dressers to meet customer requests.

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

For the launch of the PajamaGram concept, the Company purchased all of its goods domestically from wholesalers or domestic manufacturers of brand-name pajamas. As the Company developed experience with its merchandise assortment and more confidence in its product forecasts, it began to develop its own designs and during the fiscal year 2004 began to import certain styles from Asia manufactured by its suppliers under the PajamaGram label. The purpose of developing its own merchandise was to lower its cost of goods in the PajamaGram segment and to create exclusive fabrics and styles that can not be found in other retail stores. Several of the Company's established partners that had been manufacturing teddy bear outfits became pajama suppliers as well. The Company is continuously exploring new sources of manufacturing for its PajamaGram merchandise, including slippers and add-on accessories such as candles and spa products and seeks to further diversify its sources of supply and reduce reliance on any one geographic area. For the 2005 Christmas/Holiday selling season, approximately 89 percent of PajamaGram merchandise will be imported private label product.

All floral merchandise for the Calyx & Corolla segment is purchased domestically from the growers, although certain varieties of fresh flowers are flown in from foreign farms, primarily in Ecuador, Columbia and Holland. The fresh cut flowers, plants and preserved items are purchased directly from the growers. Vases, vessels and other containers are currently purchased from domestic wholesalers while many of these items are manufactured overseas. The Company is exploring offshore sources for these items and will begin importing certain Calyx labeled containers directly from offshore suppliers during fiscal 2006. Again, the purpose in pursuing this strategy is to lower the cost of goods and to develop unique designs that are exclusive to the Calyx brand.

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

TastyGram product is managed in a fashion similar to Calyx. Virtually all the goods sold are purchased after the customer orders are received and at the time the order is drop shipped by the supplier to the customer. The Company maintains no inventories at any location for this segment.

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

Virtually all orders in the BearGram, PajamaGram and TastyGram segments are shipped on the day the order is placed, or if the order is placed on Saturday or Sunday they are shipped on the following Monday. In the Calyx segment, the Company records the cash receipts with corresponding deferred revenue on its balance sheet for the continuity program ("Year of") orders that are taken throughout the year. During the year ended June 30, 2005, the Company received approximately 9,800 program orders predominantly at the Christmas/Holiday season and at Mother's Day. In the case of these programs orders, the customer's credit card is processed for the full amount of the order, including the three, six or twelve months of shipments depending on the program, on the day the first shipment ships. Additional revenue is recognized for subsequent shipments as they ship, reducing the deferred revenue.

The Company maintains reserves for returns and allowances as a percentage of net revenues in each month based on either historical experience in each segment or known returns and allowances. The Company believes that returns and allowances in its non-perishable segments, the BearGram and PajamaGram segments are low in part because these products are sent as gifts. The Company's returns and allowances are higher in the Calyx segment particularly during months of extreme ambient temperatures. The higher rate in this segment is primarily attributed to the perishable nature of the products and the time packages spend in transit. To reduce allowances granted to Calyx customers for unsatisfactory deliveries, the Company has tested alternative packaging materials and increasingly focused on floral merchandise that is more resilient to fluctuations in temperature. This packaging testing has also allowed the Company to ship the more hardy varieties using a two-day service. Cost savings derived from the utilization of the two-day service partially offset the cost of packaging and the increasing cost of parcel shipping. During the fiscal year 2005, the Company also upgraded shipments of more sensitive varieties to overnight delivery service to reduce the time in transit.

Sales Operations

The Company now receives approximately 58 percent of total orders for all business segments from customers online. The balance of the orders is received by telephone. The Company maintains its website applications in several different hosting environments. Yahoo Store because of its bandwidth and database capacity is used for both the BearGram and the PajamaGram consumer sites to accommodate traffic during the holiday selling seasons. The Company has developed its own applications for certain websites and functionality to supplement the Yahoo sites that are hosted at a location near the Company's Shelburne headquarters with redundant connectivity and maintained by Company employees.

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

During most of the year the Company answers all telephone calls at its call center in Shelburne, Vermont. Agents known as Gift Counselors are cross-trained to receive BearGram, PajamaGram and TastyGram orders and are allocated calls for all three segments in real time. The "shared" agent approach to answering calls for these three segments has allowed the Company to improve efficiencies in its contact center and handle the increasing call volume with fewer agents. Calyx orders were taken into a separate order entry system. Therefore, the Company maintained a staff of dedicated agents for the Calyx system in its contact center. During the last three months of fiscal 2005, the Company began the process of incorporating Calyx orders into the same enterprise-wide transaction processing system as the BearGram, PajamaGram and TastyGram segments. The Company has transitioned these dedicated agents to shared agents and all agents in the contact center can answer calls for all segments.

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

Fulfillment Operations

All BearGram and PajamaGram orders are processed, fulfilled and shipped from the Company's Shelburne warehouse. Calyx and TastyGram orders are processed in Shelburne but drop shipped from each supplier's location. A portion of Calyx merchandise including certain vases and preserved items are shipped out of the Company's Shelburne facility.

Most BearGram orders during the non-holiday periods are "dressed" to order to accommodate the substantial number of orders that receive personalization in the form of artwork or embroidery. During the year ended June 30, 2005, approximately 39 percent of all Bear Gram orders received some form of personalization. The Company believes that its ability to personalize it BearGram products on the day the order is placed for guaranteed next day delivery is a key differentiating feature of its BearGram business. For the 2004 Christmas/Holiday season, the Company began to offer an embroidered gift tag for the BearGram, and also for the PajamaGram hatbox as it introduces personalization options in the PajamaGram segment. The Company seeks to expand its personalization capabilities in both the BearGram and PajamaGram segments and intends to offer personalization on certain products in its Calyx and TastyGram segments in the future.

At Valentine's Day, the Company governs the number of personalized orders by offering its holiday specific products without options for embroidery or artwork. These orders are pre-dressed and pre-packaged in advance to allow a greater volume of orders to be processed and shipped in the days immediately prior to the Company's biggest holiday.

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

Orders for all segments are printed onto an "integrated pick-ticket" form including the personalized greeting card, care card (if applicable), picking information and a shipping label. This form, developed in recent years by the Company, replaced collating forms and labels from several printers and minimizes the opportunity to mix up orders as they are prepared for shipment. For Calyx and TastyGram orders, the package shipping labels printed at the growers' locations are completed carrier specific labels including all the routing and tracking number information required by each carrier to deliver the package from its point of origin. Currently, the Company uses United Parcel Service (UPS) to deliver packages for Calyx orders and uses FedEx to deliver packages for TastyGram orders. For its BearGram and PajamaGram packages that ship exclusively out of Shelburne, the Company uses multiple carriers including UPS, FedEx, DHL, and the United States Postal Service (USPS). USPS is used almost exclusively to deliver packages to Alaska, Hawaii, Puerto Rico and post office box addresses. In the case of BearGram and PajamaGram orders, the "shipping" label is only a barcode label applied to the box prior to the package entering into the shipping system. In motion, the packages are weighed and the shipping system, using the barcode label looks up destination and service level (ground, two-day or overnight) information in the order. This information is used within the shipping system to determine the lowest cost carrier for each package. The Company believes that its shipping system with the ability to generate labels for multiple carriers based on the lowest cost alternative enables it to minimize its freight paid on deliveries on a daily basis and more aggressively negotiate discounts with its carriers. The system also provides increased flexibility to manage high volume as the Company can divert packages momentarily to alternative carriers with capacity during the peak selling seasons.

Again, the volume of daily orders is significantly greater during the Valentine's Day and Mother's Day seasons, peaking in the week leading up the each holiday. To maximize the number of packages economically delivered on the holiday date requested by the customer, the Company processes non-perishable orders received in advance of the requested date and "future ships" these packages into the distribution system of the common carriers. In recent years, the larger common carriers such as UPS and Federal Express have developed techniques to retain these packages within their systems for delivery on the date specified.

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

With its PajamaGram gift delivery service the Company competes against virtually all apparel retailers selling pajamas and related sleepwear and spa products, including Lands End, L.L. Bean, GAP and Victoria's Secret, that can deliver their products via express service. The Company competes by providing its customers convenient service and reliable expedited delivery options. The Company also competes by providing its customer a "complete" gift with the added value of a free personalized greeting card and a free add-on such as lavender tub tea, packaged in a decorative box and delivered in a colorful shipping container.

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

Patents, Trademarks, and Licenses

The Company regards its trademarks and service marks and other intellectual property as critical to its success. The Company's name and its various logos, are in combination registered trademarks and service marks in the United States. In addition, the Company also owns the registered trademarks in the United States for "The Vermont Teddy Bear Company," "Vermont Teddy Bear," "Make-A-Friend-For-Life," "Teddy Grams," "BearAnimal," "The All-American Teddy Bear," "Huffin' Puffin'," "Coffee Cub," and "Friend for Life". The Company also owns the registered service marks "Bear-Gram", "Bear Counselor," "Vermont Bear-Gram," "Teddy Bear-Gram," "Bears Say it Best," "Bears to Business," "Love is in the Bear," "The Creative Alternative to Flowers," "Ted Ex," "Teddy Express," "Nothing says you care like a Bear," "Show You Care, Send a Bear," "PreFUR'd Member," "SendAMERICA," "SendVERMONT," and "Send(all 49 other states)", "TastyGram," "PajamaGram," "Calyx and Corolla," and "The Flower Lover's Flower Company". The Company also has applications pending to register "Say it with a Bear," "BabyGram," "LoveGram," "Big Hero Little Hero," "Little Hero," "Crazy For You," "Gift Bag Boutique". The Company also owns the registered trademark "Vermont Teddy Bear" in Japan and "Bear-Gram" and "Teddy Bear-Gram" in Great Britain.

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

Employees

As of June 30, 2005, the Company employed 352 individuals, of whom 150 were employed in production-related functions, 171 were employed in sales and marketing positions, and 31 were employed in general and administrative positions. As of June 30, 2005, 249 of the Company's employees were full time. The Company substantially increases its workforce with temporary employees to service increased customer demand and shipments at the Christmas/Holiday, Valentine's Day and Mother's Day periods. In addition, the Company has developed a flexible workforce with cross-trained employees who can supplement core staff in departments as needed. The Company's manufacturing employees, including those in the Newport facility participate in the fulfillment and shipping operations in Shelburne during the peak holiday periods. Other marketing and administrative employees support both the contact center and fulfillment operation during periods of high volume. No employees are members of a union, and the Company believes it enjoys favorable relations with its employees.

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

Seasonality: The Company's sales are highly seasonal, with Valentine's Day, Mother's Day and Christmas being its largest selling seasons, representing 28.3 percent, 21.0 percent, and 16.0 percent of the Company's annual sales, respectively. With the addition the PajamaGram, TastyGram and Calyx & Corolla business segments each with a larger percentage of female customers than the BearGram service, the Company has been able in increase proportionately its sales at Christmas and Mother's Day. While the Valentine's Day selling season continues to expand, it now represents a smaller percentage of total annual sales than in years past.

Percentage of Gift Delivery Services orders

(12 months ended June 30)

Occasions for Purchases	2005	2004	2003	2002	2001
Valentine's Day	28.3%	25.5%	27.9%	27.7%	29.2%
Mother's Day	21.0%	18.9%	17.0%	15.8%	14.4%
Christmas	16.0%	14.4%	11.1%	8.5%	8.2%

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

Dependence on Common Carriers: While the Company has the ability to ship its gift products using multiple common carriers thereby reducing its reliance on any one carrier, there are a number of factors affecting both the reliability of delivery and cost of the Company's shipments. At the holidays, packages leave the Company's facility in Shelburne, Vermont and the growers' warehouses in Florida and California in bulk shipments and are transported to the carriers' distribution hubs either by tractor-trailer or by plane for more general dispersion within the carriers' delivery systems. A catastrophic disruption in transit, particularly on the initial leg from the point of origin could cause a material number of deliveries to be delayed and result in a material adverse impact on the Company's operating results for the holiday and could also have a negative affect on its brands. The addition of ancillary charges by all carriers for residential deliveries, rural residential deliveries and fuel cost increase have materially impacted the Company's cost for freight paid on deliveries. In addition, Federal Express now applies a dimensional weight to packages under 12 inches cubed that represent the majority of the Company's packages. The resulting cost increases caused the Company to replace Federal Express with UPS as its primary carrier. If the other carriers apply dimensional weights for packages under 12 inches cubed without a corresponding adjustment to the Company's discounts, the Company may experience material increases in its cost for overnight and two-day express deliveries of its gift products. If the Company is unable to pass the added cost on to its customers, the Company's operating results may suffer.

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

Management Succession: The Company has developed its current management structure by developing its executive team and senior leadership internally. While the resulting aggregate management experience has allowed the Company to perform well while experiencing rapid growth in recent years, the Company has no formal succession plan to replace its current Chief Executive Officer, Elisabeth Robert whose employment contract expires on October 22, 2007. The Company believes that Elisabeth Robert has played a significant role in the development of the Company and the unique business culture that propels its recent success. In the event Elisabeth Robert departs the Company, there can be no assurance the Company will find a replacement capable of providing effective leadership for the Company.

Stock Price Volatility: The Company's stock price is subject to material fluctuation as the result of stock market conditions as well as investors' interpretation of the performance of the Company. The Company is aware that its stock is very thinly traded in the public market further subjecting its stock price to material fluctuations when stockholders attempt to transact the stock in larger quantities. Owning a large block of the Company's stock may preclude the related shareholder from selling his or her holding at the then stated market price for the stock. The average daily trading volume for BEAR during the fiscal year ended June 30, 2005 was 9,263 shares. On occasion, when an abrupt material decline occurs in a company's stock price, that company is subject to securities class action litigation. There can be no assurance that the Company will not become subject to this type of expensive and distracting litigation in the future.

On May 16, 2005, The Vermont Teddy Bear Co., Inc. a New York corporation (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware corporation, and Hibernation Company, Inc., a Delaware corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. ("Merger Subsidiary"). Pursuant to the Merger Agreement, Merger Subsidiary will merge (the "Merger) with and into the Company, with the separate corporate existence of Merger Subsidiary ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Hibernation Holding Company, Inc. At the effective time of the Merger (the "Effective Time"), each share of Company common stock and preferred stock issued and outstanding immediately prior to the Effective Time and not held by Hibernation Holding Company, Inc. will be converted into the right to receive $6.50 in cash per share of common stock (on an as-converted basis). Notwithstanding the foregoing, at the Effective Time certain security holders will exchange their existing Company stock and warrants for stock and warrants of Hibernation Holding Company, Inc. The consummation of the Merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing.

A special meeting of the shareholders of The Vermont Teddy Bear Co., Inc. ("VTBC") was held at 10:00 a.m. EST on Wednesday, September 28, 2005, at VTBC's retail/manufacturing facility, 6655 Shelburne Road, Route 7, Shelburne, Vermont.

At this meeting the stockholders approved the Merger Agreement and, the closing of the Merger Agreement is expected to occur on or before September 30, 2005. If the merger is completed, the Company will no longer be owned by public shareholders and, as a private company, will file a Form 15 to notify the SEC that its public reporting duties are terminated. While the Merger Agreement is expected to close on or before September 30, 2005, there can be no assurance that the Merger Agreement will close.

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

On July 29, 2004, the Company entered into a new ten year lease for its Shelburne warehouse and fulfillment center to incorporate a 60,400 square foot addition to the existing facility that is contiguous to the property on which the Company's factory headquarters are located. The addition supports the operations of all business segments and replaces 25,000 square feet of month-to-month leased space in Williston, Vermont. The new consolidated lease for 120,800 square feet replacing the July 19, 2000 lease began on October 2004. The new consolidated lease is for ten years with three five-year renewal options.

Item 3. Legal Proceedings

The Company has been a party in a suit against 538 Madison Realty Company pending in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company is terminated.

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, had been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returned the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company continued to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company accrued management's estimated cost of $220,000 to settle this contingency, but no assurance could be given that this dispute could be settled for that amount. In the event that no settlement could be reached and the Company was not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value was $2,825,000. The landlord also claimed damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there was a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there was no assurance that this dispute could be resolved for less than the full amount claimed by the landlord. Discovery was scheduled to be completed in March 2005 and no trial date had been set. The Company had agreed to enter into mediation with the landlord and a mediation date, after prior cancellations, occurred on March 3, 2005. On March 18, 2005, following mediation that occurred on March 3, 2005, and continuing settlement discussions, the Company increased the amount of its reserve for the litigation by $1,780,000 to reflect management's then current estimated cost of $2,000,000 to settle this contingency. On April 28, 2005, the Company executed a Settlement and Release Agreement (the "Settlement Agreement") with 538 Madison Realty Company. Under the Settlement Agreement, the Company agreed to pay 538 Madison Realty Company a settlement amount of $2,350,000 and the parties exchanged releases. Of this settlement amount, $1,150,000 was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit previously held by 538 Madison Realty Company in the amount of $150,000. The remaining $1,200,000 has been recorded as a liability and will be paid by the Company on or before March 15, 2006, without interest.

On April 29, 2005, in conjunction with the Settlement Agreement, the Company evaluated financial covenants and received consents from its lender, Banknorth, N.A. and W.P. Carey & Co. LLC, the Company's landlord in a sale-leaseback financing transaction relating to its retail/manufacturing facility in Shelburne, Vermont, to amend certain financial covenants in regards to the one-time charge of $2,350,000 attributable to payments made to 538 Madison Realty Company LLC pursuant to the Settlement Agreement.

On May 16, 2005, The Vermont Teddy Bear Co., Inc. a New York corporation (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware corporation, and Hibernation Company, Inc., a Delaware corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. ("Merger Subsidiary"). Pursuant to the Merger Agreement, Merger Subsidiary will merge (the "Merger) with and into the Company, with the separate corporate existence of Merger Subsidiary ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Hibernation Holding Company, Inc. At the effective time of the Merger (the "Effective Time"), each share of Company common stock and preferred stock issued and outstanding immediately prior to the Effective Time and not held by Hibernation Holding Company, Inc. will be converted into the right to receive $6.50 in cash per share of common stock (on an as-converted basis). Notwithstanding the foregoing, at the Effective Time certain security holders will exchange their existing Company stock and warrants for stock and warrants of Hibernation Holding Company, Inc. The consummation of the Merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing. If the merger is completed, the Company will no longer be owned by public shareholders and, as a private company, will file a Form 15 to notify the Securities and Exchange Commission ('SEC") that its public reporting duties are terminated.

On June 14, 2005, VTBC was served with a summons and complaint in each of two separate legal actions commenced in the Supreme Court of the State of New York, County of Nassau: an action brought by Keith Griffin of Long Island, New York, filed June 3, 2005; and an action brought by Robert Totero of Sun City Center, Florida, filed June 8, 2005. By order entered on September 7, 2005, the actions were consolidated. The court ordered that an amended and consolidated class action complaint be filed and served as soon as practicable after consolidation. Plaintiffs filed an amended and consolidated class action complaint (the "Amended Complaint") on September 19, 2005. The Amended Complaint alleges that the named plaintiffs are shareholders of VTBC, who are suing on behalf of themselves and all other similarly situated parties. The action is pending in the Commercial Division of the Supreme Court of the State of New York, County of Nassau.

The action seeks to challenge the proposed merger transaction reported by VTBC in its Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 17, 2005 and as described in VTBC's definitive Proxy Statement on Form 14A filed with the SEC on September 2, 2005. The Amended Complaint names as defendants VTBC and each individual member of VTBC's board of directors, as well as the Buyer and affiliated entities. The Amended Complaint alleges that the defendants breached their fiduciary duties to shareholders by, among other things, (1) failing to maximize shareholder value with respect to the proposed merger transaction and (2) failing to disclose material information regarding the proposed merger.

The Amended Complaint seeks certification as a class action, with the named plaintiffs to be certified as class representatives, and also seeks declaratory and injunctive relief, enjoining the proposed merger transaction, as well as unspecified compensatory damages, attorneys' fees, costs of the litigation, and other unspecified relief. VTBC denies the substantive allegations of the complaints, including the Amended Complaint and, if necessary, intends to defend the consolidated action vigorously.

VTBC has not responded to the Amended Complaint, and its time to do so has not expired yet. The plaintiffs served discovery requests on or about September 9, 2005. A pretrial conference with the court is scheduled for October 24, 2005.

The plaintiffs and the defendants in this litigation have engaged in negotiations that have led to a settlement agreement. The terms of such settlement are reflected in a memorandum of understanding which was signed on September 20, 2005. The memorandum of understanding provides for the negotiation of a formal stipulation of cash settlement and, ultimately, court consideration of the proposed settlement based on the additional disclosures in the Company's supplement to the proxy statement and other customary terms, including, but not limited to, (1) a release of all defendants from all claims that were or could have been asserted in the action or otherwise arise out of or relate to the transaction contemplated by the Merger Agreement, and the contents of the proxy statement and related matters and (2) a denial of any wrongdoing or liability on the part of all defendants.

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

On May 16, 2005, The Vermont Teddy Bear Co., Inc. a New York corporation (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware corporation, and Hibernation Company, Inc., a Delaware corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. ("Merger Subsidiary"). Pursuant to the Merger Agreement, Merger Subsidiary will merge (the "Merger) with and into the Company, with the separate corporate existence of Merger Subsidiary ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Hibernation Holding Company, Inc. At the effective time of the Merger (the "Effective Time"), each share of Company common stock and preferred stock issued and outstanding immediately prior to the Effective Time and not held by Hibernation Holding Company, Inc. will be converted into the right to receive $6.50 in cash per share of common stock (on an as-converted basis). Notwithstanding the foregoing, at the Effective Time certain security holders will exchange their existing Company stock and warrants for stock and warrants of Hibernation Holding Company, Inc. The consummation of the Merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing.

A special meeting of the shareholders of The Vermont Teddy Bear Co., Inc. ("VTBC") was held at 10:00 a.m. EST on Wednesday, September 28, 2005, at VTBC's retail/manufacturing facility, 6655 Shelburne Road, Route 7, Shelburne, Vermont.

At this meeting the stockholders approved the Merger Agreement and, the closing of the Merger Agreement is expected to occur on or before September 30, 2005. If the merger is completed, the Company will no longer be owned by public shareholders and, as a private company, will file a Form 15 to notify the SEC that its public reporting duties are terminated.

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

The Company did not sell any equity securities or make any purchases of securities during the period July 1, 2004 to June 30, 2005. Between July 1, 2002 and June 30, 2005, the high and low closing bid and closing sales prices for a share of the Company's Common Stock as quoted on NASDAQ were as follows:

Quarter Ended	High Sales	Low Sales
June 30, 2005	$6.50	$4.00
March 31, 2005	$7.40	$5.30
December 31, 2004	$7.30	$3.90
September 30, 2004	$5.75	$4.35
June 30, 2004	$6.69	$4.85
March 31, 2004	$5.89	$4.25
December 31, 2003	$5.47	$4.00
September 30, 2003	$4.55	$3.34
June 30, 2003	$4.19	$3.38
March 31, 2003	$4.24	$3.68
December 31, 2002	$4.09	$2.75
September 30, 2002	$3.60	$1.81

As of June 30, 2005, the number of record holders of the Company's common stock was 4,004.

Description of Securities

Immediately prior to the Company's initial public offering, there were 4,000,000 shares of the Company's Common Stock outstanding, held of record by nine shareholders. As a result of the 1,000,000 share initial public offering and the Underwriters' purchase of 172,500 additional shares to cover over-allotments in connection therewith, there were 5,172,500 shares of the Company's Common Stock outstanding immediately following the offering. On March 8, 1995, the Company purchased 12,000 common shares in the open market and continues to hold these shares as treasury stock. On November 4, 1998, the Company purchased 11,020 additional common shares from dissenting shareholders and continues to hold these shares as treasury stock. On October 16, 2002, the Company purchased 3,149,266 common shares as treasury stock pursuant to the Company's Issuer Tender Offer of August 21, 2002. From March 1, 1996 to June 30, 2005, 1,347,333 shares of the Company's Common Stock were issued pursuant to the exercise of Incentive Stock Options and Non-Employee Director Stock Options. On February 3, 1999, 10 holders of Series B Preferred Stock exercised conversion rights of 176,970 preferred shares into 474,989 shares of common stock. On July 19, 1999, the remaining 27,942 shares of Series B Preferred Convertible Stock were converted into 74,996 shares of the Company's Common Stock. On July 29, 1999, 215,157 warrants associated with the Series B Preferred Stock were exercised and converted into 519,715 shares of the Company's Common Stock. On December 20, 1999 warrants associated with a loan from Green Mountain Capital were exercised and converted into 100,000 shares of the Company's Common Stock. On October 4, 2002, Series C Convertible Preferred Stockholders exercised conversion rights of 50.7 preferred shares into 482,745 shares of common stock. On December 1, 2003, Series C Convertible Preferred Stockholders exercised conversion rights of 9 preferred shares into 85,707 shares of common stock. As a result of these activities, there were 5,085,699 shares of the Company's Common Stock outstanding, held of record by 4,004 shareholders, as of June 30, 2005.

Securities Sold By the Issuer

There are 90 shares of non-voting Series A Preferred Stock, held of record by one shareholder, with a liquidation value of $10,000 per share plus cumulative dividends of eight percent per annum. There has been no change in the number of Series A Preferred shares and the original shareholder remains the sole shareholder of Series A Preferred Stock. There were $72,000 in dividends accrued in respect of the Series A preferred Stock during each of the fiscal years between July, 1 1996 and June 30, 2005.

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

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2005 $5,585 of dividends were paid in cash. For the fiscal year ended June 30, 2004 $7,863 of dividends were paid in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. In addition to Series C Preferred dividends, the holders of the Series C Preferred stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of Common stock) are paid with respect to the Common stock (treating each share of Series C Preferred stock as being equal to the number of shares of Common stock into which each share of Series C Preferred could be converted). There were 9.3, 9.3, and 18.3 shares of Series C Preferred Stock issued and outstanding at June 30, 2005, 2004, and 2003 respectively.

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

On August 21, 2002, the Company commenced an offer to purchase up to 3 million shares of the Company's common stock at a purchase price of $3.50 per share ("the Issuer Tender Offer"). The Issuer Tender Offer was subject to certain conditions as were described in the offering documents filed with the SEC on August 21, 2002 and amended on September 9, 2002 and on September 23, 2002 and expired at 5 p.m. Eastern Time on October 4, 2002. The offer was not conditioned on any minimum number of shares being tendered and was subject to proration if more than 3 million shares were tendered. At the commencement of the offer, the Company expected the maximum aggregate cost, including all fees and expenses applicable to the offer, to be approximately $10,750,000 and anticipated that its cash on hand plus the proceeds of loans from Banknorth, N.A. would be sufficient to pay these costs. On September 27, 2002 the Company closed on two loan facilities with Banknorth, N.A.: a term loan in an amount of $3,000,000 which could be used for the repurchase of the Company capital stock in the Issuer Tender Offer and a revolving line of credit in an amount up to $4,000,000 for working capital needs.

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

The consideration paid was $3,700,000 consisting of $1,200,000 paid in cash and the remainder paid in the form of 250 shares of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred") at a fair value of $10,000 per share. The Series D Preferred shares are convertible into the Company's common stock at a price of $3.53 per common share. Each of the shares of Series D Preferred has a minimum liquidation value of $10,000 per share, and is convertible into 2,832 shares of the Company's common stock. The Series D Preferred ranks junior to both Series A and Series C Preferred Stock but senior to all other shares of capital stock of the Company. The Series D Preferred stockholders may, at any time after December 31, 2004, require the Company to redeem some or all of the Series D Preferred shares at their minimum liquidation value, not to exceed $650,000 annually on a rolling 12-month basis. The Series D Preferred requires mandatory redemption of all outstanding shares at the minimum liquidation value along with all accrued but unpaid dividends ten years after issuance. The Series D Preferred carries voting rights on an as-converted basis, and, as a class, has the right to elect one member to the Company's Board of Directors. The Series D Preferred shares have a cumulative preferred cash dividend of 5.0 % per annum, payable quarterly.

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

Item 6. Selected Financial Data

The following selected consolidated statement of operations data for the years ended June 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of June 30, 2005 and 2004 have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 30, 2002 and 2001 and the selected consolidated balance sheet data as of June 30, 2003, 2002, and 2001 are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The following table summarizes the Company's consolidated statement of operations and balance sheet data. The results of the years ended June 30, 2005 and 2004 are materially affected by the acquisition of Calyx & Corolla, Inc. and therefore affect the comparability of the information in the table. You should read this information together with the discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

Years Ended

(in thousands, except per share data)
	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001

Net Revenues	$66,608	$55,827	$40,275	$38,993	$37,255
Cost of Goods Sold	30,308	24,366	15,484	14,350	13,514
Gross Profit	36,300	31,461	24,791	24,643	23,741
Marketing & Selling	24,404	21,895	17,328	15,748	14,856
General & Administrative	7,964	5,803	4,983	4,727	4,688
Legal Settlement	2,150	--	--	--	--
Operating Income	1,782	3,763	2,480	4,168	4,197
Other Income (Expense)	(578)	(626)	(462)	(296)	(134)
Income Before Income Taxes	1,204	3,137	2,018	3,872	4,063
Income Tax Provision	(953)	(1,285)	(825)	(1,421)	(1,556)
Net Income	251	1,852	1,193	2,451	2,507
Preferred Stock Dividends	(202)	(184)	(91)	(108)	(108)
Accretion of Original Issue Discount	--	(18)	(54)	(54)	(54)
Net Income Available to Common Stockholders	$49	$1,650	$1,048	$2,289	$2,345

Basic Net Income per Share	$0.01	$0.33	$0.18	$0.31	$0.33
Diluted Net Income per Share	$0.01	$0.29	$0.18	$0.29	$0.28

Weighted Avg Shares-Basic	5,114,612	5,056,456	5,769,905	7,495,337	7,443,208
Weighted Avg Shares-Diluted	5,573,439	6,167,634	6,237,089	8,330,409	8,667,192

Consolidated Balance Sheet Data

As of

(in thousands)
	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001

Cash and Cash Equivalents	$ 7,046	$ 6,587	$ 5,168	$12,086	$8,945
Working Capital	4,991	4,944	5,906	12,455	10,553
Total Assets	28,621	26,530	20,405	26,023	24,594
Long Term Liabilities	5,717	6,582	6,672	5,136	5,296
Series C Preferred Stock	93	93	165	617	563
Series D Preferred Stock	2,510	2,510	--	--	--
Total Stockholders' Equity	9,984	9,471	7,482	15,609	14,005

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

Executive Overview

In the period described in this report, the Company's net revenues increased substantially in the Gift Delivery Services over the same period in the prior year. The Company realized revenues in the Calyx segment for the entire twelve months ended June 30, 2005, whereas last fiscal year, the Company only realized Calyx revenues in the ten months following the August 29, 2003 acquisition of the Calyx business. The Retail Store and Corporate/Wholesale business experienced a decline in net revenues as compared to the same period last year.

The Company's consolidated gross profit increased in this period, primarily due to the increased sales in the PajamaGram, BearGram and TastyGram businesses. These increases were partially offset by decreased gross profits in the Retail and Corporate/Wholesale businesses.

While the dollar amount of consolidated gross profit had increased from the prior year, gross profit as a percentage of net revenue has decreased from the prior year. This is the result of package delivery costs increasing in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. were most significant in the Calyx segment as the Company continued to ship packages via Federal Express. During the second half of this year, the Company moved virtually all Calyx package delivery to United Parcel Service, its lower cost primary carrier.

The Company incurred higher unit costs in manufacturing for the BearGram segment attributed to reduced throughput earlier in this period as the Company transitioned its teddy bear manufacturing operations to modular manufacturing. The Company began the transition to modular manufacturing in February 2004 primarily in response to escalating worker's compensation costs related to repetitive motion injuries. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory and improved quality as problems are detected and addressed immediately when each bear is completed within the shortened cycle. With the transition completed, the Company is beginning to achieve higher levels of manufacturing efficiency with lower direct labor costs and improved employee satisfaction as employees no longer focus on a single operation and can work in a team environment.

The PajamaGram segment margins were impacted by the increased delivery costs and the result of increased revenues from products that traditionally have lower gross unit margins. This impact was partially offset by improved unit gross margins associated with the Company's transition to its own PajamaGram private labeled merchandise imported directly from its suppliers overseas.

While lower as a percent of net revenues, net marketing and selling expenses increased during the period described in this report. Increases in marketing expenses for the PajamaGram and newly added Calyx business were offset by decreases in marketing expenses for the BearGram, Corporate/Wholesale, Retail and TastyGram businesses during the period.

Increases in marketing and selling expenses for the PajamaGram, Calyx & Corolla, BearGram, along with increased call center costs were partially offset by decreases in marketing and selling expenses for the Retail Store, Corporate/Wholesale and TastyGram segments during the period. The Company realized marketing and selling expenses in the Calyx segment for the entire twelve month period ended June 30, 2005 versus only ten months in the period ended June 30, 2004 following the acquisition of the Calyx business on August 29, 2003. The Company reallocated advertising dollars between PajamaGram, Calyx & Corolla, and BearGram segments in a conscious effort to control and monitor marketing and selling expenses. As a result, marketing and selling expenses as a percentage of net revenues decreased during the periods described in this report as the Company.

The increase in General and Administrative expenses this period is primarily due to increased legal and financial advisory fees related to the Merger Agreement (see Item 3, Legal Proceedings) of $780,000, legal fees for defense costs related to settlement of the Class Action suit (see Item 3, Legal Proceedings) of $65,000, and $361,000 in legal fees related to the settlement of the New York lease dispute (see Item 3, Legal Proceedings).

The Company recorded legal settlement costs of $2,150,000 related to the settlement of the New York lease dispute (see Item 3, Legal Proceedings) during fiscal year 2005.

On May 16, 2005, The Vermont Teddy Bear Co., Inc. a New York corporation (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware corporation, and Hibernation Company, Inc., a Delaware corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. ("Merger Subsidiary"). Pursuant to the Merger Agreement, Merger Subsidiary will merge (the "Merger) with and into the Company, with the separate corporate existence of Merger Subsidiary ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Hibernation Holding Company, Inc. At the effective time of the Merger (the "Effective Time"), each share of Company common stock and preferred stock issued and outstanding immediately prior to the Effective Time and not held by Hibernation Holding Company, Inc. will be converted into the right to receive $6.50 in cash per share of common stock (on an as-converted basis). Notwithstanding the foregoing, at the Effective Time certain security holders will exchange their existing Company stock and warrants for stock and warrants of Hibernation Holding Company, Inc. The consummation of the Merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing.

A special meeting of the shareholders of The Vermont Teddy Bear Co., Inc. ("VTBC") was held at 10:00 a.m. EST on Wednesday, September 28, 2005, at VTBC's retail/manufacturing facility, 6655 Shelburne Road, Route 7, Shelburne, Vermont, for the following purposes:

1. To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger dated as of May 16, 2005 (the "Merger Agreement"), by and among VTBC, Hibernation Holding Company, Inc., a Delaware corporation ("Buyer") and Hibernation Company, Inc., a Delaware corporation ("Merger Sub"), pursuant to which, among other things, Merger Sub will be merged with and into VTBC (the "Merger"), with VTBC as the surviving corporation and: (1) each share of VTBC's common stock outstanding at the time of the merger (other than shares held by certain shareholders) will be converted into the right to receive $6.50 in cash; (2) each share of VTBC's Series C preferred stock outstanding at the time of the merger will be converted into the right to receive $6.50 for each share of VTBC's common stock into which such share of Series C preferred stock is eligible to be converted according to its terms, plus the amount of any accrued but unpaid dividends; and (3) each share of VTBC's Series D preferred stock outstanding at the time of the merger will be converted into the right to receive $6.50 for each share of VTBC's common stock into which such share of Series D preferred stock is eligible to be converted according to its terms, plus the amount of any accrued but unpaid dividends, as described in the accompanying proxy statement.

2. To consider and vote on any motion submitted to a vote of the shareholders to adjourn or postpone the special meeting to another time and place for the purpose of soliciting additional proxies.

3. To consider and vote upon any other matters that properly comes before the special meeting or any adjournments or postponements of the special meeting.

Only holders of record of VTBC's common stock, Series C preferred stock and Series D preferred stock at the close of business on August 24, 2005, the record date of the special meeting, are entitled to notice of, and to vote at, the special meeting or any adjournments or postponements of the special meeting. Under New York law, the affirmative vote by the holders of two-thirds of the shares of VTBC's capital stock entitled to vote at the special meeting (consisting of issued and outstanding shares of VTBC's common stock and shares of VTBC's Series C preferred stock and Series D preferred stock voting on an as converted basis) is required to adopt the Merger Agreement and approve the merger. If you do not vote to approve and adopt the Merger Agreement and you follow the procedural requirements of the New York Business Corporation Law, you may receive the fair cash value of your shares as appraised by the New York State Supreme Court. See the discussion below under the caption "Rights of Dissenting Shareholders." A complete list of shareholders entitled to vote at the special meeting will be available for examination at our headquarters at 6655 Shelburne Road, Route 7, Shelburne, Vermont, beginning September 14, 2005 and at the special meeting.

At this meeting the stockholders approved the Merger Agreement and, the closing of the Merger Agreement is expected to occur on or before September 30, 2005. If the merger is completed, the Company will no longer be owned by public shareholders and, as a private company, will file a Form 15 to notify the SEC that its public reporting duties are terminated.

Results of Operations

Comparison of Fiscal Year 2005 and Fiscal Year 2004

Net revenues for the fiscal year ended June 30, 2005 totaled $66,608,000, an increase of $10,780,000 from net revenues of $55,828,000 for the fiscal year ended June 30, 2004. By business segment, increases in PajamaGram revenues of $7,203,000, increased revenues attributable to the BearGram segment of $2,290,000, increases of $1,751,000 generated from the Calyx & Corolla floral delivery segment, and increased revenues of $41,000 in the TastyGram segment, were partially offset by $280,000 in decreased revenues to the Corporate/Wholesale segment, and $225,000 in decreased revenues attributable to the Retail Store segment. PajamaGram segment revenues increased as the Company increased catalog, television, and radio advertising in the fiscal year ended June 30, 2005. BearGram revenues increased as the Company increased television advertising in this segment. Calyx & Corolla revenues increased as the Company increased catalog advertising and as the Company realized revenues during the entire twelve months of fiscal year 2005. During the fiscal year ended June 30, 2004, the Company realized Calyx & Corolla revenues in the ten months subsequent to the August 29, 2003 acquisition date. Corporate/wholesale revenues declined due to a smaller corporate customer base as compared to the fiscal year ended June 30, 2004. Revenues in the Retail Store segment declined due to fewer tourists visiting the Company's factory retail store as construction work continued on the U.S. Route 7 Highway project.

Gross margin increased $4,839,000 to $36,300,000 for the fiscal year ended June 30, 2005, from $31,461,000 for the fiscal year ended June 30, 2004. The gross margin dollars in the PajamaGram segment increased $3,878,000, gross margin in the BearGram segment increased $1,370,000, and the gross margin in the TastyGram segment increased $1,000. These increases were offset by a gross margin decrease in the Retail segment of $198,000, Corporate/Wholesale segment gross margin decrease of $188,000, and Calyx & Corolla segment gross margin decrease of $24,000. During the fiscal year ended June 30, 2004, the Company realized gross margins in the ten months subsequent to the August 29, 2003 acquisition date. The gross margin dollar decreases in the Retail Store and Corporate/Wholesale segments were primarily the result of lower net revenues in each of these segments. Package delivery costs have increased in all of the Company's business segments due to increased fuel and other ancillary surcharges imposed by common carriers. Gross margin as a percentage of net revenue decreased to 54.5 percent from 56.4 percent in the fiscal year ended June 30, 2005 compared to the same period in the previous year. The decrease of 4.9 percentage points in the Calyx & Corolla segment resulted from increased delivery costs during the period. The Calyx & Corolla gross margin as a percentage of net revenues is less than the Company's overall gross margin percentage, contributing to the Company's decrease in consolidated gross margin as a percentage of net revenues. The PajamaGram segment decrease of 2.2 percentage points resulted from increased delivery costs. The PajamaGram gross margin decrease was partially offset by improved unit gross margins associated with the Company's transition to private label goods imported directly from suppliers in Asia. The gross margin decrease of 2.8 percentage points in the TastyGram gift delivery service segment is primarily attributed to increased delivery costs. The Corporate/Wholesale segment decreased 9.6 gross margin percentage points due to decreased volume of imported teddy bears, which traditionally have higher unit margins than the Company's domestically made teddy bear products. The Retail Store segment experienced a decrease of 1.9 gross margin percentage points due to lower sales volume of imported teddy bears in this segment and the November factory seconds sale. The BearGram segment maintained the same gross margin percent in fiscal year ended June 30, 2005 as the Company experienced in this segment during the fiscal year ended June 30, 2004. Increased delivery costs, increased costs from the recently expanded fulfillment and distribution center were offset by improved bear unit manufacturing costs. The Company has transitioned its teddy bear manufacturing operations to modular manufacturing. In modular processes, employees work in teams or "modules" and rotate between manufacturing tasks performed to complete a bear in significantly shortened manufacturing cycles. The anticipated benefits to modular manufacturing, in addition to reduced worker's compensation costs, include reduced levels of work in process inventory which is already recognized in the Company's inventory balances and improved quality as problems are detected and addressed immediately when each bear is completed within the shortened cycle.

Marketing and selling expenses increased $2,510,000 to $24,405,000 for the fiscal year ended June 30, 2005, from $21,895,000 for the fiscal year ended June 30, 2004, corresponding to an increase in net revenues during the fiscal year ended June 30, 2005, PajamaGram segment marketing and selling costs increased $1,694,000 as the Company increased the segment's catalog, television and radio advertising. Call center and customer service costs increased $742,000 due to larger call volumes associated with higher revenues during the period. Marketing and selling costs associated with the Calyx & Corolla segment increased $526,000 primarily as a result of catalog costs being amortized over a twelve-month period during fiscal year ended June 30, 2005 as compared to ten months of amortization during fiscal 2004 following the August 29, 2003 acquisition. The Retail segment's marketing and selling costs increased $46,000. These increases were partially offset by decreased BearGram segment advertising costs, which include radio, television, catalog, Internet and print costs, of $378,000, decreased Corporate/Wholesale marketing and selling costs of $85,000 and decreased TastyGram marketing and merchandising costs of $35,000 as compared to the fiscal year ended June 30, 2004. The Company is continuing to reallocate its advertising expenditures between business segments depending on segment response rates and performance at different times of the year. Marketing and selling expenses as a percent of net revenues decreased to 36.6 percent for the fiscal year ended June 30, 2005 from 39.2 percent for the fiscal year ended June 30, 2004.

General and Administrative expenses increased $2,161,000 to $7,964,000 for the fiscal year ended June 30, 2005, compared to $5,803,000 for the fiscal year ended June 30, 2004. The Company incurred increased legal and financial advisory fees of $780,000 related to the Merger Agreement (see Note 1), legal fees of $361,000 related to the settlement of the New York lease dispute (see Note 10), and legal fees for defense costs related to settlement of the Class Action suit of $65,000. Order processing fees increased $295,000 as a result of higher revenues. Employee benefit costs increased year over year by $125,000 due to increased healthcare and employee benefit costs. Buildings and maintenance and telephone costs were higher by $154,000 and $79,000, respectively, in the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004. Building and maintenance costs increased in fiscal year 2005 as the result of unanticipated reductions in maintenance activities in the fiscal year 2004. Telephone costs increased during fiscal year 2005 as compared to fiscal year 2004 due to a one-time credit obtained in the prior year period. As a percentage of net revenues, including the additional expenses related to increased legal and financial advisory fees, general and administrative costs increased to 12.0 percent for the fiscal year ended June 30, 2005, from 10.4 percent for the fiscal year ended June 30, 2004. The additional expense related to the increased legal and financial advisory fees related to the Merger Agreement represents 1.2 percent of net revenue for the fiscal year ended June 30, 2005. The additional legal expense related to the settlement of the New York lease dispute represents 0.5 percent of net revenue for the fiscal year ended June 30, 2005. The additional expense for defense costs related to settlement of the Class Action suit represent 0.1 percent of net revenue for the fiscal year ended June 30, 2005.

The Company recorded legal settlement costs of $2,150,000 related to the settlement of the New York lease dispute (see Item 3, Legal Proceedings) during fiscal year 2005. The expense related to the settlement of the New York lease dispute represents 3.2 percent of net revenue for the fiscal year ended June 30, 2005.

Interest expense decreased to $643,000 for the fiscal year ended June 30, 2005 due to the reduction of long-term debt obligations, compared to $675,000 for the fiscal year ended June 30, 2004. Interest income increased to $56,000 as a result of higher average cash balances in the fiscal year ended June 30, 2005, compared to $43,000 for the fiscal year ended June 30, 2004.

The Company has recorded a tax provision of $953,000 for the fiscal year ended June 30, 2005, an effective income tax rate of 79.1 percent. The variance in the effective rates is primarily due to the capitalization of the transaction costs related to the Merger Agreement for income tax purposes. The Company recorded a tax provision of $1,285,000 for the fiscal year ended June 30, 2004, resulting in an effective income tax rate of 41.0 percent.

As a result of the foregoing factors and the Series A Preferred Stock dividends of $72,000, the Series C Preferred Stock dividends of $6,000, and the Series D Preferred Stock dividends of $125,000, the net income available to Common Stockholders for the fiscal year ended June 30, 2005 was $156,000, compared to a net income available to Common Stockholders of $1,650,000 for the fiscal year ended June 30, 2004.

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

Quarterly Results of Operations

The following table provides unaudited quarterly consolidated results of operations for each quarter of fiscal years 2005 and 2004. The Company believes this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the Company's results of operations. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

Three Months Ended

(in thousands, except per share data)
	June 30 2005	Mar 31 2005	Dec 31 2004	Sept 30 2004	June 30 2004	Mar 31 2004	Dec 31 2003	Sept 30 2003

Net Revenues	$ 18,768	$ 25,574	$ 16,128	$ 6,138	$ 17,359	$ 20,078	$ 13,410	$ 4,980
Cost of Goods Sold	9,195	10,879	7,048	3,186	8,185	8,197	5,756	2,228
Gross Profit	9,573	14,695	9,080	2,952	9,174	11,881	7,654	2,752
Marketing & Selling	7,134	8,721	6,730	1,819	7,330	7,525	5,239	1,801
General & Administrative	2,629	2,399	1,714	1,222	1,476	1,762	1,488	1,077
Legal Settlement	--	2,150	--	--	--	--	--	--
Total Operating Expenses	9,763	13,270	8,444	3,041	8,806	9,287	6,727	2,878
Operating Income(Loss)	(190)	1,425	636	(89)	368	2,594	927	(126)
Other Income(Expense)	(127)	(136)	(162)	(153)	(150)	(158)	(177)	(141)
Income (Loss) Before Income Taxes	(317)	1,289	474	(242)	218	2,436	750	(267)
Income Tax (Provision) Benefit	160	(1,018)	(194)	99	(89)	(998)	(307)	109
Net Income (Loss)	(157)	271	280	(143)	129	1,438	443	(158)
Preferred Stock Dividends	(50)	(50)	(51)	(51)	(50)	(50)	(52)	(31)
Accretion of Original Issue Discount	--	--	--	--	--	--	(5)	(14)
Net Income (Loss) Available to Common Stockholders	(207)	$ 221	$ 229	$ (194)	$ 79	$ 1,388	$ 386	$ (203)
Basic Net Income (Loss) Per Share	$(0.04)	$0.04	$0.04	$(0.04)	$0.02	$0.27	$0.08	$(0.04)
Diluted Net Income (Loss) Per Share	$(0.04)	$0.04	$0.04	$(0.04)	$0.01	$0.22	$0.07	$(0.04)

Off-Balance Sheet Arrangements

As of June 30, 2005, the Company did not have an interest in any off-balance sheet arrangements.

Liquidity and Capital Resources

As of June 30, 2005, the Company's cash position had increased to $7,046,000, from $6,587,000 at June 30, 2004. Cash increases consisted of $252,000 in net income for the year, increases in accrued expenses of $1,825,000, and increases in accounts payable of $753,000 and were partially offset by a $1,176,000 decrease in inventory, and $939,000 in payments on long term debt and capital lease obligations.

On September 27, 2002, the Company closed on two loan facilities with Banknorth, N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 200 basis points. The revolving line of credit in the amount of $4,000,000 shall be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest shall be due. On December 28, 2004, Banknorth extended the maturity date for the line of credit until November 30, 2006. During the term of the revolving line of credit, the Company will make monthly payments of interest on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At June 30, 2005 there were no outstanding borrowings on the Banknorth, N.A. revolving line of credit.

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

On August 29, 2003, the Company closed on the $1,000,000 Acquisition Loan facility with Banknorth, N.A. for the acquisition of substantially all of the assets and the assumption of certain liabilities of the floral delivery business Calyx & Corolla from Equity Resource Partners, LLC. The Acquisition Loan is being repaid by monthly payments of principal and interest over a term of five years. The Company had the option to select one of two interest rate options, as follows: (i) a variable rate equal to either the bank's prime rate minus 0.50% (adjusted daily) or (ii) LIBOR (for 30, 60, 90 day interest periods) plus 2.20% (except that no more than three LIBOR based borrowings would be allowed at any one time). The Acquisition Loan was subject to an origination fee of 0.25% of the principal amount. At closing, the Company selected a 3.32 percent interest rate based on the 30 day LIBOR rate.

As a result of the exercise of certain employee stock options during the fiscal year ended June 30, 2005, the Company realized a tax benefit of approximately $165,000 in fiscal year 2005. As a result of the exercise of certain employee stock options during the fiscal year ended June 30, 2004, the Company realized a tax benefit of approximately $62,000 in fiscal year 2004. These benefits have been reflected as increases to additional paid in capital in the accompanying consolidated financial statements.

The Company's capital expenditures in fiscal year 2005 consisted primarily of equipment related to the Company's operations. Capital expenditures were $1,237,321, $194,473 and $457,529 in fiscal years 2005, 2004, and 2003 respectively. Increases in capital expenditures in fiscal year 2005 are primarily related the upgrades in systems technology and the 60,400 square foot expansion of the Company's warehouse and fulfillment center.

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

The Company was a party in a suit against Madison Realty Company in the Supreme Court of the State of New York, County of New York, seeking a declaration that a lease with 538 Madison Realty Company was terminated. The Company pursued all of its legal remedies to resolve the litigation favorably by decision or settlement. On April 28, 2005, the Company executed a Settlement and Release Agreement (the "Settlement Agreement") with 538 Madison Realty Company. Under the Settlement Agreement, the Company agreed to pay 538 Madison Realty Company a settlement amount of $2.35 million and the parties exchanged releases. Of this settlement amount, $1.15 million was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit previously held by 538 Madison Realty Company in the amount of $150,000. The remaining $1.2 million has been recorded as a liability and will be paid by the Company on or before March 15, 2006, without interest.

Contractual Obligations

The following is a summary of the Company's contractual commitments and other obligations as of June 30, 2005. The Company's Other Long-Term Obligations are comprised of employment contracts and certain consulting arrangements.

Contractual Obligations

Payments due by fiscal period

Contractual Obligations	Total	Amounts representing interest	Sub total	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,781,400	($124,177)	$1,905,577	$1,855,147	$50,430	--
Capital Lease Obligations	$4,801,073	($3,704,192)	$8,505,265	$2,111,652	$1,407,768	$4,985,845
Operating Lease Obligations	$8,415,482	--	$8,415,482	$3,457,751	$1,695,567	$3,262,164
Series A Preferred Stock Dividends	$648,000 (A)	--	$648,000	--	--	$648,000
Series C & D Redeemable Preferred Stock Obligations	$2,860,023	--	$2,860,023	$2,200,906	$659,117	--
Purchase Obligations	$994,425	--	$994,425	--	--	--
Other Long-Term Liabilities	$2,093,583 (B)	--	$2,093,583	$2,093,583	--	--
Total	$21,593,986	($3,828,369)	$25,422,355	$12,713,464	$3,812,882	$8,896,009

  Amount represents Series A cumulative dividends inception to date. Timing of payments is unknown. Such amount will continue to accumulate at $72,000 per year.

  Other long-term liabilities include legal settlement relating to New York lease dispute totaling $1,200,000.

Contingencies

On April 29, 2005, in conjunction with the Settlement Agreement, the Company evaluated financial covenants and received consents from its lender, Banknorth, N.A. and W.P. Carey & Co. LLC, the Company's landlord in a sale-leaseback financing transaction relating to its retail/manufacturing facility in Shelburne, Vermont. The Company amends certain financial covenants in regards to the charge of $2,150,000 attributable to payments made to 538 Madison Realty Company LLC pursuant to the Settlement Agreement.

Significant Vendors

The Company relies on certain vendors for purchases of products and raw materials. In the BearGram segment, the top three vendors represent 56.7 percent of the products purchased for that segment. In the PajamaGram segment, the top four vendors represent 68.6 percent of the products purchased for that segment. In the Calyx & Corolla segment, one vendor represents 16.1 percent of the Calyx & Corolla products purchased. In the TastyGram segment, two vendors represent 24.0 percent of the products purchased in that segment.

In the Retail segment, one vendor represents 9.5 percent of the products purchased in the Retail segment. In the Corporate/Wholesale segment, one vendor represents 14.2 percent of the products purchased in the Corporate/wholesale segment.

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

Goodwill and Indefinite Lived Intangibles

The Company acquired Calyx & Corolla, Inc. on August 29, 2003. This acquisition resulted in $5,383,000 of goodwill and other indefinite lived intangible assets. The Company will test goodwill and other indefinite lived intangible assets for impairment at least annually. The Company completed its impairment testing as of June 30, 2005. Management's estimates of market values, projections of future cash flows and other factors are significant factors in testing goodwill and indefinite lived intangible assets for impairment. If these estimates or projections change in the future, the Company may be required to record an impairment charge. These adjustments can have a significant impact on future operating results and financial position.

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

Related Party Transactions

On December 31, 1996, the Company entered into a consulting agreement with Venture Management Group, Inc. Fred Marks, Chairman of the Company's Board of Directors, is President of Venture Management Group, Inc. The terms of this agreement commenced on January 1, 1997 and will terminate on December 31, 2006, unless earlier terminated in accordance with the agreement. In consideration of the consulting services to be provided, the Company incurred fees of $65,000 for each of the three years ended June 30, 2005, 2004, and 2003.

On November 3, 1998, the Company entered into a management agreement with TSG Equity Partners, LLC (formally The Shepherd Group, LLC). Thomas R. Shepherd, a Director of the Company, is Chairman of TSG Equity Partners, LLC. The terms of this agreement commenced on November 3, 1998 and will terminate on the earlier to occur of (i) the holders of Series C Preferred Stock cease to own at least fifteen percent of its original Series C Preferred Stock investment or (ii) ten years from the commencement of the agreement. Under the management agreement, TSG Equity Partners, LLC provides a range of specific financial and related management services to the Company. In consideration of the management services to be provided, the Company incurred fees of $25,000 for each of the fiscal years 2005 and 2004, and $29,167 for fiscal year 2003.

On April 9, 2001, Elisabeth B. Robert, a director and Chief Executive Officer of the Company, entered into a Demand Note with the Company to borrow up to $140,000 to finance certain income tax obligations related to her exercise of stock options. The amount borrowed under this agreement was $43,669. Included in Deposits and other assets was this recourse demand note from Elisabeth Robert. The loan balance which was $0 and $3,646 as of June 30, 2005 and 2004, respectively was repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount will be paid by the end of the term of Ms. Robert's employment agreement with the Company dated November 21, 2001. The interest rate on the note was a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the note was secured by a stock pledge agreement from Ms. Robert.

On July 1, 2004, the Company entered into a management agreement with Andrew Williams, a Director of the Company, pursuant to which Mr. Williams serves as a consultant to the Company and provides management services relating to the floral industry. The term of the management agreement commenced on July 1, 2004 and will terminate on June 30, 2005. In consideration for the management services to be provided, the Company incurred fees of $25,000 for fiscal year 2005.

During fiscal years 2005 and 2004, the Company's Calyx & Corolla segment utilized floral delivery services from FloralSource International, LLC. Andrew Williams, a Director of the Company, is Chief Executive Officer of FloralSource International, LLC. During fiscal years 2005 and 2004, the Company incurred fees from FloralSource International, LLC of $39,535 and $33,562, respectively.

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

Item 8. Financial Statements and Supplementary Data

The list of financial statements set forth under the caption "Index to the Consolidated Financial Statements" on page 61 below is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on

Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company has established disclosure controls and procedures with the intent to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify our financial reports and to other members of senior management and the Board of Directors. The Company's management, including the Chief Executive Officer and Chief Accounting Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 and 2004. Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures as of June 30, 2005 and 2004 were functioning effectively in ensuring that material information relating to the Company, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

(b) Internal Control over Financial Reporting. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls, other than the remediation effects discussed above.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the portions of the Company's Definitive Proxy Statement for its 2005 Annual Meeting entitled "Voting Securities and Principal Holders Thereof", "Meetings of the Board of Directors and its Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal to have Common Stockholders Elect Directors," and "Proposal to have Series C Preferred Stockholders Elect Directors".

The Code of Ethics was adopted on August 5, 2004 subsequent to the close of the fiscal year end June 30, 2004 reporting period. The Company's Code of Ethics is available at the Company's web-site www.vermontteddybear.com. A copy of the Company's Code of Ethics is included as Exhibit 14 to this annual report. The Company will provide a copy of the Code of Ethics, without charge, upon request. Requests for copies of the Company's code of ethics can be made by sending an e-mail IR@vtbear.com or by mailing a request to Vermont Teddy Bear Co., Inc., P.O. Box 965, Shelburne, VT 05482, Attn: Investor Relations.

The Company is not aware of any director, officer or beneficial owner of more than 10% of any class of the Company's registered equity securities who failed to file on a timely basis reports required by section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Incorporated by reference from the portions of the Company's Definitive Proxy Statement for its 2005 Annual Meeting entitled "Compensation of Directors and Officers," "Stock Options" and "Aggregated Option Exercises."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2005 Annual Meeting entitled "Voting Securities and Principal Offerings Thereof."

Equity Compensation Plan Information

The following table shows the number of securities to be issued upon exercise of outstanding stock options under all equity compensation plans of the Company, the weighted average exercise price of the outstanding options and the number of securities remaining for future issuance under the plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders 1993 Incentive Stock Option Plan Non-employee Director Stock Option Plan	717,980 182,900	2.21 3.81	-- 135,667
Equity compensation plans not approved by security holders	--	--	--
Total	900,880	2.54	135,667

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2005 Annual Meeting entitled "Interest in Certain Transactions."

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the portions of the Company's definitive Proxy Statement for its 2005 Annual Meeting entitled "Audit Committee Report."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:

(1) Index to Consolidated Financial Statements:

Page

Report of Independent Registered Public Accounting Firm 67

Consolidated Balance Sheets as of June 30, 2005 and June 30, 2004 69

Consolidated Statements of Income for the years ended June 30, 2005, 70

June 30, 2004 and June 30, 2003

Consolidated Statements of Stockholders' Equity for the years ended

June 30, 2005, June 30, 2004 and June 30, 2003 71

Consolidated Statements of Cash Flows for the years ended

June 30, 2005, June 30, 2004 and June 30, 2003 73

Notes to Consolidated Financial Statements 74

(2) Index to Financial Statement Schedules:

All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statement or notes thereto.

(3) Index to Exhibits

2 Merger Agreement dated May 16, 2005 and filed as Appendix A to the Company's Preliminary Proxy Statement (filed with the Securities and Exchange Commission on June 21, 2005 and incorporated herein by reference).

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

9 Form of Voting Agreement filed as Appendix F to the Company's Preliminary Proxy Statement (filed with the Securities and Exchange Commission on June 21, 2005 and incorporated herein by reference).

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

20.1 Definitive Proxy Statement dated September 2, 2005 relating to the proposed merger transaction with Hibernation Holdings Company, Inc. (filed with the Securities and Exchange Commission on September 2, 2005 and incorporated herein by reference).

20.2 Definitive Additional Proxy Materials dated September 20, 2005 relating to the proposed merger transaction with Hibernation Holdings Company, Inc. (filed with the Securities and Exchange Commission on September 20, 2005 and incorporated herein by reference).

14.1 Code of Ethics as adopted by the Board of Directors on August 5, 2004 (filed herein).

23.1 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated September 28, 2005 (filed herein)

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

(b)Reports on Form 8-K

On May 16, 2005, The Vermont Teddy Bear Co., Inc. a New York corporation (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware corporation, and Hibernation Company, Inc., a Delaware corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. ("Merger Subsidiary"). Pursuant to the Merger Agreement, Merger Subsidiary will merge (the "Merger) with and into the Company, with the separate corporate existence of Merger Subsidiary ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Hibernation Holding Company, Inc. At the effective time of the Merger (the "Effective Time"), each share of Company common stock and preferred stock issued and outstanding immediately prior to the Effective Time and not held by Hibernation Holding Company, Inc. will be converted into the right to receive $6.50 in cash per share of common stock (on an as-converted basis). Notwithstanding the foregoing, at the Effective Time certain security holders will exchange their existing Company stock and warrants for stock and warrants of Hibernation Holding Company, Inc. The consummation of the Merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing.

On June 14, 2005, VTBC was served with a summons and complaint in each of two separate legal actions commenced in the Supreme Court of the State of New York, County of Nassau: an action brought by Keith Griffin of Long Island, New York, filed June 3, 2005; and an action brought by Robert Totero of Sun City Center, Florida, filed June 8, 2005. By order entered on September 7, 2005, the actions were consolidated. The court ordered that an amended and consolidated class action complaint be filed and served as soon as practicable after consolidation. Plaintiffs filed an amended and consolidated class action complaint (the "Amended Complaint") on September 19, 2005. The Amended Complaint alleges that the named plaintiffs are shareholders of VTBC, who are suing on behalf of themselves and all other similarly situated parties. The action is pending in the Commercial Division of the Supreme Court of the State of New York, County of Nassau.

The action seeks to challenge the proposed merger transaction reported by VTBC in its Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 17, 2005 and as described in VTBC's definitive Proxy Statement on Form 14A filed with the SEC on September 2, 2005. The Amended Complaint names as defendants VTBC and each individual member of VTBC's board of directors, as well as the Buyer and affiliated entities. The Amended Complaint alleges that the defendants breached their fiduciary duties to shareholders by, among other things, (1) failing to maximize shareholder value with respect to the proposed merger transaction and (2) failing to disclose material information regarding the proposed merger.

The Amended Complaint seeks certification as a class action, with the named plaintiffs to be certified as class representatives, and also seeks declaratory and injunctive relief, enjoining the proposed merger transaction, as well as unspecified compensatory damages, attorneys' fees, costs of the litigation, and other unspecified relief. VTBC denies the substantive allegations of the complaints, including the Amended Complaint and, if necessary, intends to defend the consolidated action vigorously.

VTBC has not responded to the Amended Complaint, and its time to do so has not expired yet. The plaintiffs served discovery requests on or about September 9, 2005. A pretrial conference with the court is scheduled for October 24, 2005.

The plaintiffs and the defendants in this litigation have engaged in negotiations that have led to a settlement agreement. The terms of such settlement are reflected in a memorandum of understanding which was signed on September 20, 2005. The memorandum of understanding provides for the negotiation of a formal stipulation of settlement and, ultimately, court consideration of the proposed settlement based on the additional disclosures made in this supplement to the proxy statement, and other disclosures, and containing other customary terms, including, but not limited to, (1) a release of all defendants from all claims that were or could have been asserted in the action or otherwise arise out of or relate to the transaction contemplated by the Merger Agreement, and the contents of the proxy statement and related matters and (2) a denial of any wrongdoing or liability on the part of all defendants.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VERMONT TEDDY BEAR CO., INC.

Dated: September 28, 2005 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: September 28, 2005 By: /s/ Jason Bacon ,

Jason Bacon, Director

Dated: September 28, 2005 By: /s/ Maxine Brandenburg ,

Maxine Brandenburg, Director

Dated: September 28, 2005 By: /s/ Nancy Rowden Brock ,

Nancy Rowden Brock, Director

Dated: September 28, 2005 By: /s/ Frederick M. Fritz ,

Frederick M. Fritz, Director

Dated: September 28, 2005 By: /s/ Fred Marks ,

Fred Marks, Director and Chairman of the board

Dated: September 28, 2005 By: /s/ Spencer C. Putnam ,

Spencer C. Putnam, Director

Dated: September 28, 2005 By: /s/ Elisabeth B. Robert ,

Elisabeth B. Robert, Director,

President, Treasurer,

Chief Executive Officer and Chief

Financial Officer

Dated: September 28, 2005 By: /s/ Thomas R. Shepherd ,

Thomas R. Shepherd, Director

Dated: September 28, 2005 By: /s/ Andrew Williams ,

Andrew Williams, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Vermont Teddy Bear Co., Inc.:

We have audited the accompanying consolidated balance sheets of The Vermont Teddy Bear Co., Inc. and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Vermont Teddy Bear Co., Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts

September 28, 2005

THE VERMONT TEDDY BEAR CO., INC AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	June 30,
	2005	2004
ASSETS
Cash and cash equivalents	$ 7,046,037	$ 6,586,571
Accounts receivable, trade (net of allowance for doubtful accounts of $19,000 and $13,000 as of June 30, 2005 and 2004 respectively)	92,852	151,443
Inventories	5,267,284	4,090,936
Prepaid expenses and other current assets	1,974,792	1,501,570
Deferred income taxes	927,258	486,482
Total Current Assets	15,308,223	12,817,002

Restricted cash	475,013	470,835
Property and equipment, net	6,410,149	6,238,670
Indefinite lived intangibles	1,220,000	1,220,000
Deposits and other assets	757,499	1,223,967
Other intangibles, net	120.556	223,889
Deferred income taxes	166,599	172,782
Goodwill	4,163,260	4,163,260
Total Assets	$ 28,621,299	$ 26,530,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 4,559,096	$ 3,805,939
Accrued expenses	3,654,204	1,829,034
Deferred revenue and customer deposits	1,238,685	1,298,624
Current portion of long term debt	669,900	763,600
Current portion of capital lease obligations	195,394	175,495
Total Current Liabilities	10,317,279	7,872,692

Long term debt, net of current portion	1,111,500	1,781,400
Capital lease obligations, net of current portion	4,605,679	4,801,073
Total Liabilities	16,034,458	14,455,165

Commitments and Contingencies (Note 10)

Series C convertible redeemable preferred stock Authorized 110 shares; issued 69.0 shares; outstanding 9.3 shares; $93,042 liquidation value at June 30, 2005 and 2004	93,042	93,042

Series D convertible redeemable preferred stock Authorized 260 shares; issued 250 shares, outstanding 250 shares, $2,510,274 liquidation value at June 30, 2005 and 2004	2,510,274	2,510,274

Stockholders' Equity:
Preferred stock, $.05 par value: Authorized 1,000,000 shares Series A; issued and outstanding 90 shares at June 30, 2005 and 2004; $1,548,000 and $1,476,000 liquidation value at June 30, 2005 and 2004, respectively	1,548,000	1,476,000
Authorized 375,000 shares Series B; issued 204,912 shares; 0 shares outstanding at June 30, 2005 and 2004	--	--
Common stock, $.05 par value: Authorized 20,000,000 shares; issued 8,257,985 and 8,176,435 shares; outstanding 5,085,699 and 5,004,149 shares as of June 30, 2005 and 2004, respectively	412,899	408,822
Additional paid-in capital	14,166,817	13,780,275
Retained Earnings	5,119,437	5,070,455
Treasury stock at cost: 3,172,286 shares at June 30, 2005 and 2004	(11,263,628)	(11,263,628)
Total Stockholders' Equity	9,983,525	9,471,924
Total Liabilities and Stockholders' Equity	$ 28,621,299	$ 26,530,405

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003

Net revenues	$ 66,607,749	$ 55,827,533	$ 40,275,401
Cost of goods sold	30,307,774	24,366,502	15,484,696
Gross Profit	36,299,975	31,461,031	24,790,705

Operating expenses:
Marketing & selling expenses	24,404,515	21,894,556	17,328,190
General and administrative expenses	7,963,720	5,803,425	4,982,510
Legal settlement related to New York lease dispute	2,150,000	--	--
	34,518,235	27,697,981	22,310,700
Operating Income	1,781,740	3,763,050	2,480,005
Interest income	56,393	42,641	138,220
Interest expense	(643,451)	(674,767)	(606,077)
Other income	9,759	5,550	5,796
Income before income taxes	1,204,441	3,136,474	2,017,944
Income tax provision	(952,874)	(1,284,754)	(825,261)
Net Income	251,567	1,851,720	1,192,683
Series A preferred stock dividends	(72,000)	(72,000)	(72,000)
Series C preferred stock dividends	(5,585)	(7,864)	(18,525)
Series D preferred stock dividends	(125,000)	(103,768)	--
Accretion of original issue discount	--	(18,153)	(54,492)
Net income available to common stockholders	$ 48,982	$ 1,649,935	$ 1,047,666

Basic net income per common share	$0.01	$0.33	$0.18

Diluted net income per common share	$0.01	$0.29	$0.18

Weighted average number of common shares outstanding	5,114,612	5,056,456	5,769,905

Weighted average number of diluted common shares outstanding	5,573,439	6,167,634	6,237,089

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2005, 2004 and 2003
	Preferred Stock "A"		Preferred Stock "B"
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	90	$ 1,332,000	--	$ --

Exercise of Common Stock Options	--	--	--	--
Tax benefit related to employee stock options	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	72,000	--	--
Series C Preferred converted to Common Stock	--	--	--	--
Acquisition of Treasury Stock	--	--	--	--
Warrant modification	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2003	90	1,404,000	--	--

Exercise of Common Stock Options	--	--	--	--
Tax benefit related to employee stock options	--	--	--	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	72,000	--	--
Series C Preferred converted to Common Stock	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2004	90	1,476,000	--	--

Exercise of Common Stock Options	--	--	--	--
Tax benefit related to employee stock options
Preferred Stock Dividends	--	72,000	--	--
Net Income	--	--	--	--
Balance at June 30, 2005	90	$ 1,548,000	--	$ --

	Common Stock		Additional	Treasury
	Shares	Amount	Paid-in Capital	Stock
Balance at June 30, 2002	6,865,921	$ 343,296	$ 11,678,456	$ (117,500)

Exercise of Common Stock Options	684,854	34,243	674,159
Tax benefit related to employee stock options	--	--	599,524	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Series C Preferred converted to Common Stock	482,745	24,137	482,821	--
Acquisition of Treasury Stock	--	--	--	(11,146,128)
Warrant modification	--	--	84,000	--
Net Income	--	--	--	--
Balance at June 30, 2003	8,033,520	401,676	13,518,960	(11,263,628)

Exercise of Common Stock Options	57,208	2,861	113,700	--
Tax benefit related to employee stock options	--	--	61,900	--
Accretion of Original Issue Discount Series C Preferred Stock	--	--	--	--
Preferred Stock Dividends	--	--	--	--
Series C Preferred converted to Common Stock	85,707	4,285	85,715	--
Net Income	--	--	--	--
Balance at June 30, 2004	8,176,435	408,822	13,780,275	(11,263,628)

Exercise of Common Stock Options	81,550	4,077	221,341	--
Tax benefit related to employee stock options	--	--	165,201	--
Preferred Stock Dividends	--	--	--	--
Net Income	--	--	--	--
Balance at June 30, 2005	8,257,985	$ 412,899	$ 14,166,817	($ 11,263,628)

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended June 30, 2005, 2004 and 2003

	Retained
	Earnings	Stockholders'
	(Deficit)	Equity
Balance at June 30, 2002	$ 2,372,854	$ 15,609,106

Exercise of Common Stock Options	--	708,402
Tax benefit related to employee stock options	--	599,524
Accretion of Original Issue Discount Series C Preferred Stock	(54,492)	(54,492)
Preferred Stock Dividends	(90,525)	(18,525)
Series C Preferred converted to Common Stock	--	506,958
Acquisition of Treasury Stock	--	(11,146,128)
Warrant modification	--	84,000
Net Income	1,192,683	1,192,683
Balance at June 30, 2003	3,420,520	7,481,528

Exercise of Common Stock Options	--	116,561
Tax benefit related to employee stock options	--	61,900
Accretion of Original Issue Discount Series C Preferred Stock	(18,153)	(18,153)
Preferred Stock Dividends	(183,632)	(111,632)
Series C Preferred converted to Common Stock	--	90,000
Net Income	1,851,720	1,851,720
Balance at June 30, 2004	5,070,455	9,471,924

Exercise of Common Stock Options	--	225,418
Tax benefit related to employee stock options	--	165,201
Preferred Stock Dividends	(202,585)	(130,585)
Net Income	251,567	251,567
Balance at June 30, 2005	$ 5,119,437	$ 9,983,525

The accompanying notes are an integral part of these consolidated financial statements.

THE VERMONT TEDDY BEAR CO., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities
Net Income	$ 251,567	$ 1,851,720	$ 1,192,683
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,065,798	1,046,321	1,025,033
Deferred income taxes	(434,593)	52,780	(191,913)
Tax benefit related to employee stock options	165,201	61,900	599,524
Gain on disposal of fixed assets	(118,579)	(166)	(5,729)
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, trade	58,591	147,773	27,600
Inventories	(1,176,348)	1,160,420	(807,620)
Prepaid and other current assets	(473,222)	(31,432)	(816,003)
Deposits and other assets	432,542	(255,146)	(49,560)
Accounts payable	753,157	(1,572,240)	583,712
Accrued expenses	1,825,170	408,662	3,998
Deferred revenue and customer deposits	(59,939)	128,147	56,180
Net cash provided by operating activities	2,289,345	2,998,739	1,617,905
Cash flows from investing activities:
Purchases of property and equipment	(1,237,321)	(194,473)	(457,529)
Proceeds from sale of property and equipment	255,882	2,385	6,305
Cash paid for business acquired	--	(1,373,206)	--
Decrease (Increase) in restricted cash	(4,178)	61,806	54,633
Net cash used in investing activities	(985,617)	(1,503,488)	(396,591)
Cash flows from financing activities:
Borrowings of short-term debt	1,850,000	500,000	200,000
Borrowings of long-term debt	--	1,000,000	3,000,000
Repayments of short-term debt	(1,850,000)	(500,000)	(200,000)
Repayments of long-term debt	(763,600)	(933,000)	(522,000)
Principal payments on capital lease obligations	(175,495)	(159,062)	(160,621)
Issuance of common stock, exercise of stock options	225,418	116,561	708,402
Acquisition of treasury stock	--	--	(11,146,128)
Warrant repurchase	--	--	--
Payment of preferred stock dividends	(130,585)	(101,356)	(18,525)
Net cash used in financing activities	(844,262)	(76,857)	(8,138,872)

Net increase (decrease) in cash and cash equivalents	459,466	1,418,394	(6,917,558)

Cash and cash equivalents, beginning of year	6,586,571	5,168,177	12,085,735

Cash and cash equivalents, end of year	$ 7,046,037	$ 6,586,571	$ 5,168,177

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 639,505	$ 669,884	$ 591,938
Cash paid for income taxes	852,000	1,583,000	1,140,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of Series C Preferred Stock to Common Stock	$ --	$ 90,000	$ 506,958
Series A Preferred Stock dividends	72,000	72,000	72,000
Issuance of Series D Preferred Stock for business acquired	--	2,500,000	--
Accretion of original issue discount	--	18,153	54,492
Warrant modification	--	--	84,000

The accompanying notes are an integral part of these consolidated financial statements.

The Vermont Teddy Bear Co., Inc.

Notes to the Consolidated Financial Statements

June 30, 2005

Note 1. Summary of Significant Accounting Policies

Description of Business and Operations

The Vermont Teddy Bear Co., Inc. (the "Company"), which was incorporated under the laws of the State of New York in 1984, is a direct marketer in the gift delivery industry competing primarily against companies that deliver flowers and other specialty gifts. Its principal product line is the BearGram gift, a Vermont Teddy Bear customized to suit a special occasion or a life event, personalized with a greeting card and optional embroidery, and delivered in a colorful gift box with a candy treat. In addition, the Company sells and delivers Calyx & Corolla floral gifts, PajamaGram and TastyGram gifts. The Calyx & Corolla delivery service involves sending premium flowers and plants with unique up-scale arrangements and containers to recipients, direct from the growers, as gifts for special occasions and holidays. The PajamaGram gift delivery service offers a variety of pajamas and related sleepwear and spa products packaged with lavender tub tea and a personalized card in a keepsake organza hat-box, and delivered in a colorful gift box. The TastyGram gift delivery service includes regional food specialties such as NY Carnegie Deli Cheesecake and Gino's Chicago Deep Dish Pizza delivered in a gift box complete with a personalized greeting card. Principal geographic markets include New York, Boston, Chicago, Philadelphia, Los Angeles, and Washington D.C. The Company's sales are heavily seasonal, with Valentine's Day, Mother's Day, and Christmas as the Company's largest sales seasons.

Merger

On May 16, 2005, The Vermont Teddy Bear Co., Inc. a New York corporation (the "Company") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Hibernation Holding Company, Inc., a Delaware corporation, and Hibernation Company, Inc., a Delaware corporation and wholly-owned subsidiary of Hibernation Holding Company, Inc. ("Merger Subsidiary"). Pursuant to the Merger Agreement, Merger Subsidiary will merge (the "Merger) with and into the Company, with the separate corporate existence of Merger Subsidiary ceasing and the Company continuing as the surviving corporation and a wholly-owned subsidiary of Hibernation Holding Company, Inc. At the effective time of the Merger (the "Effective Time"), each share of Company common stock and preferred stock issued and outstanding immediately prior to the Effective Time and not held by Hibernation Holding Company, Inc. will be converted into the right to receive $6.50 in cash per share of common stock (on an as-converted basis). Notwithstanding the foregoing, at the Effective Time certain security holders will exchange their existing Company stock and warrants for stock and warrants of Hibernation Holding Company, Inc. The consummation of the Merger is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of committed debt and equity financing. A special meeting of the shareholders of The Vermont Teddy Bear Co., Inc. ("VTBC") was held on September 28, 2005. At this meeting the stockholders approved the Merger Agreement and, the closing is expected to occur on or before September 30, 2005.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with initial maturities of three months or less are considered cash equivalents. At June 30, 2005 and 2004, approximately $475,000 and $471,000 of the Company's cash was restricted, respectively. This cash has been restricted as part of the Company's sale-leaseback transaction (see Note 7).

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

At June 30, 2005 and 2004, capitalized advertising costs included in prepaid expenses and other current assets on the Company's consolidated balance sheets, were approximately $329,000 and $196,000, respectively, consisting primarily of unamortized direct-response catalog costs. Advertising expenses included in marketing & selling expenses on the Company's consolidated statements of income were $15,654,000, $14,185,000 and $10,824,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Of these costs, $352,000, $371,000 and $166,000, were related to commissions paid under certain affiliate programs for the years ended June 30, 2005, 2004 and 2003 respectively. The Company partnered with several unrelated companies and pays these partners a percentage of sales generated or on a "cost per click" basis when customers click on certain keywords and phrases on partners sites to link to the Company's website. The Company uses scripted tracking software to monitor this activity.

Goodwill and Other Intangible Assets

The Company reviews the carrying value of goodwill and other intangible assets with indefinite useful lives and assesses impairment at least annually in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. The fair value of the reporting unit is compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair values of its reporting units using the income approach. The Company performed its annual impairment test on June 30 and concluded that there is no impairment of goodwill or other intangible assets for the years ended June 30, 2005, 2004 and 2003.

Impairment of Long-Lived Assets

           In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we evaluate long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of these assets and liabilities approximate their fair market value at June 30, 2005 and 2004.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents. The Company restricts investments in cash equivalents to financial institutions with high credit standing. At June 30, 2005 and 2004, substantially all of the Company's cash and cash equivalents were held at one financial institution. Cash and cash equivalent balances held by this institution exceed the amount of insurance provided on such deposits.

Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding and participating Series C shares. The dilutive effect of stock options, and other common stock equivalents, is included in the calculation of diluted earnings per share using the treasury stock method and the as converted method in respect to convertible preferred Series C and D issuances.

The following tables reconcile the net income available to common stockholders and the weighted average common shares outstanding to the diluted net income available to common stockholders and shares used in the computation of basic and diluted earnings per share:

		Years Ended
	June 30, 2005	June 30,2004	June 30, 2003
Net income available to common stockholders used in basic EPS calculation	$ 48,982	$ 1,649,935	$ 1,047,666
Add: Dividends on Series C Preferred Stock	--	7,864	18,525
Accretion of original issue discount attributable to Series C Preferred Stock	--	18,153	54,492
Dividends on Series D Preferred Stock	--	103,768	__________
Net income available to common stockholders used in diluted EPS calculation	$ 48,982	$ 1,779,720	$ 1,120,683

		Years Ended
	June 30, 2005	June 30, 2004	June 30, 2003
Weighted average basic number of shares	5,025,972	4,932,009	5,464,996
Effect of conversion of Preferred Series C	--	124,447	304,909
Weighted average number of shares used in basic EPS calculation	5,025,972	5,056,456	5,769,905
Add: Common Shares issuable upon Exercise of:
Stock options	941,063	967,883	1,038,366
Warrants	193,111	193,111	193,111
Convertible Preferred Series D Stock	--	594,049	--
Total Common Shares issuable	1,134,174	1,755,043	1,231,477
Less: Shares assumed to be repurchased under treasury stock method	(586,707)	(643,865)	(764,293)
Weighted average number of shares used in diluted EPS calculation	5,573,439	6,167,634	6,237,089

Diluted weighted average shares outstanding for 2005, 2004 and 2003 exclude 6,000, 13,500 and 48,000 potential common shares, respectively, because the exercise price of the potential common shares were greater than the average market price of the common stock for that period.

For the year ended June 30, 2005, the diluted net income per share calculation does not include the effect of the conversion of Series C preferred because the conversion of those shares would have an antidilutive effect. Dividends on the Series C preferred were $5,585 for the year ended June 30, 2005. Diluted weighted average shares outstanding for the year ended June 30, 2005 excluded 88,640 potential shares.

For the year ended June 30, 2005, the diluted net income per share calculation does not include the effect of the conversion of Series D preferred because the conversion of those shares would have an antidilutive effect. Dividends on the Series D preferred were $125,000 for the year ended June 30, 2005. Diluted weighted average shares outstanding for the year ended June 30, 2005 excluded 708,215 potential shares.

Stock-Based Compensation

Stock-based compensation cost is accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Because the Company has historically granted options with exercise prices equal to the market price on the grant date, no accounting recognition is given to stock options granted to employees at fair market value until they are exercised. Upon exercise, net proceeds, including the tax benefits realized, are credited to shareholders' equity and cash.

Pro-forma disclosure - Had the Company recognized compensation costs for its stock option plans based on fair market value for awards under those plans, in accordance with SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, pro forma net income and pro forma net income per share would have been as follows:

	2005	2004	2003
Net Income available to common stockholders	$ 48,982	$ 1,649,935	$ 1,047,666
Deduct: Total stock-based employee compensation expense determined under fair market value method for awards, net of related tax effects	(135,514)	(137,203)	(149,846)
Pro forma net income(loss) available to common stockholders	($ 86,532)	$ 1,512,732	$ 897,820

Basic EPS - as reported	$0.01	$0.33	$0.18
Basic EPS - pro forma	($0.02)	$0.30	$0.16
Diluted EPS - as reported	$0.01	$0.29	$0.18
Diluted EPS - pro forma	($0.02)	$0.27	$0.16

The fair values used to compute pro forma net income and net income per share were estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.94%	4.62%	3.54%
Expected dividend yield	0%	0%	0%
Expected volatility	73%	46%	60%
Expected lives	4.9 years	5.7 years	6.5 years

Comprehensive Income

Comprehensive income and loss is the same as net income or loss for each period presented.

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

The consideration paid was $3,700,000 consisting of $1,200,000 paid in cash and the remainder paid in the form of 250 shares of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred") at a fair value of $10,000 per share. In addition, the Company incurred approximately $173,000 of transaction costs consisting primarily of legal and accounting fees. The Series D Preferred shares are convertible into the Company's common stock at a price of $3.53 per common share and have voting rights on an as-converted basis. A portion of the cash consideration paid was financed with the five-year Acquisition Loan in the amount of $1,000,000 from Banknorth, N.A, the remainder of the cash consideration and transaction costs paid was funded from cash on hand.

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
$ 3,873,206

The amount allocated to the trademark, tradename and customer list was determined by management after considering the results of an independent appraisal based on established valuation techniques. The trademark and trade name have indefinite lives and are therefore not subject to amortization. The customer list is being amortized over its estimated useful life of 3 years. As of June 30, 2005 and 2004, the carrying value of the customer list was $120,556 and $223,889, respectively. The goodwill, trademark, tradename and customer list will be deductible for tax purposes over the tax life of 15 years.

The following table is a summary of the Company's future customer list amortization of intangibles as of June 30, 2004.

Fiscal Year	Annual Amortization Expense
2006	$ 103,333
2007	17,223
2008	--
2009	--
2010	--
Thereafter	--
Total	$ 120,556

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

Twelve Months Ended

June 30,

	2004	2003
Revenue	$ 56,979,654	$ 56,798,317
Net income attributable to common shareholders	$ 1,511,460	$ 904,112
Basic income per common share	$ 0.30	$ 0.16

Diluted net income attributable to common shareholders	$ 1,641,245	$ 1,102,129
Diluted income per diluted share	$ 0.27	$ 0.16

Each of the shares of Series D Preferred has a minimum liquidation value of $10,000 per share, and is convertible into 2,832 shares of the Company's common stock. The Series D Preferred ranks junior to both Series A and Series C Preferred Stock but senior to all other shares of capital stock of the Company. The Series D Preferred stockholders may, at any time after December 31, 2004, require the Company to redeem some or all of the Series D Preferred shares at their minimum liquidation value, not to exceed $650,000 annually on a rolling 12-month basis. As of June 30, 2005, the Series D Preferred stockholders have not required the Company to redeem any of the Series D Preferred shares. The Series D Preferred requires mandatory redemption of all outstanding shares at the minimum liquidation value along with all accrued but unpaid dividends ten years after issuance. The Series D Preferred carries voting rights on an as-converted basis, and, as a class, has the right to elect one member to the Company's Board of Directors. The Series D Preferred shares have a cumulative preferred cash dividend of 5.0 % per annum, payable quarterly.

During fiscal year 2004, as a result of restrictive covenants, the Company amended certain lending arrangements with its lessor in the sale-leaseback transaction and its lender related to this transaction.

There were no material relationships among the parties to the acquisition of Calyx & Corolla or their affiliates, officers, directors, members or managers, or any of their associates.

Note 3. Inventories

Inventories consist of the following at June 30, 2005 and 2004:

	2005	2004
Raw materials	$ 399,529	$ 451,179
Work-in-process	69,562	192,670
Finished goods	4,798,193	3,447,087
	$ 5,267,284	$ 4,090,936

Note 4. Property and Equipment

Property and equipment consist of the following at June 30, 2005 and 2004:

	2005	2004
Land and land improvements	$ 1,090,536	$ 1,244,532
Building	6,668,134	6,668,134
Equipment	5,269,349	4,876,080
Furniture and fixtures	414,478	415,921
Vehicles	70,908	71,858
Leasehold improvements	765,479	596,194
	14,278,884	13,872,719
Less - Accumulated depreciation and amortization	(7,868,735)	(7,634,049)
	$ 6,410,149	$ 6,238,670

Depreciation expense for the years ended June 30, 2005, 2004 and 2003 was $928,539, $920,696 and $974,332 respectively.

Note 5. Related Party Transactions

On December 31, 1996, the Company entered into a consulting agreement with Venture Management Group, Inc. Fred Marks, Chairman of the Company's Board of Directors, is President of Venture Management Group, Inc. The terms of this agreement commenced on January 1, 1997 and will terminate on December 31, 2006, unless earlier terminated in accordance with the agreement. In consideration of the consulting services to be provided, the Company incurred fees of $65,000 for each of the three years ended June 30, 2005.

On November 3, 1998, the Company entered into a management agreement with TSG Equity Partners, LLC (formally The Shepherd Group, LLC). Thomas R. Shepherd, a Director of the Company, is Chairman of TSG Equity Partners, LLC. The terms of this agreement commenced on November 3, 1998 and will terminate on the earlier to occur of (i) the holders of Series C Preferred Stock cease to own at least fifteen percent of its original Series C Preferred Stock investment or (ii) ten years from the commencement of the agreement. Under the management agreement, TSG Equity Partners, LLC provides a range of specific financial and related management services to the Company. In consideration of the management services to be provided, the Company incurred fees of $25,000 for each of the fiscal years 2005 and 2004 and $29,167 for fiscal year 2003.

On April 9, 2001, Elisabeth B. Robert, a director and Chief Executive Officer of the Company, entered into a Demand Note with the Company to borrow up to $140,000 to finance certain income tax obligations related to her exercise of stock options. The amount borrowed under this agreement was $43,669. Included in Deposits and other assets was this recourse demand note from Elisabeth Robert. The loan balance which was $0 and $3,646 as of June 30, 2005 and 2004, respectively was repaid in weekly amounts of principal and interest through payroll deductions such that the entire amount was paid by the end of the term of Ms. Robert's employment agreement with the Company dated November 21, 2001. The interest rate on the note was a floating rate equal to the "applicable federal rate" on short term borrowings as defined by Section 1274(a) of the Internal Revenue Code and the note was secured by a stock pledge agreement from Ms. Robert.

On July 1, 2004, the Company entered into a management agreement with Andrew Williams, a Director of the Company, pursuant to which Mr. Williams serves as a consultant to the Company and provides management services relating to the floral industry. The term of the management agreement commenced on July 1, 2004 and will terminate on June 30, 2005. In consideration for the management services provided, the Company incurred fees of $25,000 for fiscal year 2005.

During fiscal years 2005 and 2004, the Company's Calyx & Corolla segment utilized floral delivery services from FloralSource International, LLC. Andrew Williams, a Director of the Company, is Chief Executive Officer of FloralSource International, LLC. During fiscal years 2005 and 2004, the Company incurred fees from FloralSource International, LLC of $39,535 and $33,562 respectively.

Note 6. Accrued Expenses

Accrued expenses at June 30, 2005 and 2004 consist of the following:

	2005	2004
Compensation and other benefits	$1,260,369	$1,143,045
Other accrued liabilities	1,193,835	465,463
Accrued Legal settlement related to New York lease dispute (see note 10)	1,200,000	220,526
Total Accrued Expenses	$ 3,654,204	$ 1,829,034

Note 7. Indebtedness

On July 18, 1997, the Company completed a sale-leaseback transaction involving its factory headquarters and a portion of its property located in Shelburne, Vermont. The Company received approximately $5,900,000 in cash. Associated transaction costs (comprised entirely of external legal, investment advisory, and other professional fees) of $679,000, have been capitalized and recorded as a component of other assets. The lease obligation, secured by the business assets of the Company, is payable on a twenty-year amortization schedule through July 2017 with three additional five year renewal options at the Company's discretion. The transaction was accounted for as a financing transaction in accordance with SFAS 98, Accounting for Leases. The associated transaction costs of $679,000 are being amortized over the twenty-year term of the debt. The net book value of the building and apportioned land and land improvements was $4,188,373 and $4,452,328 as of June 30, 2005 and June 30, 2004, respectively.

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

On September 27, 2002, the Company closed on two loan facilities with Banknorth, N.A. These facilities consisted of a 4.79 percent fixed rate per annum term loan in the amount of $3,000,000 for the repurchase of the Company's capital stock and a variable rate revolving line of credit in an amount up to $4,000,000 for working capital needs. The fixed rate term loan will be paid by monthly payments of principal and interest over a term of five years. The 4.79 percent fixed rate, determined at the closing of the loan, was equal to the 2.5 year term Federal Home Loan Bank rate plus 200 basis points. The revolving line of credit in the amount of $4,000,000 was to be repaid on its second anniversary, at which time all principal outstanding plus accrued and unpaid interest was to be due. On December 28, 2004, Banknorth extended the maturity date for the line of credit until November 30, 2006. During the term of the revolving line of credit, the Company will make monthly payments of interest calculated on the outstanding principal balance. The interest rate payable on borrowings under the revolving line of credit will be primarily at LIBOR (for 30, 60, and 90 day periods) plus 220 basis points (except that no more than three LIBOR based borrowings will be allowed at any one time). Any borrowings the Company plans to repay in less than 30 days will be at the Wall Street Journal prime rate. At June 30, 2005 and 2004 there were no outstanding borrowings on the Banknorth, N.A. revolving line of credit.

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

As of June 30, 2005, 2004 and 2003, the Company had no outstanding letters of credit.

The Company is subject to minimum fixed charge coverage, maximum leverage ratio, minimum tangible net worth and capital expenditure restrictive covenants under the terms of the lease obligation entered into by the Company in connection with the sale-leaseback transaction. As of June 30, 2005, the Company was in compliance with all of its restrictive covenants.

Future maturities of long-term debt obligations associated with the two outstanding loan facilities are as follows at of June 30, 2005:

Fiscal Year
2006	$ 669,900
2007	694,100
2008	367,400
2009	50,000
2010	--
Total	1,781,400

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

Note 9. Significant Vendors

The following table is a summary of the Company's significant vendor purchases as a percent of total purchases of product, raw materials and supplies in each respective business segment during the fiscal years ended June 30, 2005, 2004, and 2003

		Gift Delivery	Services
FY 2005	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Vendor A	22.3%	--	--	--	--
Vendor B	16.8%	--	--	--	--	--
Vendor C	17.6%	9.4%	--	--	--	--
Vendor D	--	--	--	--	--	--
Vendor E	--	--	16.1%	--	--	--
Vendor F	--	--	--	12.4%	--	--
Vendor G	--	--	--	11.6%	--	--
Vendor H	--	--	--	--	9.5%	14.2%
Vendor I	--	35.5%	--	--	--	--
Vendor J	--	12.5%	--	--	--	--
Vendor K	--	11.2%	--	--	--	--

		Gift Delivery	Services
FY 2004	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Vendor A	17.3%	--	--	--	--	44.9%
Vendor B	15.4%	--	--	--	--	--
Vendor C	10.7%	--	--	--	--	--
Vendor D	--	--	--	--	--	--
Vendor E	--	--	10.9%	--	--	--
Vendor F	--	--	--	12.1%	--	--
Vendor G	--	--	--	10.6%	--	--
Vendor H	--	--	--	--	13.5%	24.9%

		Gift Delivery	Services
FY 2003	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale
Vendor A	19.1%	--	--	--	--	25.3%
Vendor B	21.7%	--	--	--	--	--
Vendor C	--	--	--	--	--	--
Vendor D	--	10.5%	--	--	--	--
Vendor E	--	--	--	--	--	--
Vendor F	--	--	--	--	--	--
Vendor G	--	--	--	--	--	--
Vendor H	--	--	--	--	--	--

The Company purchases products from suppliers, both domestic and offshore. The

Company believes that alternate sources of supply are available at competitive prices, should conditions warrant.

Note 10. Commitments and Contingencies

Leases

On October 24, 1996, the Company entered into a ten-year lease for 2,600 square feet on Madison Avenue in New York City. On December 7, 1997, the Company's 538 Madison Avenue location was closed due to structural problems at neighboring 540 Madison Avenue. On December 16, the Company announced that it was permanently closing that retail location. The City of New York deemed the 538 Madison Avenue building uninhabitable from December 8, 1997 to April 9, 1998, and the Company has not made any rent payments on the lease since December, 1997. On December 24, 1998, the Company received a notice from its landlord of 538 Madison Avenue alleging that it was in default under the lease for failure to resume occupancy, and demand for back rent for the period July 8, 1998 to December 31, 1998 in the amount of $144,355. Further on January 4, 1999 the Company received a demand to resume rent payments beginning January 1999. The Company disputed the landlord's position and believed it was not obligated to resume occupancy or pay rent under the lease. As a result, on May 25, 1999, the Company commenced action in the Supreme Court of the State of New York, County of New York against 538 Madison Realty Company. The action sought breach of contract damages and a declaration that the contract at issue, the former lease between the parties, had been terminated. The landlord moved to dismiss the action based on purported documentary evidence, being the lease itself. That motion was denied by order entered April 12, 2000. After having unsuccessfully attempted to resolve the disputes and after engaging in document discovery, the Company moved for summary judgment on its claims and dismissal of the landlord's claims. That motion was granted by order dated July 25, 2001 and judgment was entered in favor of the Company and against the landlord in the amount of $211,146 on August 10, 2001. The landlord filed an appeal of that judgment and, as settlement discussions were unsuccessful, posted a bond to stay enforcement of the judgment pending its appeal, which was argued on November 1, 2002. That judgment was affirmed by a 3-2 vote of New York's Appellate Division, First Department. Based on the two dissenting votes, the landlord had a right of appeal to New York's Court of Appeals. That appeal was fully briefed and then argued on February 10, 2004. On March 25, 2004, the New York Court of Appeals issued a decision reversing the Appellate Division, and denying the Company's summary judgment motion. This decision returned the case to the New York Supreme Court for a determination as to whether the Company's lease was terminated or continued in effect following the December 7, 1997 incident. The Company continued to pursue all of its legal remedies to resolve the litigation favorably by decision or settlement. The Company accrued management's estimated cost of $220,000 to settle this contingency, but no assurance could be given that this dispute could be settled for that amount. In the event that no settlement could be reached and the Company was not successful in its suit against 538 Madison Realty Company, the remaining amount owed under the lease over its remaining term at face value was $2,825,000. The landlord also claimed damages, pursuant to the lease for interest, attorneys fees and its costs incurred in connection with re-letting the space. In the event there was a determination that the lease continued in effect, the Company would assert offsets to the damages claimed, based on other settlements reached by the landlord in connection with the December 7, 1997 incident and the current re-letting of the space. Nevertheless there was no assurance that this dispute could be resolved for less than the full amount claimed by the landlord. Discovery was scheduled to be completed in March 2005 and no trial date had been set. The Company had agreed to enter into mediation with the landlord and a mediation date, after prior cancellations, occurred on March 3, 2005. On March 18, 2005, following mediation that occurred on March 3, 2005, and continuing settlement discussions, the Company increased the amount of its reserve for the litigation by $1,780,000 to reflect management's then current estimated cost of $2,000,000 to settle this contingency. On April 28, 2005, the Company executed a Settlement and Release Agreement (the "Settlement Agreement") with 538 Madison Realty Company. Under the Settlement Agreement, the Company agreed to pay 538 Madison Realty Company a settlement amount of $2,350,000 and the parties exchanged releases. Of this settlement amount, $1,150,000 was paid by the Company upon execution of the Settlement Agreement, including the release of a security deposit previously held by 538 Madison Realty Company in the amount of $150,000. The remaining $1,200,000 has been recorded as a liability and will be paid by the Company on or before March 15, 2006, without interest.

On April 29, 2005, in conjunction with the Settlement Agreement, the Company evaluated financial covenants and received consents from its lender, Banknorth, N.A. and W.P. Carey & Co. LLC, the Company's landlord in a sale-leaseback financing transaction relating to its retail/manufacturing facility in Shelburne, Vermont, to amend certain financial covenants in regards to the one-time charge of $2,350,000 attributable to payments made to 538 Madison Realty Company LLC pursuant to the Settlement Agreement.

On September 29, 1999 the Company entered into a one-year lease with four one-year renewal options for a new manufacturing facility in Newport, Vermont for 12,000 square feet. In April 2001 the Company expanded its Newport operation to occupy an additional 12,000 square feet in an adjacent facility owned by the same landlord. A new three-year lease with two three-year renewal options effective October 1, 2001 combines the two facilities. Annual lease payments for the fiscal year ended June 30, 2005 under the combined Newport lease totaled $102,470. On November 1, 1999, the Company began operation of the facility with 25 skilled sewers stitching teddy bear parts. As of June 30, 2005 there were 62 full time employees in the Newport facility manufacturing complete teddy bears, from cutting to stitching, to stuffing, pinning and assembly, and back sealing. The bears are then shipped back to the Shelburne plant for order fulfillment.

On July 19, 2000, to consolidate remote warehouse locations, the Company entered into a ten-year lease with three five-year renewal options for a new 60,400 square foot warehouse and fulfillment center in Shelburne, Vermont. This facility is on property that is contiguous to the property on which the Company's factory headquarters are located. The lease began on September 1, 2000 and replaced the lease for 20,000 square feet of off-site space in Williston, Vermont and the lease for 4,000 square feet in Shelburne, Vermont. On July 29, 2004, the Company entered into a new ten year lease for its Shelburne warehouse and fulfillment center to incorporate a 60,400 square foot addition to the existing facility that is contiguous to the property on which the Company's factory headquarters are located. The addition replaces 25,000 square feet of month-to-month leased space in Williston, Vermont. The new consolidated lease for 120,800 square feet replacing the July 19, 2000 lease began in October 2004. The consolidated lease is for ten years with three five-year renewal options. Annual lease payments for the fiscal year ended June 30, 2005 totaled $679,969.

On March 19, 2002 the Company entered into a three-year lease with two three-year renewal options for 2,000 square feet of retail space on Route 100 in Waterbury, Vermont. This retail space is part of a small retail complex with 5 other retail outlets located approximately 1.5 miles from the Ben and Jerry's factory tour location. The lease began May 1, 2002 and has an annual amount due under the lease of $24,000 for the first year and increases of two percent annually thereafter. Annual lease payments for the fiscal year ended June 30, 2005 totaled $25,094.

On November 1, 2003, the Company entered into a ten-month lease agreement for 6,000 square feet of office space in Vero Beach, Florida. The Company continued to rent this property on a month to month basis, after the expiration of this agreement, until January 2005 when the Company entered into an agreement for smaller, more suitable office space. This office space is used for the Calyx & Corolla segment's merchandising and brand related marketing functions. Lease payments for the fiscal year ended June 30, 2005 totaled $52,881.

On January 1, 2005, the Company entered into a two-year lease agreement with a one-year renewal option for 1,700 square feet of office space at a different location in Vero Beach, Florida. This office space is used for the Calyx & Corolla segment's merchandising and brand related marketing functions. Lease payments for the fiscal year ended June 30, 2005 totaled $11,916.

In addition, the Company leases various equipment under non-cancelable capital lease agreements. Capital leases and non-cancelable operating leases at June 30, 2005 require the following annual minimum lease payments:

	Capital Leases	Operating Leases
2006	$ 703,889	$ 1,393,504
2007	703,889	1,077,240
2008	703,889	987,007
2009	703,889	878,373
2010	703,889	817,194
Thereafter	4,985,879	3,262,164
Total minimum lease payments	8,505,324	$ 8,415,482
Less- Amounts representing interest	(3,704,251)
Present value of lease payments	4,801,073
Less- Current installments	(195,394)
Long-term portion	$ 4,605,679

The original cost and net book value of assets under capital lease at June 30, 2005 and 2004 were $6,708,075 and $4,188,373, and $6,708,075 and $4,452,328, respectively. Rental expense under operating leases for the years ended June 30, 2005, 2004 and 2003 were $1,532,074, $1,396,116, and $1,185,478, respectively.

Litigation

On June 14, 2005, VTBC was served with a summons and complaint in each of two separate legal actions commenced in the Supreme Court of the State of New York, County of Nassau: an action brought by Keith Griffin of Long Island, New York, filed June 3, 2005; and an action brought by Robert Totero of Sun City Center, Florida, filed June 8, 2005. By order entered on September 7, 2005, the actions were consolidated. The court ordered that an amended and consolidated class action complaint be filed and served as soon as practicable after consolidation. Plaintiffs filed an amended and consolidated class action complaint (the "Amended Complaint") on September 19, 2005. The Amended Complaint alleges that the named plaintiffs are shareholders of VTBC, who are suing on behalf of themselves and all other similarly situated parties. The action is pending in the Commercial Division of the Supreme Court of the State of New York, County of Nassau.

The action seeks to challenge the proposed merger transaction reported by VTBC in its Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 17, 2005 and as described in VTBC's definitive Proxy Statement on Form 14A filed with the SEC on September 2, 2005. The Amended Complaint names as defendants VTBC and each individual member of VTBC's board of directors, as well as the Buyer and affiliated entities. The Amended Complaint alleges that the defendants breached their fiduciary duties to shareholders by, among other things, (1) failing to maximize shareholder value with respect to the proposed merger transaction and (2) failing to disclose material information regarding the proposed merger.

The Amended Complaint seeks certification as a class action, with the named plaintiffs to be certified as class representatives, and also seeks declaratory and injunctive relief, enjoining the proposed merger transaction, as well as unspecified compensatory damages, attorneys' fees, costs of the litigation, and other unspecified relief. VTBC denies the substantive allegations of the complaints, including the Amended Complaint and, if necessary, intends to defend the consolidated action vigorously.

VTBC has not responded to the Amended Complaint, and its time to do so has not expired yet. The plaintiffs served discovery requests on or about September 9, 2005. A pretrial conference with the court is scheduled for October 24, 2005.

The plaintiffs and the defendants in this litigation have engaged in negotiations that have led to a settlement agreement. The terms of such settlement are reflected in a memorandum of understanding which was signed on September 20, 2005 which includes a settlement amount of $170,000 of which $5,000 will be paid by the parent company of Hibernation Holding Company, Inc., and the balance will be covered by the Company's insurance policy. The Company has recorded a liability and a receivable for $165,000 on the balance sheet as of June 30, 2005 to reflect the settlement liability and the corresponding insurance coverage, respectively. In addition, the Company has accrued for legal fees the Company expects to incur in association with the suit. The memorandum of understanding provides for the negotiation of a formal stipulation of settlement and, ultimately, court consideration of the proposed settlement based on the additional disclosures made in this supplement to the proxy statement, and other disclosures, and containing other customary terms, including, but not limited to, (1) a release of all defendants from all claims that were or could have been asserted in the action or otherwise arise out of or relate to the transaction contemplated by the Merger Agreement, and the contents of the proxy statement and related matters and (2) a denial of any wrongdoing or liability on the part of all defendants.

The plaintiffs and the defendants in this litigation have engaged in negotiations that have led to a settlement agreement. The terms of such settlement are reflected in a memorandum of understanding which was signed on September 20, 2005. The memorandum of understanding provides for the negotiation of a formal stipulation of settlement and, ultimately, court consideration of the proposed settlement based on the additional disclosures made in this supplement to the proxy statement, and other disclosures, and containing other customary terms, including, but not limited to, (1) a release of all defendants from all claims that were or could have been asserted in the action or otherwise arise out of or relate to the transaction contemplated by the Merger Agreement, and the contents of the proxy statement and related matters and (2) a denial of any wrongdoing or liability on the part of all defendants.

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

Note 11. Income Taxes

The provision for income taxes for the years ended June 30, 2005, 2004 and 2003 were comprised of the following:

	Year Ended June 30, 2005	Year Ended June 30, 2004	Year Ended June 30, 2003
Current -
Federal	$ 1,090,477	$ 964,485	$ 777,247
State	296,990	267,489	239,927
	$ 1,387,467	$ 1,231,974	$ 1,017,174
Deferred -
Federal	$ (332,069)	$ 40,329	$ (147,382)
State	(102,524)	12,451	(44,531)
	(434,593)	52,780	(191,913)
Income tax provision	$ 952,874	$ 1,284,754	$ 825,261

The components of the net deferred tax asset as of June 30, 2005 and 2004 are presented below:

Deferred tax assets	June 30, 2005	June 30, 2004
Vacation accrual	$ 143,639	$ 114,769
Inventories	41,015	51,007
Depreciation	152,505	158,686
Deferred rent	--	38,294
Other	728,088	174,482
Accrued Expenses	161,273	201,146
Total deferred tax assets	1,226,520	738,384

Deferred tax liabilities
Prepaid Expenses	(132,663)	(79,120)
Total deferred tax liabilities	(132,663)	(79,120)
Net deferred tax asset	$ 1,093,857	$ 659,264

The provision for income taxes varies from the amounts computed by applying the U.S. federal income tax rate of 34% as follows for the years ended June 30, 2005, 2004 and 2003:

	Year Ended June 30, 2005	Year Ended June 30, 2004	Year Ended June 30, 2003
Federal tax rate	34.0%	34.0%	34.0%
Increase (reduction) resulting from:
State taxes - net of Federal benefits	5.1%	5.9%	6.4%
Other	4.4%	0.9%	0.3%
Permanent difference	35.6%	0.2%	0.2%
Income tax provision	79.1%	41.0%	40.9%

The permanent difference of 35.6% is primarily due to the transaction costs related to the Merger Agreement (see Note 1) that are not deductible for income tax purposes.

Tax benefit associated with the exercise of certain employee stock options was $165,000 and $62,000 in fiscal years 2005 and 2004 respectively. Tax benefit resulting from the exercise of certain employee stock options in connection with the Issuer Tender Offer dated August 21, 2002, was approximately $600,000 in fiscal year 2003. These benefits have been reflected as increases to additional paid in capital in the accompanying consolidated financial statements.

Note 12. Preferred Stock

Series A

The Company has issued 90 shares, $.05 par value, of Series A Cumulative Preferred Stock to one individual. The Series A stockholder is entitled to accrued dividends on the stated values of the shares at a rate of 8% per annum. The dividends accrue regardless of whether dividends have been declared, profits exist, or funds are legally available for payment. Dividends are payable quarterly, in arrears. For each of the fiscal years ended June 30, 2005, 2004 and 2003, $72,000 of dividends were accrued. The Series A Preferred Stock carries a liquidation preference value equal to the stated value per share plus all accrued and unpaid dividends. The stated value is equal to $10,000 per share.

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

Each of the shares of Series C Preferred Stock has a liquidation value of $10,000 per share, and is convertible into 9,523 shares of the Company's Common Stock. The Series C Preferred Stock requires redemption upon the tenth anniversary of its issuance, with the Company and the Series C Preferred stockholders having call and put rights, respectively, beginning on the fifth anniversary of issuance. The Series C Preferred stock carries voting rights on an as-converted basis, and, as a class, has the right to elect two members to the Company's Board of Directors. Both the Series C Preferred Stock and the accompanying warrants carry certain anti-dilution provisions. The Series C Preferred Stock has a cumulative preferred dividend of six percent per annum, payable quarterly. The dividends were required to be paid in additional shares of Series C Preferred Stock for the first two and one-half years after issuance. As of April 30, 2001, the Company was no longer required to pay the dividends in stock and exercised its option to pay them in cash. For the fiscal year ended June 30, 2005 $5,585 of dividends were paid in cash. For the fiscal year ended June 30, 2004 $7,863 of dividends were paid in cash. For the fiscal year ended June 30, 2003 $18,525 of dividends were paid in cash. In addition to Series C Preferred dividends, the holders of the Series C Preferred stock shall be entitled to receive dividends at the same rate as dividends (other than dividends paid in additional shares of Common stock) are paid with respect to the Common stock (treating each share of Series C Preferred stock as being equal to the number of shares of Common stock into which each share of Series C Preferred could be converted).

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

Series D

The consideration paid in the acquisition of Calyx and Corolla included 250 shares of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred") at a fair value of $10,000 per share. The Series D Preferred shares are convertible into the Company's common stock at a price of $3.53 per common share and have voting rights on an as-converted basis.

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

Note 13. Warrants

There were two warrants outstanding for shares of the Company's Common Stock which have been outstanding for all of fiscal year 2005, 2004, and 2003. Substantially all of the warrant agreements contain certain anti-dilution provisions which, if triggered, can result in additional shares being available to the warrant holder and/or a reduction in the exercise price for each share. Certain anti-dilution provisions were triggered in fiscal 1999 as the result of the issuance of warrants and employee stock options. The following table summarizes the Company's outstanding warrants, inclusive of the effects of anti-dilution provisions:

Warrant	Exercise	Expiration
Shares	Price	Date
150,611	$1.310	9/27/2009
42,500	1.050	9/27/2009

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

	Number of Shares	Price Range	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding June 30, 2002	1,306,789	$1.00 - $4.31	$1.43	5.1 years
Granted	169,740	$3.40	$3.40
Exercised	(665,354)	$1.00 - $3.50	$1.00
Cancelled	(14,870)	$1.38 - $3.50	$3.39
Outstanding June 30, 2003	795,305	$1.00 - $4.31	$2.17	6.4 years
Granted	--	--	--
Exercised	(36,275)	$1.00 - $4.31	$1.24
Cancelled	(500)	$3.50	$3.50
Outstanding June 30, 2004	758,530	$1.00 - $4.00	$2.22	5.5 years
Granted	--	--	--
Exercised	(40,550)	$1.00 - $3.50	$2.28
Cancelled	--	--	--
Outstanding June 30, 2005	717,980	$1.00 - $4.00	$2.21	4.6 years

The following table summarizes information for options outstanding and exercisable at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Prices	Number of Shares	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number of Shares	Wtd. Avg. exercise price
$1.00 - $1.25	356,660	3.0	$1.06	356,660	$1.06
$1.66 - $3.40	286,320	6.6	3.31	172,698	3.26
$3.50 - $4.00	75,000	4.1	3.51	75,000	3.51
$1.00 - $4.00	717,980	4.6	$2.21	604,358	$1.97

As of June 30, 2005, options to purchase 604,358 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.97. As of June 30, 2004, options to purchase 576,909 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.89. As of June 30, 2003, options to purchase 526,310 shares of the Company's Common Stock were exercisable under the 1993 Plan with an average weighted average exercise price of $1.64.

Non-Employee Director Stock Option Plan

On November 22, 1996, the stockholders approved the Non-Employee Director Stock Option Plan ("NEDSO Plan"), which provides for the grant of options to purchase 400,000 shares of the Common Stock of the Company in exchange for their participation as a Director of the Company. Pursuant to the NEDSO Plan, amended on January 22, 1998, each participating Director would receive an option to purchase 2,000 shares of Common Stock as an annual retainer. The Chairman of the Board of Directors, if eligible, was also entitled to receive an additional annual retainer to purchase 8,000 shares of the Company's Common Stock. In addition to the annual retainer options, each participating director could receive an option to purchase up to 1,500 shares of Common Stock per quarter for actual attendance at each regular meeting of the Board of Directors. Directors were eligible to participate in the plan only if they receive no other cash compensation from the Company. All options had an exercise price equal to the fair market value of the Common Stock on the date of grant, vest immediately, and were exercisable for a period of ten years. Pursuant to the NEDSO plan, amended December 7, 2004, the Plan now allows outside directors to elect each year to either receive all of their compensation for that year in the form of stock options or to receive a portion of their compensation for that year in cash and the balance in the form of stock options. The amended plan eliminates the annual grant of stock options as a retainer and gives each outside director, including the Chairman of the Board, if eligible, a choice between receiving annual compensation in the form of either 8,700 stock options or a combination of cash in the amount of $8,000 plus 5,800 stock options. This annual compensation is granted in four equal quarterly grants, in arrears, at the end of each fiscal quarter for service on the Board during that preceding quarter. Directors failing to attend at least 75% of all meetings of the Board of Directors and of any Committees to which they are appointed, in any fiscal year, forfeit eligibility for the grant of stock options (or a combination of cash and stock options) for the fourth quarter of that fiscal year.

	Number of	Weighted Avg.
	Shares	Price
Outstanding June 30, 2002	160,500	$ 3.07
Granted	38,500	3.55
Exercised	(19,500)	2.09
Cancelled	-	--
Outstanding June 30, 2003	179,500	$ 3.28
Granted	35,000	4.47
Exercised	(20,933)	3.42
Cancelled	--	--
Outstanding June 30, 2004	193,567	$3.48
Granted	30,333	5.10
Exercised	(41,000)	3.24
Cancelled	--	--
Outstanding June 30, 2005	182,900	$3.80

As of June 30, 2005, options to purchase 182,900 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.80, and options to purchase 135,667 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2004, options to purchase 193,567 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.48, and options to purchase 166,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan. As of June 30, 2003, options to purchase 179,500 shares of the Company's Common Stock were exercisable under the NEDSO Plan with an average weighted exercise price of $3.28, and options to purchase 201,000 shares of the Company's Common Stock were available for grant under the NEDSO Plan.

The weighted average fair value of under the 1993 Plan and the NEDSO plan granted during fiscal years 2005, 2004 and 2003 were $2.54, $2.47 and $2.56, respectively.

Note 15. Segment Information

Operating segments represent components of the Company's business that are evaluated regularly by the Chief Executive Officer in assessing performance and resource allocation. The Company has six reportable segments consist of BearGram, PajamaGram, Calyx & Corolla floral, TastyGram delivery services, Retail Operations, and Corporate/Wholesale (including licensing). BearGram, PajamaGram, Calyx & Corolla floral, and TastyGram delivery services are collectively referred to as the Gift Delivery Services.

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

		Gift Delivery	Services
FY 2005	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$30,943,028	$ 14,588,485	$ 17,469,211	$ 406,410	$ 2,808,525	$ 392,090	$ 66,607,749
Cost of Goods Sold	12,293,691	6,413,336	10,030,097	295,987	1,055,080	219,583	30,307,774
Gross Margin	$ 18,649,337	$ 8,175,149	$ 7,439,114	$ 110,423	$ 1,753,445	$ 172,507	$ 36,299,975
Gross Margin %	60.3%	56.0%	42.6%	27.2%	62.4%	44.0%	54.5%

		Gift Delivery	Services
FY 2004	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$28,652,928	$ 7,385,273	$ 15,718,595	$ 365,381	$ 3,032,997	$ 672,359	$ 55,827,533
Cost of Goods Sold	11,373,974	3,087,747	8,254,966	255,788	1,081,967	312,060	24,366,502
Gross Margin	$ 17,278,954	$ 4,297,526	$ 7,463,629	$ 109,593	$ 1,951,030	$ 360,299	$ 31,461,031
Gross Margin %	60.3%	58.2%	47.5%	30.0%	64.3%	53.6%	56.4%

		Gift Delivery	Services
FY 2003	BearGram Service	PajamaGram Service	Calyx & Corolla Service	TastyGram Service	Retail Operations	Corporate/ Wholesale	Totals
Net Revenues	$ 30,733,884	$ 5,269,749	--	$ 448,183	$ 3,469,596	$ 353,989	$ 40,275,401
Cost of Goods Sold	11,365,440	2,416,748	--	361,906	1,154,641	185,961	15,484,696
Gross Margin	$ 19,368,444	$ 2,853,001	--	$ 86,277	$ 2,314,955	$ 168,028	$ 24,790,705
Gross Margin %	63.0%	54.1%	--	19.3%	66.7%	47.5%	61.6%

The Company believes that there is no discernable basis to identify assets by segment. Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-91115 on Form S-3 and 333-74493 on Form S-8 of The Vermont Teddy Bear Co., Inc. of our report dated September 28, 2005, appearing in this Annual Report on Form 10-K of The Vermont Teddy Bear Co. Inc., for the year ended June 30, 2005.

Boston, Massachusetts

September 28, 2005